Form 10-Q
period 2008-09-30
Moggle, Inc.
filed 2008-10-29
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from______ to _______

Commission File Number 000-51523

MOGGLE, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2327649
(State or other jurisdiction of incorporation or organization)	IRS Employer Identification No.)

#111 Presidential Boulevard Suite 212 Bala Cynwyd, PA 19004
(Address of principal executive offices) (Zip Code)

(215) 463-4099
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☐  No ☒

The number of shares of the registrant's Common Stock, no par value, outstanding as of October 15, 2008 was 35,288,276 shares.

C O N T E N T S

Moggle, Inc.
(formerly Chimera International Group, Inc.)
(A Development Stage Company)

Financial Statements

September 30, 2008

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEET	1

STATEMENTS OF OPERATIONS	2

STATEMENT OF STOCKHOLDERS' EQUITY	3

STATEMENT OF CASH FLOWS	4

NOTES TO FINANCIAL STATEMENTS	5-13

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Balance Sheet
September 30, 2008
(Unaudited)

2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$273,684

TOTAL CURRENT ASSETS	273,684

PROPERTY AND EQUIPMENT
Computer equipment	5,582
Less: accumulated depreciation	419
5,163

TOTAL ASSETS	$278,847

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2008	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
35,288,276 shares issued and outstanding at September 30, 2008	3,529

Additional paid in capital	1,101,924

Deficit accumulated during the development stage	(826,606)

STOCKHOLDERS' EQUITY	$278,847

See accompanying notes to financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended September 30, 2008 and For the Period February 11, 2008
(Date of Inception) to September 30, 2008
(Unaudited)

	Three Months	From Inception
	Ended	February 11, 2008
	September 30,	to September 30,
	2008	2008

SALES	$-	$-

OPERATING EXPENSES
General and administrative	13,315	43,234
Consulting	21,433	126,858
Payroll	-	404,292
Professional fees	57,783	121,783
Research and development	5,649	10,699
Travel	82,351	119,740
Total operating expenses	180,531	826,606

NET LOSS	$(180,531)	$(826,606)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	33,619,476	27,620,943

See accompanying notes to financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) September 30, 2008
(Unaudited)

	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option grants	-	-	97,101	-	97,101
Net loss	-	-	-	(826,606)	(826,606)

Balance, September 30, 2008	35,288,276	$3,529	$1,101,924	$(826,606)	$278,847

See accompanying notes to financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statement of Cash Flows
For the Period February 11, 2008 (Date of Inception) to September 30, 2008
(Unaudited)

From Inception
February 11, 2008
to September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(826,606)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	501,393
Depreciation	419

Net cash used in operating activities	(324,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)

Net cash used in investing activities	(5,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	504,060
Proceeds from exercise of options	90,000
Proceeds from exercise of warrants	10,000

Net cash provided by financing activities	604,060

NET DECREASE IN CASH AND
CASH EQUIVALENTS	273,684

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$273,684

See accompanying notes to financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  Since inception, substantially all of the efforts of the Company have been developing technologies for multiplayer online role playing games.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property, plant and equipment.  The Company anticipates establishing global markets for its technologies.  The Company has adopted December 31, as its year end.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from February 11, 2008 (inception) to September 30, 2008 are not necessarily indicative of the results that may be expected for the period from February 11, 2008 to December 31, 2008.

The financial statements are presented in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Comprehensive Income
The Company follows SFAS No. 130, “Reporting Comprehensive Income.”  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash.  The carrying value of cash approximates fair value, because of its short maturity.

Concentration of Credit Risk Involving Cash
The Company has deposits with a financial institution which at times exceed Federal Depository Insurance limits.  This financial institution has a strong credit rating and management believes that credit risk related to these deposits is minimal.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from the sale of role playing games when shipped.

Income Taxes
The Company follows SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended September 30, 2008 and for the period from February 11, 2008 (inception) to September 30, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, start-up costs are expensed as incurred.

Research and  Development Costs
Research and development costs are expensed when incurred.  The total amount expensed for the three months ended September 30, 2008 and from February 11, 2008 (inception) through September 30, 2008 was $5,649 and $10,699.

Recently Issued Pronouncements
During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements (Continued)
During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on February 11, 2008 (date of inception) and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009.  SFAS 160 is not currently applicable to the Company since the Company does not have any subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  This FSP is not currently applicable to the Company.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements (Continued)
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have any convertible debt.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and experienced negative cash flow from operations during the development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company is in the development stage at September 30, 2008.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – INCOME TAXES

Under the provisions of SFAS No. 109, “Accounting for Income Taxes,” an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.

At September 30, 2008, the Company has a net operating loss (“NOL”) that approximates $325,000.  Consequently, the Company may have NOL carry forwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 3 – INCOME TAXES (Continued)

The income tax benefit (provision) consists of the following:

February 11, 2008
(Inception) to
September 30,
2008

Current	$-
Deferred	342,000
Change in valuation allowance	(342,000)

$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions.

	September 30, 2008
	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(289,000)	(35)
State tax, net of federal tax effect	(53,000)	(6)
Change in valuation allowance	342,000	41

	$-	-

The primary components of the Company’s September 30, 2008 deferred tax assets, liabilities and the related valuation allowances are as follows:

September 30,
2008

Deferred tax asset for NOL carryforwards	$134,000
Deferred tax asset for stock based compensation	208,000
Valuation allowance	(342,000)

$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company adopted SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.  The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 3 – INCOME TAXES (Continued)

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of February 11, 2008 (inception), the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the period ended September 30, 2008.  The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.

The Company will file U.S. income tax returns and state tax returns.  The U.S. and state income tax returns filed for the tax year ending on December 31, 2008 will be subject to examination by the relevant taxing authorities.

NOTE 4 – COMMON STOCK

In February 2008, the Company issued 19,000,000 founders shares at $.001 per share or $19,000.

In February 2008, the Company commenced a private placement of up to 7 million units at a price of $.035 per unit to accredited investors.  One unit consists of one share of the Company’s common stock and two warrants.  Each warrant entitles the holder to purchase one additional share of common stock at a price of $.04 per share and is exercisable for a three year period.  From February through June 2008, 7,142,858 units were sold, raising $250,000 in proceeds and resulting in 14,285,716 warrants being issued.

On May 8, 2008, 500,000 options were exercised, which raised proceeds $20,000.  During the three months ended September 30, 2008, 1,750,000 options were exercised, which raised proceeds of $70,000.

On May 27, 2008, the Company commenced a private placement of up to 6 million units at a price of $.035 per unit to accredited investors.  One unit consists of one share of the Company’s common stock and one warrant. Ten of these warrants entitle the holder to purchase one additional share of common stock at a price of $.75 per share and is exercisable for a three year period.  During the three months ended June 30, 2008, 6,142,858 units were sold with warrants at a price of $.75 per share, raising $215,000 in proceeds and resulting in 614,286 warrants being issued.  During the three months ended September 30, 2008 500,000 units were sold with warrants at a price of $.75, raising $17,500 and resulting in 50,000 warrants being issued.

On May 31, 2008, the Form D, Notice of Sale of securities Pursuant to Regulation D, Section 4(6) and/or Uniform Limited Offering Exemption, was amended to resolve over subscriptions in the private placements.

During the three months ended September 30, 2008, the Company sold 2,560 shares, which raised $2,560.  The Company filed a registration statement to register 2,560 shares of the Company, which became effective on September  3, 2008.

During the three months ended September 30, 2008, 250,000 warrants were exercised, which raised proceeds of $10,000.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2008, 12,250,000 options have been issued and are unexercised, and 10,500,000 options that are available to be issued under the Plan.  Of the 12,250,000 options that have been issued and are unexercised, 4,250,000 options were granted to employees and 8,000,000 options were granted to non employees.

The Plan is administered by the Board, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the terms of the Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the period from February 11, 2008 (Date of Inception) through September 30, 2008, the Company expensed $404,291 relative to employee options granted.  As of September 30, 2008, there was no unrecognized compensation expense related to non-vested market-based share awards.

The Company issued the Secretary of the Company 500,000 options, which were valued at $8,825 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 2.5% and expected option life of 5 years.  The options expire five years from the date of issuance.

The Company entered into an employment agreement with its President and Chief Executive Officer,  whereby, the President and Chief Executive Officer was issued 1,000,000 options, which were valued at $71,871 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

The Company entered into an employment agreement with its Director of Corporate Development whereby, the Director of Corporate Development was issued 2,750,000 options, which were valued at $197,645 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

The Company entered into an agreement with a member of the Company’s Board of Directors whereby, the member of the Board of Directors was issued 1,250,000 options, which were valued at $89,838 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

On June 23, 2008, 500,000 options were issued to a member of the Board of Directors, which were valued at $36,113 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.7% and expected option life of 5 years.  The options expire five years from the date of issuance.

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to September 30, 2008 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	-	$-

Granted	6,000,000	$0.04	$0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, September 30, 2008	4,250,000	$0.04	$0.04

Exercisable, September 30, 2008	4,250,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, September 30, 2008 (years)	4.5

The Company issued 14,950,002 warrants as part of the units included in the private placements, which expire three years from the date of issuance.

 The Company issued non-statutory stock options to non-employees.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate between 2.5% and 3.7%, and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.  For the period from February 11, 2008 (Date of Inception) through September 30, 2008, the Company expensed $97,102 relative to 8,000,000 non-employee options granted.  As of September 30, 2008, there was $49,818 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through October 2009.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant activity of the Company since February 11, 2008 (Date of Inception):

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	23,450,002	$0.04 to $.75	$0.04 to $.75
Exercised	(750,000)	(0.04)	(0.04)
Expired	-	-	-

Outstanding, June 30, 2008	22,700,002	$0.04 to $.75	$0.07

Exercisable, June 30, 2008	22,700,002	$0.04 to $.75	$0.07

Weighted Average Remaining Life,
Exercisable, June 30, 2008 (years)	3.2

NOTE 6 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the period from February 11, 2008 (inception) to September 30, 2008, a director of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $60,427.  All of these expenses were reimbursed to the director prior to September 30, 2008.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through the date of this quarterly report on Form 10Q, we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Results of Operations

The following discussion analyzes our results of operations for the period from February 11, 2008 (inception) to September 30, 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Period from February 11, 2008 (inception) through September 30, 2008:

We incurred a net loss of $826,606 on zero net revenue for the period from February 11, 2008 (inception) through September 30, 2008.  The following is a summary of the components of such loss:

Revenues	$0

General and Administration Expense	43,234

Consulting	126,858

Payroll	404,292

Professional Fees	121,783

Research and Development	10,699

Travel	119,740

Net Loss	$(826,606)

Basic and Diluted Net Loss Per Share	$(0.03)

Basic and Diluted Weighted AverageOutstanding Shares	27,620,943

Compensation Expense of Stock Options	$501,393

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the period from February 11, 2008 (inception) through September 30, 2008. During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the period from February 11, 2008 (inception) through September 30, 2008:

a)  General and Administrative expenses: During the period from inception through September 30, 2008, the Company incurred $43,234 in general and administrative expenses consisting of Administrative expenses of $11,419 meals and entertainment of $19,842, office supplies of $5,997 and marketing of $5,976.

b)  Payroll Expenses: During the period from inception through September 30, 2008, the Company incurred compensation expenses of $404,292 related to the fair market value of option grants for options to purchase shares of the Company’s common stock. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

c) Professional Fees: During the period from inception through September 30, 2008, the Company incurred $121,783 in counsel, accounting  and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company  of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

d) Consulting expense: For the period from February 11, 2008 (inception) through September 30, 2008, options to purchase  14,500,000 shares of Common Stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the period from February 11, 2008 (inception) through September 30, 2008, the Company recognized compensation expense of $97,101 related to these stock options.

e) Travel: During the period from inception through September 30, 2008, the Company incurred $119,740 in travel expenses in connection with researching and formulating the Company’s business plans and goals.

Liquidity and Capital Resources

We had cash on hand of approximately $273,684 as of September 30, 2008.   Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. We have not paid any salaries to management and have utilized  offshore  programmers on a work for hire basis  to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement. The Company now intends to primarily rely on the possible  sale of equity in private unregistered transactions with institutional and accredited investors outside of the United States in order to raise the working capital needed to fund its plans as well as the possible exercise of outstanding options and warrants. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are  successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues  reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by March 31, 2009, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until between 2010 and 2011. Accordingly we do not project that significant revenue will be developed until 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections,  we believe that should we raise a minimum of $10,000,000, of which there can be no assurance,  such proceeds will be sufficient for us to continue our planned operations throughout 2010.

During the remaining months of 2008 and the first six months of 2009, our ability to execute on our current plan of operations is dependent on raising proceeds from the private sale of equity capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform. We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

In the event that we are successful in selling less than $1,000,000 in equity capital we will change our plan to focus on the development of one or possibly two MMOGs, instead of attempting to develop the Platform. We will significantly reduce our hiring plans by seeking to hire only a small number of key individuals and rely significantly on outsourced foreign labor. We believe that such proceeds will allow us to continue operations through  2009 and we will be required to generate revenues in excess of cash expenses in 2010 in order to continue operations. We will attempt to raise additional funds in 2010 in the event that our cash flow requirements are not satisfied by revenues. We also will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in selling between $1,000,000 and $5,000,000 in equity capital, we will scale back our current hiring plans in 2009 and 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2009 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event,we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

The foregoing use of proceeds and project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

The following summarizes our cash flows during the period from February 11, 2008 (inception) through September 30, 2008:

Cash flows from Operating Activities:

Net Loss	$(826,606)

Adjustments used to reconcile net loss to cash used in Operating Activities:

Compensation expense of stock and stock options	501,393

Net Cash used in Operating Activities	(324,794)

Cash flows from Investing Activities

Purchase of Equipment	$(5,582)

Net Cash used in Investing Activities	(5,582)

Cash flows from Financing Activities	-

Proceeds from issuance of Common Stock	504,060

Proceeds from exercise of options and warrants	100,000

Net cash provided from Financing Activities	604,060

Net increase in cash and cash equivalents	$273,684

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At September 30, 2008 options to purchase 12,250,000 shares of common stock were outstanding under the 2008 plan.

The Plan is administered by the Board of Director’s, which selects the eligible persons to whom options are awarded, determines the number of shares subject to each option, the exercise price and the period during which options are exercisable. Each option granted under the Plan is evidenced by a written agreement by the Company and the grantee. Grants may be issued to employees (including officers) and directors of the Company as well as to certain consultants and advisors.

The exercise price for options granted under the plan is required to be no less than the fair market value of the common stock on the date the option is granted, except that options granted to 10% stockholders, are required to have an exercise price of not less than 110% of the fair market value of the Common Stock at the date of grant. Incentive stock options granted have a maximum term of ten years.

For the period from inception through September 30, 2008, options to purchase were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the period from inception through September 30,2008 the Company recognized compensation expense of $501,393 related to the stock options. The following assumptions were used in the fair value calculations:

                Risk free rate – 2.5% to 3.7%
                Expected term – 5 years
                Expected volatility of stock – 51.8%
                Expected dividend yield – 0%.

                The following table summarizes the information with respect to options to purchase 12,250,000 shares of Common Stock which are currently  outstanding and exercisable under the Company’s equity incentive plan:

Exercise Price	Options Outstanding	Remaining Life

$.04	12,000,000	Five (5) years

$.75	250,000	Five (5) years

Related Party Transactions

From inception through the date of this Prospectus, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the period from February 11, 2008 (inception) to September 30, 2008, Peter Pelullo a director and employee of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $60,247.  The Company has reimbursed Mr. Pelullo for these expenses.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s .director of corporate development and ad Director. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

Contractual Obligations

                The Company entered into an employment agreement with Alfredo Villa, its President and Chief Executive Officer. The agreement expires in 2011. The agreement calls for a base salary of $200,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

                The Company has also entered into an employment agreement with Ernest Cimadamore, its Secretary and Chief Financial Officer. The agreement expires in 2011. The agreement calls for a base salary of $75,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

                In addition the Company has entered into an employment agreement with Peter Pelullo, its director of Corporate Development. The agreement expires in 2011. The agreement calls for a base salary of $180,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

The Company has also entered into a number of consulting agreements pursuant to which the Company has issued an aggregate of 14,500,000 options. Under such consulting agreements the Company is not obligated to make any monetary payments, other than for reimbursement of expenses, to such consultants. One of such agreements is with Jo Webber the Chairman of the Board of Directors of the Company.

Off-Balance Sheet Arrangements

                We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures that is material to stockholders.

Critical Accounting Policies

                Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

                We have adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “ Share-Based Payment” (“SFAS 123(R)”). In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

                We have used the Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Compensation expense for unvested options granted to non-employees in previous periods is being amortized over the vesting period of the options.

Recently Issued Accounting Pronouncements:

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company has adopted SFAS 159 on February 11, 2008 (date of inception) and has elected not to measure any additional financial assets, liabilities or other items at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009.  SFAS 160 is not currently applicable to the Company since the Company does not have any subsidiaries.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. SFAS 161 is not currently applicable to the Company since the Company does not have derivative instruments or hedging activity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162"). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. FAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. FAS 162 is not expected to have an impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.  This FSP is not currently applicable to the Company.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this FSP is not expected to have an effect on the Company's financial reporting.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting for Convertible Debt That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The FSP includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP 14-1 is not currently applicable to the Company since the Company does not have any convertible debt.

Income Taxes:

As of September 30, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $325,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2008
Net Operating Losses	$134,000
Non deductible options	208,000
Valuation Allowance	(342,000)

$—

                The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

2008
Provision (Benefit) at US Statutory Rate	$-
Deferred	342,000
Increase (Decrease) in Valuation Allowance	(342,000)

$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through September 30, 2008, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. Due to the limited activities of the Company during such period, the Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective with respect to the financial information presented in this Report.

However in light of the Company’s plans to increase its activities and expand its operations in order to attempt to implement its business plans  the Company carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our management, including Alfredo Villa, our president and principal executive officer. Based upon that evaluation, Mr. Villa concluded that our disclosure controls and procedures  will  not be effective as our operations increase based on material weaknesses identified by management consisting of the limited number of persons who are involved in the control process. The Company, with the assistance of its accountants, intend to develop disclosure controls and procedures which will be effective and allow the Company to meets its obligations under applicable securities laws.

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings.

We are not a party to any  pending  legal  proceedings,  nor are we aware of any governmental authority contemplating any legal proceeding against us.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, the Company sold 2,560 shares of its Common Stock pursuant to the Registration Statement to a total of 44 investors. These shares were fully registered for sale under the Securities Act of 1933, as amended. The Company realized net proceeds of $2,560 from such sale and utilized such funds for working capital purposes.

During the quarter ended September 30, 2008, the Company issued 500,000 unregistered shares of its common stock to one person and received aggregate proceeds of $17,500, which proceeds were utilized for working capital purposes. In addition during the quarter ended September 30, 2008, the Company issued 2,000,000 additional unregistered shares of its common stock upon the exercise by an aggregate of 3 security holders of 250,000 outstanding warrants and 1,750,000 outstanding options. The Company realized $80,000 in net proceeds from the exercise of such options and warrants and utilized these funds for working capital purposes.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The securities were i8ssued to sophisticated, accredited investors who were existing security holders of the Company and were provided all of the current public information available on the Company.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit No.	Identification of Exhibit
31.1	Rule 13a-14(a) Certification of Alfredo Villa, President and Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Ernest Cimadamore, Secretary and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Alfredo Villa.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Ernest Cimadamore.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moggle Inc.

DATE: October 24, 2008

By:	/s/ Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer