Form 10-K
period 2008-12-31
Moggle, Inc.
filed 2009-03-31
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________
Commission File Number 333- 152050

MOGGLE,  INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	35-2327649 (IRS Employer Identification No.)
111 Presidential Boulevard
Suite 212
Bala Cynwyd, PA 19004

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 463-4099

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

     The aggregate market value of the common stock held by non-affiliates was $44,433,690 as  of  December 31, 2008. The closing price of the common stock on that date was $2.00  as reported by the OTC Bulletin Board. For purposes of this determination, we excluded the shares of common stock held by each officer and director, their affiliates  and by each person who was known to us to own 10% or more of the outstanding common stock as of December 31, 2008. The exclusion of shares owned by the aforementioned individuals and entities from this calculation does not constitute an admission by any of such individuals or entities that he or it was or is an affiliate of ours. At the end of the Company’s last second fiscal quarter, (June 30, 2008) the Company did not have a public float. During the Company’s last fiscal year ended December 31, 2008, the Company did not generate any revenues.

     We had 36,288,276 shares of common stock outstanding as of the close of business on March 25, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MOGGLE INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2008

Unless otherwise noted, the terms “we,” “us,” “our” refer to the combined and ongoing business operations of Moggle, inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

     We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

     For further discussion of risks effecting us and our operations and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Report.

     This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc. On April 4, 2008 we amended our certificate of incorporation and changed our name to Moggle, Inc. Our principle offices are currently located at 111 Presidential Boulevard, Suite 212, Bala Cynwyd, Pennsylvania 19004. We occupy this office, which is leased by an affiliate of one of our directors, on a rent free basis. Our current telephone number is (215) 463-4099. We have established a web site to help introduce our Platform to the online gaming world (www.playmoggle.com). Persons viewing our website are strongly cautioned that any information appearing on our web site should not be deemed to be a part of this Annual Report (“Report”), and should not be utilized in making a decision to buy our securities.

We are a start up venture and have not generated any revenues as of the date of this Report. We intend to develop an online game platform which will allow internet users to play massive multiplayer online games (“MMOG(s)”) through their web browser without the need to download any software (the “Platform”). We intend to develop multiple MMOGs for use on our Platform. Our Platform will be designed to allow MMOG players to link into major online social networks such as FacebookTM and MySpace TM and engage in MMOG play with their friends and colleagues. Our Platform will also seek to allow game developers and other interested parties to develop web based MMOGs directly by licensing our Platform tools or by retaining our services. We are attempting to develop and incorporate technology into the Platform which we believe will be desirable to movie studios, book publishers and other media creators which will allow for the rapid transformation of existing media into MMOGs. The Platform will also seek to support integration with in game advertising content providers and other mainstream in game ad content providers and provide advertising management and tracking capabilities. We expect that it will take between one and a half and three years to fully develop the Platform provided that we have succeeded in raising a minimum of $9,500,000 in capital. However as a result of the many risks which we outlined in this Report included in the ”Risk Factors” section, there is no assurance that even if we raise such capital we will be able to develop the Platform according to our business plan, and if ,developed generate revenues sufficient to sustain our business.

Industry Background

We consider our proposed business to be part of the overall entertainment industry. At the most fundamental level, our products will compete generally with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. The specific industry which our products will compete in is the video game industry. Our management believes that video games have increasingly become a mainstream entertainment choice for both children and adults. We believe that new generations of console game systems, improved graphics and expanded artificial intelligence capabilities of new game consoles have significantly enhanced game play and enabled rapid significant  industry growth.

The video game market reflects consumer spending on console games (including handheld games), personal computer games, online and web games and wireless games played on mobile phones. According to PricewaterhouseCoopers (‘PWC”) in a report entitled Global Entertainment and Media Outlook 2007 – 2011, the video game market in the United States, Europe, Middle East, Africa, Asia Pacific, Latin America and Canada will increase from $31.6 billion to $48.9 billion in 2011.

Video games are played by a large majority of the general American population ..DFC Intelligence (“DFC”) estimates that over 120,000,000 people play video or computer games in the United States alone. Despite general conceptions that game players are generally children and teens, the Entertainment Software Association (“ESA”) found that current user demographics, which directly apply to our video game industry, show that:

*	Sixty-seven percent of American households play computer and video games.
*	The average game PLAYER is 35 years old and has been playing games for 12 years.
*	Thirty-five percent of American parents say they play computer and video games.
*	Eighty percent of gamer parents say they play video games with their kids.

Due to overall increases in broadband availability on a global basis, together with better networking technology and multimedia encoding techniques, it is becoming increasingly feasible to provide the same if not better quality game entertainment through the Internet than was previously delivered only through more conventional distribution mediums such as TV game consoles. With the millennial generation growing up with the internet and online connectivity as expectations for communication and entertainment, the Company believes that the online segment of the video game industry will grow significantly. According to DFC in a June 2006 report entitled "Online Game Market", worldwide online game revenue is expected to increase from $3.4 billion in 2005 to $13.1 billion in 2011. While PWC forecasts that online game revenue will reach at least $11.8 billion by 2011. DFC estimates that the number of worldwide online game players will reach 364,000,000 people by 2011. Clearly the projections for growth in the online game market are substantial.

The online game market is composed of two major segments,  massive multiplayer online games (‘MMOGs”) and casual games. MMOGs are typically played by thousands of people worldwide on a simultaneous basis with games continuing for weeks or months such as World of Warcraft. Casual games are typically puzzle, card and/or arcade style games designed for one or a limited number of players such as Tetris. We currently intend to focus our efforts in designing products for the MMOG portion of the online game market .We believe that the convergence of technologies involving MMOG’s, social networking and virtual worlds combined with increased broadband capacity and speed will increase market demand. We further believe that, improved graphics and expanded artificial intelligence capabilities of the new MMOG engines and platforms will enhance game play and help grow our industry significantly. DFC has projected that total MMOG worldwide revenues will increase from $1.8 billion in 2005 to $5.9 billion in 2011.

The development of MMOG’s has occurred over the last thirty years - although the timeline is subjective – based on what is considered ‘Massively Multiplayer’. In the 1980’s a handful of games were available generated user bases in the hundreds. In the 1990’s the number of online players increased in the US with EverQuest in 1999 achieving 550,000 users as the first 3D MMOG. South Korea has traditionally had a much higher availability of broadband than most other countries. This has also lead to the establishment of online game rooms in South Korea which continue to be popular today. In 1998, Lineage was made specifically for the South Korean game rooms and attained a maximum of 30 million subscribers. Toontown was the first MMOG developed specifically for children and it reached 110,000 subscribers in 2006. In 2004 World of Warcraft (“WoW”), a 3D RPG was released. WoW has over 10 million subscribers with revenues estimated to be in the $700 - $800 million a year range. WoW is expected to be the world’s first billion dollar game.

We believe MMOG games will continue to experience significant growth for the following reasons:

*	The convergence of technologies involving MMOG’s social networking and virtual worlds combined with increased broadband capacity and speed will increase market demand

*	The games offer regular content updates with changing story lines through downloads and flexible architecture, keeping the game dynamic and fresh for players.

*	The games extend the realism of game play, by offering cutting edge technology, which makes the player feel they are actually part of the environment.

*	Improved graphics and expanded artificial intelligence capabilities of MMOG will stimulate interest.

*	The games create new opportunities to foster competition and mutual aid, by engaging mutual friends or players in a 'combat', team or support situation.

*	The games present a compelling new social environment, and an opportunity to meet new friends and share similar mind frames, existence, and survival techniques.

*
The games offer an attractive new and recurring revenue source for game companies, as evidenced by the top performers who attain many subscribers in their compelling games as well as unique advertising and product sale opportunities and (see “Our Revenue Model” below).

Our plan is to quickly develop our Platform and MMOGs, using the proceeds which may raise through the future sale of equity and/or debt, to allow us to capture market share in this rapidly growing industry by taking advantage of recent technological advances in online software development and the continuing increase of global broadband access. We estimate that at least $9,500,000 in capital will be needed to consummate our current business plan. There can be no assurance that we will be successful in our efforts to raise capital.

Our Platform

Rather than focusing on the development of a single MMOG, we intend to create an online Platform which will allow for multiple functions and revenue opportunities in the growing online game marketplace. We intend to design our Platform so that game players can play state of the art web based MMOGs without the need to download any software , developers can build state of the art web based MMOGs and movie studios, book publishers and other media creators can rapidly transform their existing media into MMOGs. We believe this strategy will allow us to take advantage of multiple revenue sources and help ameliorate risk. As of the date of this Report, we have not commenced the actual development of our Platform. We have merely identified the desired features and goals of the Platform that we will attempt to develop and create with the proceeds of this offering. There can be no assurance that even if we are successful in raising capital, we will be successful in reaching all and/or any of our goals for the Platform. Moreover there can be no assurance that even if we develop the Platform in accordance with our plans, that it will achieve market acceptance and generate revenues to sustain our operations.

We intend to introduce the online MMOG community to our Platform by developing one or two initial MMOGs for use on the Platform. Our intention is for such MMOGs to showcase the ability of the Platform to rapidly create state of the art true web based MMOGs. Our MMOGs, unlike many existing MMOGs currently on the market today, will allow internet users to play MMOGs through their web browser without the need to download any software. We believe that there are many advantages to the use of the true web based development architecture we intend to create including;

1)	The ability to retain control of the worldwide distribution of the games.
2)
The ability to change content and direction to millions of users in one action. We believe this will be very useful for the delivery of advertisements as well as the introduction of new items of interest to the gamers.

3)	The ease of delivery of upgrades, new features and promotional events
4)	The ability to create and launch new titles rapidly
5)	The immediate and easy access worldwide by anyone with an internet connection.
6)	The ability to directly integrate with common online social networks
7)	The integration with leading in-game advertising, tracking and reporting systems.
8)	The ability to run on a variety of platforms including mobile devices. This is a rapidly growing market particularly in Europe.

The planned Platform will be comprised of a game engine at its core, a people layer and a content management layer. The game engine will be developed to allow hardware accelerated state of the art 3D games to be streamed into a web browser window without the need for any software downloads. The engine will be based on the OpenGL standard. We intend to design the engine so that it will allow for the development of MMOGs that can be played on multiple platforms including Windows and Macintosh environments as well as mobile devices. In addition, the unique streaming aspect of the planned engine will allow games to be developed that are near 'instant play'. When a player first runs a game only the minimum of data is streamed to their machine. Additional data such as 3D models, terrain and sound will be seamlessly streamed over the Internet as and when required and cached on the user's local machine. We intend to design the architecture to also support the ability to provide content distribution across multiple servers and geographies thus allowing developers to use other specialized content delivery technologies for their games.

We believe that the game engine will be well suited for the development of MMOs and Virtual Worlds. Data can be incrementally downloaded as the player explores the world around them. Multiple worlds, environments will be supported and each world can be seamlessly spanned across multiple servers allowing all players to share the same world if desired. We are designing the game engine to incorporate proprietary technology which we intend to develop which we believe will shorten the development time of online games from the typical industry time of 12 to 36 months to less than six months. We believe that this technology will provide a framework to allow Moggle and its licensees the ability to rapidly create and distribute games based on existing media sources such as movies, photos, books, TV shows and other sources. This technology will be designed to allow for the transformation of existing media characters into 3D MMOG game ready characters almost instantaneously. We believe that this will allow publishers, movie studios, and other media producers to rapidly create promotional and revenue-based games at a fraction of the time and cost currently available. We also intend for the engine to support integration with mapping APIs from providers like Google Map API, Yahoo Maps, Microsoft Maps and others. This integration will make it possible for games to use location mapping, real time traffic analysis, street level views and other value added mapping services available. This will greatly enhance the user experience for racing games.

The second component of the platform is a people layer. The people layer will consist of API’s that will be compliant with the Open SocialTM and FacebookTM standards. These API’s will provide game developers the ability to allow users on social networking sites to play their games without leaving the respective sites. Specifically the API’s will support user authentication, friend discovery, network and group discovery and profile management. Other uses of this API will be to connect to any other application that is compliant with the Open Social and FacebookTM standards. We also intend to allow for detailed personalization of characters in a more expansive way than presently provided by many MMOG games today. We believe that this will be a exciting feature that has the potential to connect the user more directly to a game. We intend to incorporate into the Platform  technology to directly create characters from social network profiles and photographic images, allowing a much stronger personalization of the game by individuals, families, sports teams, schools and other social groups.

The content management layer will be used to allow third party content providers to provide dynamic content to games developed using the platform. This could be in game advertisements, media such as movie trailers, online advertisements and other web content. The Platform will also be designed to support integration with in game advertising content providers such as IGA, Massive Incorporated, Game Creative, Jogo Media and other mainstream in game ad content providers. API level integration will be made available for these platforms. This will enable game developers to select an in-game provider and be able to place ad content in the game via standard API's. This will support static, dynamic and incidental content. The platform will provide an ad management console for ad providers to manage the content that is pushed to the games in real time. Depending on the type of API available from the ad providers, ad metrics will be pushed back to the provider and also be available to the developer.

Presently we intend to develop and create our Platform, and the technology and software needed to meet the features and goal we have set for the Platform, through an in house development team consisting of producers, game designers, software engineers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts and game testers we intend to hire with the proceeds of this offering. We may also seek to rely third party work for hire developers, artists and other personnel to supplement and support the in-house team that we will hire. We plan to use international software developers to address different technologies, languages and cultures and to provide the broadest based expertise for the online gaming markets. Management shall make the decision as to whether to use in-house or third party development resources based upon the creative and technical challenges of the area of development. We may also seek to evaluate any number of pre-market technologies that would allow us to rapidly develop its main Platform technology and accelerate our time to market. If we believe such technologies would assist us in achieving our business plan we may acquire and/or license such technologies.

As of the date of this Report we have engaged a third party overseas game technology development company to prepare a demonstration model designed to exhibit certain basic features of our planned Platform. Upon completion of this offering, we may continue to utilize the services of such development company to assist with the further development of the platform. This development company has provided software development services for entities which our Chairman of the Board has been associated with for the last seven years.

Our MMOGs

Our games will be based on intellectual property that is either wholly-owned by us or licensed from third parties. We plan to develop our games using both internal development resources and external development resources working for us pursuant to contractual agreements. We plan to market and distribute our games for sale throughout the world. We plan to develop, market and sell multiple MMOG’s that will operate on and be delivered by the Platform. Our MMOGs will be fully browser based games that will not require any software downloads. Accordingly our MMOGs may be accessed and played from anywhere in the world on any computer that has an available internet connection. The games will all be linked to social networks including; FacebookTM ,LinkedIn and MySpaceTM and will encourage groups of friends, teammates, and business colleagues to enjoy online game focused entertainment together. All MMOG’s will be delivered online from central controlled servers by us. We will make all games available on a worldwide basis and will use the key marketing outlets on the internet including the social networks to advertize the games and attract new players. Upon completion of development, each game will be extensively play-tested to ensure compatibility with the appropriate browsers and bandwidths. To support our products after release, we plan to provide online access to our customers on a 24 hour basis as well as operator help lines during regular business hours. The customer support group will track customer inquiries, and we plan to use this data to help improve the development and production processes.

The initial MMOGs that we intend to develop will serve as a showcase for the MMOG marketplace to become educated as to the features and benefits of our Platform. One MMOG that we are currently considering creating, provided sufficient capital is raised,  is based on an international famous sport (the “MGame”). This MMOG is in its most earliest stages of creation as only a high level and general concept of what the game may be like has been discussed among the Company’s management. Accordingly there can be no assurance that this game or any game like it will be actually developed by the Company even if the Company I successful in its capital raising activities. Should the Company’s management believe that a different game concept will be more suited to showcasing the Platform or for any other reason be more beneficial to the Company, this game concept may be dropped entirely and another developed in its place. The current idea for the MGame is to stage an online tournament type event that will be played over a period of two-three months with various stages. One of the first stages will involve the building of a players’ online game entry. The player will have to make choices about various components of the game entry. During the MGame there will be different kinds of game conditions and certain choices will perform better in certain conditions. There will also be a series of trials and other events to test the entrants prior to the game. The winners of these trials will receive rewards that can be used to increase the player’s chances of winning the MGame. Each trial will occur at a certain time online, thus creating an audience. We will attempt to solicit advertisers for the various trials as well as for the MGame itself.

The game will be structured in a manner that during the first month of setup and trials, we can attract as many subscribers as possible and they can join in the game as late as the day the MGame begins.

We are anticipating advertising revenues for this game from various sources including;

•	manufacturers
•	Accessory manufacturers
•	Local Businesses in visited cities
•	Lifestyle companies

Some of the anticipated types of advertising available from lowest price to highest;

•	Static Advertisements on Moggle’s host web site
•	Advertisements on Billboards and other locations in the MGame
•	Realtime advertising
•	Trial, city and other event sponsorship
•	Overall game sponsorship

The game will be developed as a pure online game ( without any software downloads) with a combination of animation and real images. Using readily available techniques and integration technologies, gamers will be given a realistic game experience with obstacles and real time conditions. The game will initially be made available as a time based tournament.

The MGame will attempt to show the MMOG marketplace many features associated with the Platform including state of the art graphics and game play technologies, the advantages of a true web based browser MMOG by incorporating real time information into game play thereby dynamically changing a users game experience, the ability to insert real time advertising and obtain real time ad tracking and reporting information and the ability to create a web based MMOG in a shorter time frame than typical industry standards.

Plan of Operations and Projected Development Timeline

During the first twelve months of 2009, our ability to execute on our current plan of operations is dependent on raising capital of up to $9,500,000. In the event that we are unsuccessful in raising capital we will utilize our cash to attempt to complete a limited demonstration model of our Platform . We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

In the event that we are successful in raising between $1,000,000 and $5,000,000 in capital, our plan of operations will change to focus on the development of one or possibly two MMOGs, instead of attempting to develop the Platform. We will significantly reduce our hiring plans by seeking to hire only a small number of key individuals and rely significantly on outsourced foreign labor. We believe that such proceeds will allow us to continue operations through 2009 and we will be required to generate revenues in excess of cash expenses in 2010 in order to continue operations. We will attempt to raise additional funds in 2010 in the event that our cash flow requirements are not satisfied by revenues. We also will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in raising in excess of $5,000,000 bit less than $9,500,000 in capital we will scale back our current hiring plans in 2009 and 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2009 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event , we will experience a  delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

In the event that we are successful in raising $9,500,000 in capital , we believe that based on our current projections, such funds should be sufficient for us to complete the development of the Platform and multiple MMOGs. Accordingly we believe that such proceeds will be sufficient for us to continue our planned operations throughout 2009.

The foregoing use of proceeds and project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable, provided sufficient capital is raised. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

The following sets forth the Company’s current timeline for the development of its Platform and initial MMOGs assuming that the Company has successfully raised $9,500,000 in capital. In the event the Company is unable to raise such capital and/ or unanticipated problems or issues are experienced in any of the Company’s planned activities, even if such capital is raised, the Company’s ability to meet such timeline may be adversely effected. Accordingly there is no assurance that we will be successful in meeting such goals.

2009

•	Development of Technology Platform
•	Development (acquisition) of one or more initial games
•	Marketing to social networks
•	Tournaments established
•	Tournament play released

2010

•	Ongoing development of Technology Platform
•	Development of MMOG's
•	Release of MMOG's
•	Marketing to social networks
•	Marketing of tournament and game sponsorship
•	Marketing of ability to develop games rapidly for large corporations and studios
•	Continuation of tournament development and geographic expansion

2011

•	Marketing of company as a Technology Platform for game and online media development and release
•	Continuation of Moggle titles for MMOG's
•	Continuation of tournament development

Our Revenue Model

We have not generated any revenues as of the date of this Report. We do not anticipate that any revenues will be generated by us without the sale of the Shares in this offering. Even upon the sale of all of our Shares and the meeting of our Platform and MMOG development goals, of which there can be no assurance, we do not project that any significant revenues will be realized until 2010 at the earliest. The following sets forth our time line as to type of revenues which we project and our plans with respect to attaining such revenues.

Advertising Revenue

DFC reports that North America is expected to be far and away the largest market for online game advertising revenue, accounting for 51% of overall revenue in 2012. North America online game advertising is forecasted to increase from about $235 million in 2006 to $481 million in 2012, a 104% increase. DFC also forecasts that Worldwide online game advertising revenue is expected to grow to $936 million a 175% increase over the approximate $305 million generated in 2005. By focusing our game Platform technology to embrace advertising from the outset, we believe we may be well positioned to sell and deliver in-game advertising in North America and worldwide.

We are excited about the potential for advertising revenue driven by gameplay. We plan to work with game industry ad placement companies to help promote advertising opportunities within our framework. We intend to include in our Platform support integration with in game advertising content providers such as IGA, Massive Incorporated, Game Creative, Jogo Media and other mainstream in game ad content providers. API level integration will be made available for these platforms. This will enable game developers to select an in-game provider and be able to place ad content in the game via standard API's. This will support static, dynamic and incidental content. The platform will provide an ad management console for ad providers to manage the content that is pushed to the games in real time. Depending on the type of API available from the ad providers, ad metrics will be pushed back to the provider and also be available to the developer.

We will provide outlets for three types of advertising:

•	Placement Advertisements
•	In Game Advertising (2 tiers)
•	Sponsorship Advertising

Placement advertising will be offered where a vendor can place advertisements around a game on the site that launches it. The advertisements will not have sounds but may be flash or other types of banner advertizing. In-game advertising will be offered on two levels. The lower tier will show a non-moving image of a company’s logo or message on a billboard or other outlet within the game. The higher tier will be the incorporation of a company’s products as a natural part of the game. This is more immersive and we believes we will be able to charge a premium price for this level of product placement in an online game. In the example of an online Soccer World Cup tournament, advertisers may advertise on the team strip for Holland for example. Due to the technology being developed there is also an opportunity to deliver advertising into a game during gameplay. This allows a more ad-hoc premium advertising capability for a company that may wish to drop in an advertisement to a well-profiled group of several thousand gamers in a certain location or at a tournament. In the example about of a World soccer tournament it could be an advertisement or offer placed as a result of one player scoring a hat-trick. Sponsorship advertising will be available with online tournaments. This is also a high-level placement - where the advertising company will have a prime position and opportunity to deliver promotional offers to tournament players. This real time advertising feature , once developed, would allow for updated promotions and products including special coupon arrangements for seasonal shopping and products.

Statistics from Neilsen , DFC Intelligence and many others indicate that time spent by under 50’s on the internet is taking away from time they would otherwise spend watching TV. This trend is on the increase and companies that traditionally use TV as an advertising medium are looking to diversify their advertising spend. The few Grand Audience events like the Superbowl and the final of American Idol still attract huge numbers of viewers and as a consequence the price for advertising is very high. We believe that a current problem with MMOG games and other online games with respect to converting TV ad dollars to gaming ad dollars is that there is no concept of an audience – the way an advertiser wants to define it. On World of Warcraft, for example, its impossible to know who’s on when and will they be back at the same time slot tomorrow or next week. Moggle plans to develop its technology and games from the start with the ability to advertise in mind. Moggle plans to develop games in a manner that will be attractive to mainstream advertisers looking to diversify from TV and move into an online medium where they know their customers will be. Moggle believes that the concept of creating Grand Audience’s will prove very attractive to advertisers The idea of tournaments is to drive an audience together at a set time –more closely aligned to the idea of watching a TV show at a certain time and day, and remembering to be at home in time for the final of American Idol, which 35 Millions Americans did. For example – for the Grand Car Race there are many potential advertisers including; Car manufacturers; Toyota, BMW, Aston Martin, Ferrari etc., tire manufacturers, car magazines (subscription opportunities), Oil companies; Exxon, Lukoil, Shell etc., beverage and food companies, sunglasses, oil and lubricants, plus local advertisers in the cities that are driven through, and hotels and restaurants used along the way.

MMOG Subscriptions

DFC reports that worldwide online game subscription revenue is forecasted to increase from about $2.6 billion in 2006 to $6.6 billion in 2012, a 153% increase. By 2012, North America is expected to pass East Asia as the largest market for online game subscription revenue. North America is forecasted to increase from about $771 million in 2006 to $2.2 billion in 2011, a 191% increase. Japan is expected to be the fastest growing market for online game subscription revenue. Japan is forecasted to increase from about $177 million in 2006 to $807 million in 2012, a 356% increase.

Subscription revenue includes usage based fees for consumers to play a game online. They can include metered usage, monthly or even annual subscription fees. The key determinant of subscription revenue is that the consumer can no longer play the game once the subscription expires. The Platform architecture to be developed by Moggle will allow the rapid creation of MMOG’s. The emphasis of a totally online Platform will make our MMOG’s immediately available online on a worldwide basis. Moggle plans to release at least one MMOG title in 2009 and several in 2010. Moggle presently plans to sell access to the MMOGs on a year subscription basis for around $100 per player. The pricing of our MMOGs is subject to change due to a variety of factors including pricing by competitors, the acceptance of our MMOGs in the market place and other factors. Accordingly we may be required to change our subscription pricing model.

We intend to accept traditional forms of payment for subscriptions including credit cards. Moggle is aware of an aversion to credit cards in many countries outside of the US, and the likelihood of an audience of players that includes under 18’s. In effort to reach these players Moggle will also accept the following payment mechanisms and will remain flexible as new online payment options develop: Paypal (PayPal is an e-commerce business allowing payments and money transfers to be made through the Internet. It is owned by Ebay); Cellphones (Some non-US based MMOG developers have started using this mechanism. Players call a certain number each month and punch in a code to identify themselves. They then receive a subscription fee in their monthly cell phone bill. Moggle will work with the cell phone providers to establish a mutually beneficial arrangement for promotions and billing) and Game Time Cards (These work in a similar manner to a prepaid phone and can be sold in retail outlets or online. These also make excellent gifts for young players).

Moggle will pay attention to trends in online payments and will also be prepared to use a micropayment model. The concept with micropayments is that instead of signing up for a 12 month commitment to play an MMOG, the player will purchase the game for an upfront fee ( or no fee)and will play without paying for a subscription. Over time the player will be offered the opportunity to buy assets that can enhance their gameplay such as maps and weapons for small amounts ($0.50 for a shield for example). The player is not obliged to buy the assets but to excel in the game it is assumed that they will. Possible variations on this model include:

•	Retail price paid for game plus Micropayments for assets

•	Subscription Model plus Micropayments for assets

•	Free game plus Micropayements

•	Subscription or Retail for game, player can win assets by skilful gameplay

Digitally distributed and promotional products

As our MMOGs gain traction, Moggle may seek to realize revenues from the sale of digitally distributed products for use in MMOG play as well as products for use outside of the game. These may include items that make it easier for players to succeed in the game as well as branded items with respect to a particular MMOG. Additionally, Moggle will introduce promotional products both as prizes and as revenue generators. These promotional products may include; Miniature-scale character models, books and other consumer products.

Corporate Game and Media Development

We believe that our Platform will be well suited for the development of MMOs and Virtual Worlds. We are designing the Platform to incorporate proprietary technology which we intend to develop which we believe will shorten the development time of online games from the typical industry time of 12 to 36 months to less than six months. The Platform will be designed to allow MMOG developers to rapidly create, distribute, monitor and serve on a cost efficient basis, a truly web based MMOG on a worldwide basis.

We believe that our Platform will also provide a framework to allow Moggle and its licensees the ability to rapidly create and distribute games based on existing media sources such as movies, photos, books, TV shows and other sources. We believe that this will allow publishers, movie studios, and other media producers to rapidly create promotional and revenue-based games at a fraction of the time and cost currently available. We also believe that this technology will provide the ability to rapidly take successful console or PC games and repurpose them to run online with global access to players. The Platform will also be designed to provide the ability for individuals or smaller groups to create and deploy games based on their local environments including college teams, schools , workplace and other groups.

SALES AND MARKETING STRATEGY

General Marketing

Moggle’s marketing strategy follows a layered approach based upon timed introduction of our products to the market.. We will plan public relations promotional activities for Moggle including coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.

Lifestyle Marketing

Lifestyle marketing has been employed by many successful companies including most recently Apple. The Apple advertising campaign portrays the Mac as simple and ‘hip’ to use and the PC as cumbersome. It invites viewers to join in the ‘Mac Experience’. Many game companies focus their marketing efforts only on the hardcore gamers and often put off the more casual gamer by portraying the game as complex and difficult to get involved with unless you are already spending 50 hours a week playing games. Moggle plans to appeal to the much larger demographic of the casual user in addition to the hardcore gamer with separate marketing messages.

Influencer Targeting and Viral Marketing

We plan to increase our corporate public relations efforts by establishing relationships with leading technology consultants, business reporters, gamers and guild leaders. By attracting guild leaders to Moggle we aim to impress them with our games and in return they potentially can drive large numbers of subscribers to our games by virtue of their influence on other members of their guilds. We recognize the importance of blogging as a reporting outlet and plan to work closely with the blogging community – particularly the technology bloggers to get our tournament competitions to the forefront. We believe the interest that we can drive in Moggle with the release of our early MMOG s late in 2009 and 2010 will position Moggle well, as we plan the major promotion of our platform technology in 2010.

Generally, our marketing plan for products released will include a broad range of media including, television, print, in-theater, radio, internet advertising and promotional events. Additionally, to the extent required we will pursue support by promotional activities such as trailers, posters, pre-sell giveaways at retail stores, game kiosks at sporting and outdoor events, game demos and promotions with major consumer brands. We also plan to promote our MMOGs and Platform technology to retailers by display at select retailer specific trade shows. Additionally, we plan to conduct print and cooperative retail advertising campaigns for most titles and prepare a range of promotional sales and marketing materials to increase awareness among retailers.

Seasonality

The interactive entertainment software market is highly seasonal, with sales typically significantly higher during the third quarter of the calendar year, due primarily to the increased demand for interactive games during the year-end holiday buying season. We plan to launch promotional packs for our games around this timeframe to allow consumers to purchase a pre-paid subscription to one or more of our games for a price range of approx. $100. The pack will also include a soft gift such as a T-shirt or game play item.

Competition

The online game platform technology and MMOG industry is intensely competitive. It is characterized by the continuous introduction of new titles and the development of new technologies. The business is driven by hit titles, which requires significant investment in technology, production and marketing. Competition in the segment is also based on product quality and features, timing of product releases, brand-name recognition, access to distribution channels, and effectiveness of marketing and price.

In general, Moggle will compete in the video game market for the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each a large developer and marketers of software for its own console platforms. Each of these competitors also has the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television spots. In addition to the manufacturers, we will also compete with publishers and developers of interactive entertainment software, such as Activision, Atari, Electronic Arts, LucasArts, Namco, Sega, THQ, Take-Two Interactive Software, Ubisoft, and Vivendi Games. Some of our competitors are very large, diversified corporations that have begun to develop games based upon their own highly recognizable brands, and, as a result, stand to become more direct competitors. Disney Interactive Studios recently expanded its internal software game publishing efforts and Viacom has expanded its efforts in interactive entertainment software publishing.

Competition in the MMOG online game segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. Our competitors in the MMOG industry vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The barriers to entry in the online games segment are significantly less onerous, due to the lack of the requirement for a specific hardware platform. The game player's personal computer and a high speed internet connection serve as the platform. As the proportion of households with a broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify. In addition, we may face stronger competition from console game companies, such as Sony, Microsoft, Electronic Arts, Nintendo and Sega, many of which have announced their intention to expand their game services and offerings over the Internet. For example, Electronic Arts co-developed and launched “FIFA online,” a sports online game based on its best-selling package sports game franchise “FIFA” series, with Neowiz in 2006 and recently announced its investment in Neowiz and further co-development plan for a series of online games. Many of our competitors have significantly greater financial, marketing and game development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new games, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our game developers to the same degree as certain of our competitors.

Our current and potential competitors in the online games market segment include major media companies, traditional video game publishing companies, and companies that specialize in online games. Competitors in the MMOG online game segment, include Electronic Arts, Jagex, Midway, NC Soft, Ankama Games, Sony and Vivendi. Hits have captured a significant percentage of overall subscribers and this trend is expected to continue. Blizzard Entertainment, a division of Vivendi is the largest competitor in the MMOG market segment with its Wizard of Warcraft game. As of April 2008, it has approximately 10,000,000 subscribers or over 62% of the total subscriber market (1), compared to second place Jagx's Runescape with 1.2 million subscribers.

The five biggest MMOG games known to us as of the date hereof are:

Game Name	Market Characteristics	Pricing	Subscribers(1)	Share(1)

World of Warcraft	Unique user experiences,	Subscription based play,	10 million	62%
(www.worldofwarcraft.com)	user and respective teams	options include month to month
Blizzard Entertainment	can play at their own pace	pkg ($14.99 per month); 3
(division of Vivendi)		month plan ($13.99 per month);
6 month plan ($12.99 per month)

Runescape	Ability to develop skills	Monthly subscription as low	1.2 million	7.5%
www.runescape.com	with mini games / villains	as $5 USD per month
Jagex Ltd.	added to each quest

Lineage/Lineage II	Offers range of games so	$14 - $15 monthly fee	2.1 million	12.9%
www.lineage.com	you are not limited to
www.lineage2.com	specific game play
Ncsoft, Inc.

Final Fantasy	Fantasy world play combining	$12.95 per month	500,000	3.1%
www.playonline.com	magic, swords, monsters, where
Square Enix Co. Ltd.	players compete individually or
within team environment

Dofus	Challenging game play compels	$13.95 per month	450,000	2.8%
www.dofus.com	players to enter different
Ankama Games	universes and worlds of fantasy
 ----------
(1)	Source:MMOGchart.com study version 23.0 released April 2008

Other successful MMOGs which we are aware of based on internet searches conducted by the Company include:

East Asia	MMOGs Lineage/Lineage II games earn $200MM/yearChina MMOGs Fantasy Westward Journey; World of Legend/Legend of Mir over $100 million a year. Virtual item games like Kart Rider booming.
Miniclip	30+ million users. Consumers: 12-24, male.
NeoPets	Claiming over 100 million accounts. Top 10 stickiest site. 80% sub-17.
Guild Wars	3 million players; retail only, free online.
Habbo Hotel	Could be first $100 mln product with digital item.
Shockwave	18 million users. Club Penguin: 2.6 million users in 1 year.
OGame	Space MMOG. 2 million players, primarily in Germany

We will face significant competition for our Platform technology and our attempts to market such technologies to third party game developers and publishers, movie studios, and other media producers. Several companies have developed, and are in the process of developing, platforms which allow third parties to rapidly create MMOG’s and contain other features of our planned Platform such as Icarus Studios LLC, Multiverse Network, Inc. and Kaneva LLC. The Company’s Platform will be in competition with these companies and others. In addition portions of the Company’s planned Platform technologies will be in competition with numerous companies that have developed and are developing 3D game engines as well as companies which provide server and back end support for MMOGs. We also will compete with online casual game and game portal companies such as Instant Action and the Social Gaming Network as well as others. Many of our competitors have significantly greater financial, marketing and game development resources than we have.

As the online game industry in many of our proposed markets is relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity or other advantages over the Platform and our MMOG(s). These products and services may significantly effect the demand for the Platform and our MMOG(s), assuming it is developed. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and game licensing and development resources than we have. Increased competition in the online game industry in our markets could make it difficult for us to attract users for the Platform and our MMOG(s). If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Intellectual Property

We have not filed for any patent and/or copyright protection for our Platform, MMOGs and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We cannot be certain that the Platform and our MMOG(s) will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Issues. In addition, we intend to recruit employees from other online game developers, including certain potential competitors. To the extent these employees will be used in the development of portions of the Platform and our MMOG(s) which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees or we have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future games, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

Government Regulation

Our business, the Platform and our MMOG(s) may subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we desire to conduct business. If we do not successfully respond to these regulations, our business may suffer. Legislation is continually being introduced that may affect both the content of MMOG(s) and their distribution as well as utilization of online game platforms. For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content in games transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the Platform and MMOG(s), by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the Platform and MMOG(s) for different territories to address varying regulations.

Internet Websites

We have secured the rights to the Internet domain name www.playmoggle.com. We do not have the financial resources to fully deploy and market this website at this time. We intend to more fully develop and market a fully functional, e-commerce website with the proceeds of this offering. Information on our website is not a part of this Report.

Employees

We have no other employees other than our three executive officers. Upon the successful completion of this offering, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. In order to develop and create our Platform, and the technology and software needed to meet the features and goal we have set for the Platform, we will need to hire an in house development team consisting of producers, game designers, software engineers, artists, animators, scriptwriters, musicians and songwriters, sound effects and special effects experts and game testers. We intend to hire these employees with the proceeds of this offering. We may also seek to rely third party work for hire developers , artists and other personnel to supplement and support the in-house team that we will hire. We plan to use international software developers to address different technologies, languages and cultures and to provide the broadest based expertise for the online gaming markets. Management shall make the decision as to whether to use in-house or third party development resources based upon the creative and technical challenges of the area of development. We may also seek to evaluate any number of pre-market technologies that would allow Moggle to rapidly develop its main Platform technology and accelerate our time to market . If we believe such technologies would assist us in achieving our business plan we may acquire and/or license such technologies.

As of the date of this Report we have engaged a third party overseas game technology development company to prepare a demonstration model designed to exhibit certain basic features of our planned Platform. Upon completion of this offering, we may continue to utilize the services of such development company to assist with the further development of the platform. This development company has provided software development services for entities which our Chairman of the Board has been associated with for the last seven years.

ITEM 1A.  RISK FACTORS

The following section includes some of the material factors that may adversely affect our business and operations. This is not an exhaustive list, and additional factors could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. This discussion of risk factors includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Because our auditor has issued a going concern opinion regarding our company, there is an increased risk associated with an investment in our Company.

We have generated no revenues since our inception, which makes it difficult to evaluate whether we will operate profitably. We were incorporated on February 11, 2008 and we have incurred cumulative net losses of $(983,886) since our inception through December 31, 2008. Moreover the Company believes that it will take between one and a half and three years to develop our Platform and MMOG(s) during which time no revenues will be generated. Accordingly the Company will be dependent solely on the raising of capital in order to continue operations for up to thirty six months. As of December 31, 2008, we had cash in the amount of $128,359. Our future is dependent upon our ability to obtain financing or upon future profitable operations. We may seek to raise capital through private placements of our Common Stock , through the possible exercise of outstanding options and warrants, through debt financing should and/or through a future public offering of our securities. Our ability to raise capital is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of any investment in our Company should you purchase shares of Common Stock on the OTC Bulletin Board or otherwise.

Our recent failure to publicly raise capital may be an indication of our inability to secure future financing, which is necessary for us to attempt to consummate our business plan..

In September 2008 we withdrew a prior registration statement which sought to register 12,000,000 shares of our Common Stock on behalf of the Company on a “best efforts” basis (the “Prior Offering”). The Prior Offering sought to raise up to $12,000,000. However the Company raised only $2,560 in the Prior Offering. The Company’s business plans are dependent on the Company’s ability to raise capital in the future through private placements of our Common Stock , through the possible exercise of outstanding options and warrants , through debt financing should and/or through a future public offering of our securities. The Company estimates that it will require capital of at least an additional $9,500,000 in order to attempt to fully consummate its current business plans. The Company’s existing capital will only allow the Company to operate for a very limited period of time. Our failure to successfully raise substantial capital in the Prior Offering may be an indication that we will be unable to raise the capital needed to attempt to effectuate our business plans. If the Company raises lee than $9,500,000 in capital management will be required to adjust its plans and allocate any capital that is raised in a manner which, in its sole discretion, will be in the best interest of the Company. The Company’s failure to raise sufficient capital in the future may jeopardize the Company’s ability to operate as a going concern. No assurance whatsoever can be given or is made that such financing, if and when needed, will be available or that it can be obtained on terms favorable to the Company. Accordingly by purchasing shares of Common Stock on the OTC Bulletin Board or otherwise you may be investing in a company that does not have adequate funds to conduct its operations. If that happens, you will suffer a loss of your investment.

Our Absence of Operating History and Early Development Stage of Our Company Possess Significant Risks to Our Ability to Generate Revenue and Operate Successfully

We have not generated any revenue from the products and services which we intend to develop and, if developed, market. We expect to generate all of our future revenues from the development and marketing of our Platform, MMOGs and game development services. Accordingly, we have no operating history in implementing our business model upon which an evaluation of the Company and our prospects can be based and it is difficult or impossible for the Company to predict future results of operations . Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the on-line gaming market, it also faces many risks specific to its business include those related to successfully developing the Platform and MMOGs, successfully commercializing the Platform and any MMOG that is developed for use on the Platform, the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market and sell the Platform and MMOGs. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations and result in investors who purchase shares of Common Stock on the OTC Bulletin Board or otherwise losing their entire investment.

We Are Totally Dependent on the Potential Development of the Platform and MMOG(s)

The Company’s entire business plan is dependent on the future development of the Platform and MMOG(s) and, after such development, the marketing and sale of the Platform and MMOG(s). The Platform and the Company’s initial MMOG are in their early conceptual stages and needs significant work and funding. We will be totally dependent upon receipt of substantial capital to attempt to execute our business plans. There can be no assurance that even if substantial capital is raised, that the Company will successfully develop the Platform and/or any MMOG(s). Moreover even if the Company successfully develop the Platform, there can be no assurance that the Company will be successful in developing any MMOG(s), and if developed, successful in marketing and selling any such MMOG(s).

Our Plans Are Dependent Upon Key Individuals and the ability to attract qualified personnel to be successful

In order to successfully develop the Platform and MMOG(s), the Company will be dependent upon Jo Webber, Alfredo Villa, and Peter Pelullo. The loss of any of the foregoing individuals could have a material adverse effect upon the Company's business prospects and prohibit the Company will from successfully achieving its goals. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, quality content creators, game programmers, creative personnel and technical directors is especially intense because the software and entertainment markets have significantly expanded over the past several years. If we are unable to hire, assimilate and retain such qualified personnel in the future, such inability would have a material adverse effect on our business, operating results and financial condition. The Company may also depend on Third party contractors and other partners to develop its Platform, MMOGs and game development services as well as any future enhancements thereto, if initially developed. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such Third parties. The failure to succeed in these endeavors will have a material adverse effect on the Company and its ability to consummate its business plans.

If the Platform and/or MMOG(s) fail to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate

In the event that the Company is successful in raising the capital necessary to successfully complete the development of the Platform and MMOG(s), of which there can be no assurance, our ultimate success will depend on generating revenues from the Platform MMOG(s) and our game development services. The market for on-line game products is subject to continually changing consumer and industry preferences and the frequent introduction of new products. As a result, the Platform and MMOG(s) even if developed may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing the Platform and MMOG(s), which may adversely affect our ability to continue our operations.

We have projected that the development cycle for the Platform and our first MMOG will between one and a half and three years, assuming that we raise sufficient capital. In addition, the creative process inherent in on-line game development makes the length of the development cycle difficult to predict, especially in connection with new technologies and development tools. As a result, it may take in excess of three years to develop the Platform and MMOG(s). If any unanticipated delay affects the release of the Platform and MMOG(s), we may not achieve anticipated revenues and may not have the capital necessary to continue operations.

We may be dependent on third parties to complete the development of the Platform and MMOG(s), and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the Platform and MMOG(s) and our ability to continue our operations.

We may need to rely on third parties to complete the development of portions of the Platform and MMOG(s). The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays in finalizing the Platform and MMOG(s). In addition aspects of the Platform and MMOG(s) may not match our expectations. If this happens we could lose anticipated revenues from the Platform and MMOG(s) and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our Platform and MMOGs until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

Developing a new On-Line Platform and MMOGs involve substantial risks

Developing online platforms and games internally requires substantial development costs, including the costs of employing skilled developers and acquiring or developing game engines and software which enable the creation of products with the latest technological features. Moreover in order to succeed, we may be required to acquire, or license aspects necessary to complete the Platform and MMOG(s) from third parties, of which there can be no assurance. The online game market is highly competitive. Even if the Platform and MMOG(s) are developed, in order to successfully distribute and operate the Platform and MMOG(s), we also need a sizable game management and support staff, continued investment in technology and a substantial marketing budget. If we are not able to develop, launch, market or operate commercially the Platform and MMOG(s), we may not be able to generate revenues to offset our initial development, acquisition, and/or marketing costs, and our future business, financial condition and results of operations will be materially and adversely affected.

Once developed, the success of the Platform and MMOG(s) will be subject to many factors, including the quality, uniqueness and playability of the Platform and MMOG(s) and the launch by our competitors of other games and development services that may gain more market acceptance than the Platform and MMOG(s). Our inability to launch the Platform and MMOG(s), and if launched, the lack of popularity or market acceptance of it, will have a materially adverse effect on our business, prospects, reputation, financial condition and results of operations and most likely result in the loss of a subscribers entire investment.

We face the risks of changing consumer and industry preferences and uncertainty of market acceptance of our new games.

Online games and platforms are a new and evolving entertainment concept. The level of demand and market acceptance of online games in general, and of any one online game in particular, such as the MMOG(s) we are developing for use on the Platform are subject to a high degree of uncertainty. As consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will continue to value some or all of the key features which we intend to incorporate into the Platform and MMOG(s) . The failure of the marketplace to deem our features desirable may discourage use of our Platform and MMOG(s) limit the ability of the Company to generate revenues. Further, entertainment from other sources, including movies, cable TV and IPTV, among others, could erode the growth of the online game industry. A decline in the popularity of online games in general will likely have a materially adverse affect on our business and prospects.

We operate in a highly competitive industry and compete against many large companies

Many companies worldwide are dedicated to developing and/or operating online games. We expect more companies to enter the online game industry and a wider range of online games to be introduced. Our competitors in the massively multiplayer online MMOG game industry vary in size from small companies to very large companies with dominant market shares and substantial financial resources. In addition several companies have developed, and are in the process of developing, platforms designed to allow third parties to create MMOG’s such as Icarus Studios LLC, Multiverse Network, Inc. and Kaneva LLC. The Company’s Platform will be in competition with these companies and others. We also will compete with online casual game and game portal companies such as Instant Action and the Social Gaming Network. In addition, we may face stronger competition from console game companies, such as Sony, Microsoft, Electronic Arts, Nintendo and Sega, many of which have announced their intention to expand their game services and offerings over the Internet. For example, Electronic Arts co-developed and launched “FIFA online,” a sports online game based on its best-selling package sports game franchise “FIFA” series, with Neowiz in 2006 and recently announced its investment in Neowiz and further co-development plan for a series of online games. Many of our competitors have significantly greater financial, marketing and game development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new games, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our game developers to the same degree as certain of our competitors.

As the online game industry in many of our proposed markets is relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over the Platform and MMOG(s). These products and services may significantly effect the demand for the Platform and MMOG(s), assuming they are developed. In addition, any of our current or future competitors may be acquired by, receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and game licensing and development resources than we have. Increased competition in the online game industry in our markets could make it difficult for us to attract users for the Platform and MMOG(s). If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Our management has no experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects

Our senior management and employees do not have any direct experience in the online gaming industry. There can be no assurance that such employees will be successful in working together to develop the Platform and MMOG(s). In addition, the online game industry is a relatively new industry. The world’s first massively multiplayer online role playing game to be introduced commercially was developed and distributed by one of our competitors in 1996. Since then, only a limited number of companies have successfully commercialized such online games on an international scale. You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

Rapid technological change may adversely affect our future revenues and profitability

The online game industry is subject to rapid technological change in such areas as hardware, software and content programming. We need to anticipate the emergence of new technologies and games, assess their likely market acceptance, and make substantial game development and related investments. In addition, new technologies in online game programming or operations could render the Platform and MMOG(s) obsolete or unattractive to potential users, thereby limiting our ability to recover our development costs and materially and adversely affecting our business, financial condition and results of operations.

Undetected programming errors or flaws in our Platform and MMOG(s) could harm our reputation or decrease market acceptance of the Platform and the MMOG(s), which would materially and adversely affect our business prospects, reputation, financial condition and results of operations

The Platform and MMOG(s) may contain programming errors or flaws, which may become apparent only after its release. In addition, the Platform and MMOG(s) may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control. If our users have a negative experience with the Platform and MMOG(s) related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform and MMOG(s) or recommend the Platform and PMMOG(s) to other potential users. Undetected programming errors in the Platform and/or MMOG(s) can also cause our users to cease playing MMOG(s), divert our resources or delay market acceptance of the Platform and MMOG(s), any of which could materially and adversely affect our business, financial condition and results of operations.

Unexpected network interruptions, security breaches or computer virus attacks could harm our business

Should the Platform and MMOG(s) be successfully developed, the Company will be required to develop, and maintain a substantial computer network infrastructure over which users will access the Platform and MMOG(s). Any failure to maintain satisfactory performance, reliability, security and availability of such network infrastructure, whether maintained by us or by third parties, may cause significant harm to our ability to attract and maintain users for the Platform and MMOG(s). Major risks relating to any such future network infrastructure include:

•
any breakdowns or system failures, including from fire, flood, earthquake, typhoon or other natural disasters, power loss or telecommunications failure, resulting in a sustained shutdown of all or a material portion of our servers;

•
any disruption or failure in the national or international backbone telecommunications network, which would prevent users in certain countries in which our games are distributed from logging onto or playing our games for which the game servers are all located in other countries; and

•	any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.

Current on-line game providers have experienced situations where users attempt to gain an unfair advantage by modifying their games execution files saved on the users’ computers to facilitate the progression of their game characters. Unauthorized character manipulation may negatively impact the image and users’ perception of the Platform and MMOG(s) and could limit the popularity of the Platform and MMOG(s)

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material  adverse effect on our financial condition and results of operations and result in the loss of a subscribers entire investment.

Our Lack of Patent and/or Copyright Protection and any unauthorized use of the Platform and/or the MMOG(s) by third parties, may adversely affect our business

We have not filed for any patent and/or copyright protection for our Platform, MMOGs and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to awards for damages.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources

We cannot be certain that the Platform and MMOG(s) will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. Issues. In addition, we intend to recruit employees from other online game developers, including certain potential competitors. To the extent these employees will be used in the development of portions of the Platform and MMOG(s) which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees or we have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future games, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our businesses may be adversely affected by developments affecting the economies of the countries in which our games are distributed

Even if the Platform and MMOG(s) are successfully developed and obtain market acceptance, of which there can be no assurance, our future performance will depend in large part on the future economic conditions in the countries where we will market the Platform and MMOG(s). Accordingly, our business, financial condition, results of operations and prospects are subject to the economic, political, legal and regulatory conditions and developments in these countries. Any decline in the general economy or concern about an imminent decline could delay decisions by prospective customers to make initial evaluations of, or purchases of, our products. Any reduction of or delays in expenditures would harm our business. Adverse developments in such markets may have an adverse effect on the number of our subscribers and results of operations, which could have a material adverse effect on our business.

Technology changes rapidly in the Online Gaming Industry and if we fail to anticipate or successfully implement new technologies or the manner in which people play MMOG(s), the quality, timeliness and competitiveness of the Platform and/or the MMOG(s) will suffer.

Rapid technology changes in the MMOG industry will require us to anticipate years in advance, which technologies we must implement and take advantage of in order to make the Platform and MMOG(s) competitive in the market. Therefore, we have developed a range of technical development goals that we hope to be able to achieve with the Platform and MMOG(s). We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, the Platform and MMOG(s) may be technologically inferior to our competitors’, less appealing to consumers and industry participants or both. If we cannot achieve our technology goals within the original development schedule of the Platform and MMOG(s) then we may delay its release until these technology goals can be achieved, which may delay our receipt of revenue and increase our development expenses and adversely affect the Company’s ability to remain in operation.

Our business, the Platform and MMOG(s) are subject to increasing regulation of content, consumer privacy, distribution and online hosting and delivery in the key territories in which we desire to conduct business. If we do not successfully respond to these regulations, our business may suffer.

Legislation is continually being introduced that may affect both the content of the MMOG(s) and its distribution as well as utilization of the Platform. For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in games transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the Platform and MMOG(s), by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the Platform and MMOG(s) for different territories to address varying regulations.

Potential Breaches of the Company's Network System Could Have Material Adverse Affects On Our Business

A significant aspect to the future success of our business if the Platform and MMOG(s) are developed, will be the Company’s ability to allow players of MMOG(s) to access the Platform and MMOG(s) in a secure and reliable internet environment. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of the Company's network systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the sale and marketability of the Platform and MMOG(s) once it is developed. Anyone who circumvents the Company's security measures could misappropriate its exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into the Company's systems, or those of its customers, which could disrupt operations, or make it inaccessible to customers. The Company may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. The Company's security measures may be inadequate to prevent security breaches, and business could be seriously impacted if they are not prevented.

Because our Platform, products and services have not yet been created we have no name recognition, which may prevent us from generating revenues, which will reduce the value of your investment.

Because we are a new company with new products and we have not conducted any significant advertising, there is little or no recognition of the Moggle brand name. However, substantially all of the company’s future revenues are expected to be derived from our Platform, which will offer MMOGs to users and game development opportunities to interested parties. Accordingly, broad acceptance by customers of the Company’s Platform, MMOGs and game development services are critical to the Company’s future success. Further, the Company is depending on its being able to successfully obtain major financial commitments from content creators, webmasters, developers, programmers, Online advertisers, and aggregators to utilize the Company’s Platform, MMOGs and game development services. Because our lack of name recognition, potential users of our products or joint venture partners may purchase products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

If we are unable successfully to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to utilize the proceeds of this offering, if any, to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development or production delays as we seek to meet increased demand for our products. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our future growth is largely dependent upon our ability to develop technologies that achieve market acceptance with acceptable margins.

Our future growth rate depends upon a number of factors, including our ability to: identify emerging technological trends in our target end-markets; develop and maintain competitive products; create our Platform and MMOGs with innovative features that differentiate our products from those of our competitors; and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop the Platform and MMOGs will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the Platform and /or MMOGs on a timely basis or that meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

We will be dependent upon advertising revenue as the initial source our revenue.

We expect that advertising revenue will be a significant source of revenue in the foreseeable future, although we intend to reduce our dependence on it by attempting to develop subscription revenue for our MMOGs and generate game development revenues. Advertising contracts are often short-term and/or terminable by the advertiser at any time with little notice. Thus, we have no assurance that we will be able to obtain, and if obtained, retain advertising contracts. Our ability to generate advertising revenue will, in addition to the successful completion of our Platform and MMOGs, depend on several factors, including:

The continued development of the Internet as an advertising medium;

The pricing of advertising on other Internet sites;

The amount of traffic;

Pricing pressures, delays and new product launches;

Our ability to achieve, demonstrate and maintain attractive user demographics;

Our ability to develop and retain a skilled advertising sales force.

We may incur substantial unanticipated costs related to our Platform and MMOGs

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

Any Capacity Constraints Or System Disruptions Could Have A Material Adverse Effect

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, advertisers, merchants and strategic partners. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times. Individual, sustained or repeated occurrences could result in a loss of potential or existing users, advertisers or strategic partners. In addition, because our advertising revenue is expected to be directly related to the number of advertisements it delivers to users, system interruptions or delays would reduce the number of impressions delivered and thereby reduce its revenue.

Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking. We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand its network infrastructure, either itself or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand. We may also have to build redundant facilities or systems, produce a formal disaster recovery plan and possibly obtain sufficient business interruption insurance to compensate for losses that may occur. Any interruption to its systems or operations could have a material adverse effect on company’s business and its ability to retain users, advertisers and strategic partners. Currently, we do not have the above-stated plans in place.

Natural Disasters Can Affect Our Business in a Negative Manner

The Company's operations and services depend on the extent to which its computer equipment and the computer equipment of its third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events.

Despite precautions taken by the Company and its third-party network providers, over which it has no control, a natural disaster or other unanticipated problems at its headquarters or a third-party provider could cause interruptions in the services that it provides. If disruptions occur, the Company may have no means of replacing these network elements on a timely basis or at all. The Company does not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on its ability to provide services to its customers and, in turn, on its business, financial condition, and results of operations.

Our Business will be Dependent Upon Broadband Carriers

The Company will rely on broadband providers to provide high speed data communications capacity to our customer. The Company may experience disruptions or capacity constraints in these Broadband services. If disruptions or capacity constraints occur, the Company may have no means of replacing these services, on a timely basis or at all. In addition, broadband access may be limited or unavailable in certain areas, thereby reducing our potential market.

Risks of International Operations

Once the Platform and MMOGs are developed, the Company plans to attempt to market such products in countries inside and outside of the United States. The markets in which the Company is expected to undertake international expansion may have technology and online industries that are less well developed than in the United States.

There are certain risks inherent in doing business in international markets, such as the following:

Uncertainty of product acceptance by different cultures;

Unforeseen changes in regulatory requirements;

Difficulties in staffing and managing multinational operations;

State-imposed restrictions on the repatriation of funds;

Currency fluctuations;

Difficulties in finding appropriate foreign licensees or joint venture partners;

Potentially adverse tax consequences;

Less stringent and/or narrower intellectual property protection.

There is a risk that these factors will have an adverse effect on our ability successfully to operate internationally and on our results of operations and financial condition.

Acquisition And Investment Strategy May Not Be Successful And Could Adversely Affect Its Business

In the future, the Company may acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business or we may make investments in a new unrelated businesses, products, services or technologies. There can be no assurance that it will be able to identify suitable acquisition or investment candidates. Even if it does identify suitable candidates, there can be no assurance that it will be able to make such acquisitions or investments on reasonable commercial terms or successfully assimilate personnel, operations, products, services or technologies into its operations. This could disrupt it’s ongoing business, distract the management and employees, increase it’s expenses, including amortization of goodwill, and materially and adversely affect it’s financial condition and results of operations. Furthermore, the incurrence or issuance of debt or equity securities may be attributed to the company to fund any future acquisitions.

Projections contained in this Report may not be attained

The project implementation projections, as well as other projections contained in this Report, were prepared by the Company in good faith based upon assumptions that the Company believes to be reasonable provided that the Company is successful in raising sufficient capital. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of operations for the Company, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company.

The projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require.

The ownership by the Company’s Officers and Directors of a large amount of our Common Stock may limit minority shareholders’ ability to influence corporate affairs.

Our officers and directors and their affiliates currently own an aggregate of 11,821,429 shares of our Common Stock and aggregate warrants and options to purchase an additional 14,692,858 shares of common stock. Assuming that the only options and warrants exercised are by the Company’s officers and directors, the Company would have outstanding 50,981,134 shares of common stock. In such event our officers and directors and their affiliates would own 26,514,287 shares or approximately 52% of our outstanding common stock and be in a position to control all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors and affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our securities because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

As a public company we incur substantial expenses.

Since our Shares are quoted on the Over the Counter Bulletin Board we are subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. Recent SEC regulation, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, has also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

We may be exposed to potential risks resulting from new requirements under the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our Shares quoted on the OTC Bulletin Board, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we may be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Furthermore, our independent registered public accounting firm may be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting . We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

If a market for our shares of Common Stock does not increase, purchasers who acquire shares of our Common Stock may be unable to sell their Shares.

Presently there is an extremely limited market for our shares of Common Stock on the OTC Bulletin Board. If activity in the market for our shares of Common Stock does not increase, holders of our securities  may find it difficult to sell shares of our Common Stock purchased on the OTC Bulletin Board or otherwise. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTC Bulletin Board is a less recognized market than the foregoing exchanges. This factor may further impair our stockholders’ ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of Common Stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of Our Common Stock.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their own Common Stock after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase shares of our Common Stock on the OTC Bulletin Board or otherwise.

Because we are subject to the “Penny Stock” rules, the level of trading activity in the shares of our Common Stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and purchasers of shares of Common Stock on the OTC Bulletin Board or otherwise may find it difficult to sell the shares purchased.

We will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

We are required to remain current in our filings with the SEC in order for shares of our Common Stock to continue to be eligible for quotation on the OTC Bulletin Board. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. In such event purchasers of shares of Common Stock on the OTC Bulletin Board or otherwise may find it difficult to sell the shares purchased.

Trading of our Common Stock may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

State Blue Sky restrictions in certain states may make it difficult or impossible for purchasers of shares of Common Stock from Selling Stockholder to sell the shares purchased in those states. Absent compliance with such individual state laws, shares purchased on the OTC Bulletin Board or otherwise may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of the Shares. We may not be able to qualify securities for resale in states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

If we issue shares of preferred stock with superior rights to the shares of Our Common Stock, it could result in a decrease in the value of the shares purchased and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock. As of the date of this Report, we have not issued any shares of preferred stock and we have no current intention to do so. However, our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. Depending upon the success of this offering, combined with our future financial needs, our board may, in the exercise of its business discretion, determine to issue shares of preferred stock. The issuance of any shares of preferred stock having rights superior to those of shares of Common Stock purchased on the OTC Bulletin Board or otherwise may result in a decrease in the value or market price of such shares. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our Common Stock.

Delaware law and our charter may inhibit a takeover

Provisions of Delaware law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company, even if such transactions would have significant benefits to our stockholders. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our Common Stock. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Sales of shares of our Common Stock relying upon rule 144 may depress prices in the market for our Common Stock by a material amount.

All of the currently outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of two years. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144 six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that currently exists or may develop. We cannot predict whether the proposed rule will be adopted, and if adopted, what its final provisions will be and how it will affect our securities.

ITEM 2. PROPERTIES

We do not own any property, real or otherwise. Our principle offices are currently located at 111 Presidential Boulevard, Suite 212, Bala Cynwyd, Pennsylvania 19004. We occupy this office, which is leased by an affiliate of Peter Pelullo, on a rent free basis. Upon successful completion of this offering we intend to secure our own space for property located in the Bala Cynwyd or Philadelphia area to serve as our primary executive and in house Platform development offices. We may also be required to lease additional space in other areas to house portions of our development team. We have not yet identified specific locations which we may lease. Mr. Villa and Mr. Cimadamore also work from their respective offices at no charge to our Company.

We do not have any investments or interests in any real estate. Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.
.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.
.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders during the last quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Equity Securities

Shares of our Common Stock have been quoted on the OTC Bulletin Board since October 2008.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our shares of Common Stock as reported on the Over-the-Counter bulletin board in US dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock
	High	Low

2008
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	2	1.45

The closing price of the common stock on March 24, 2008   was $2.30   as reported by the OTC Bulletin Board.

Common Stockholders

As of December 31, 2008   our shares of Common Stock were held by 58 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of our Board of Directors and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Shares of common stock on the expectation of future dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data. Our summary consolidated financial data is derived from our audited consolidated financial statements as of December 31, 2008, our first year of operations , which are included elsewhere in this Report. The information provided below is only a summary and should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report.

BALANCE SHEET DATA – AS OF DECEMBER 31, 2008

Cash:	$128,359
Total Assets:	133,243
Accounts Payable and Accrued Expenses:	0
Total Current Liabilities:	0
Total Stockholders’ equity	133,243
Total Liabilities and Shareholders’ Equity:	$133,243

STATEMENT OF OPERATIONS DATA: FOR THE PERIOD FROM FEBRUARY 11, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008
Revenues:	$0
Operating Expenses:	984,275
Net Loss:	(983,886)
Basic & diluted earnings per share	(0.03)
Weighted Average shares	29,968,489

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through the date of this Report, we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Results of Operations

The following discussion analyzes our results of operations for the period from February 11, 2008 (inception) to December 31, 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Period from February 11, 2008 (inception) through December 31, 2008:

We incurred a net loss of $983,886 on zero net revenue for the period from February 11, 2008 (inception) through December 31, 2008. The following is a summary of the components of such loss:

Revenues	$0

General and Administration Expense	58,919

Consulting	143,594

Payroll	404,292

Professional Fees	190,932

Research and Development	10,699

Travel	175,839

Net Loss	$(983,886)

Basic and Diluted Net Loss Per Share	$(0.03)

Basic and Diluted Weighted Average Outstanding Shares	29,968,489

Compensation Expense of Stock Options	$513,069

Lack of Revenue:  As is common with a company in the development stage, the Company had no revenue for the period from February 11, 2008 (inception) through December 31, 2008. During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses: The following amounts represent the most significant components of expenses for the period from February 11, 2008 (inception) through December 31, 2008:

a) General and Administrative expenses: During the period from inception through December 31, 2008, the Company incurred $58,919 in general and administrative expenses consisting of Administrative expenses of $17,843, meals and entertainment of $19,989, website expense of $9,114, office supplies of $5,997 and marketing of $5,976.

b) Payroll Expenses: During the period from inception through December 31, 2008, the Company incurred compensation expenses of $404,292 related to the fair market value of option grants for options to purchase 6,000,000 shares of the Company’s common stock. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

c) Professional Fees: During the period from inception through December 31, 2008, the Company incurred $190,932 in counsel, accounting and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

d) Consulting expense: For the period from February 11, 2008 (inception) through December 31, 2008, incurred $143,594 of consulting fees. Options to purchase 8,500,000 shares of Common Stock were granted to consultants. The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the period from February 11, 2008 (inception) through December 31, 2008, the Company recognized compensation expense of $108,777 related to these stock options.

e) Travel: During the period from inception through December 31, 2008, the Company incurred $175,839 in travel expenses in connection with researching and formulating the Company’s business plans and goals.

Liquidity and Capital Resources

We had cash on hand of approximately $128,000 as of December 31, 2008.  Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company. The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock. In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement. The Company now intends to primarily rely on the possible sale of equity in private unregistered transactions with institutional and accredited investors outside of the United States in order to raise the working capital needed to fund its plans as well as the possible exercise of outstanding options and warrants, through debt financing should and/or through a future public offering of our securities. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $9,500,000 by March 31, 2009, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until between 2010 and 2011. Accordingly we do not project that significant revenue will be developed until 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services. Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections, we believe that if we should raise a minimum of $9,500,000, of which there can be no assurance, such proceeds will be sufficient for us to continue our planned operations throughout 2010.

During the remaining months of 2008 and the first six months of 2009, our ability to execute on our current plan of operations is dependent on raising capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform. We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

In the event that we are successful in selling less than $1,000,000 in capital we will change our plan to focus on the development of one or possibly two MMOGs, instead of attempting to develop the Platform. We will significantly reduce our hiring plans by seeking to hire only a small number of key individuals and rely significantly on outsourced foreign labor. We believe that such proceeds will allow us to continue operations through 2009 and we will be required to generate revenues in excess of cash expenses in 2010 in order to continue operations. We will attempt to raise additional funds in 2010 in the event that our cash flow requirements are not satisfied by revenues. We also will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in selling between $1,000,000 and $5,000,000 in capital, we will scale back our current hiring plans in 2009 and 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2009 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event, we will experience a  delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

The foregoing project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable provided that we raise sufficient capital. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

The following summarizes our cash flows during the period from February 11, 2008 (inception) through December 31, 2008:

Cash flows from Operating Activities:

Net Loss		$(983,886)

Adjustments used to reconcile net loss to cash used in Operating Activities:

Compensation expense of stock and stock options		513,069

Net Cash used in Operating Activities		(470,119)

Cash flows from Investing Activities

Purchase of Equipment	$	(5,582)

Net Cash used in Investing Activities		(5,582)

Cash flows from Financing Activities

Proceeds from issuance of Common Stock		504,060

Proceeds from exercise of options and warrants		100,000

Net cash provided from Financing Activities		604,060

Net increase in cash and cash equivalents		$128,359

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At December 31, 2008 options to purchase 12,250,000 shares of common stock were outstanding under the 2008 plan.

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

For the period from inception through December 31, 2008, options to purchase 14,500,000 shares were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the period from inception through December 31, 2008 the Company recognized compensation expense of $513,069 related to the stock options. The following assumptions were used in the fair value calculations:

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

Related Party Transactions

From inception through the date of this Report, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the period from February 11, 2008 (inception) to December 31, 2008, Peter Pelullo a director and employee of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $70,089. The Company has reimbursed Mr. Pelullo for these expenses.

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

Stock-based Compensation

We have adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”). In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under SFAS 123(R), compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

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

Recently Issued Accounting Pronouncements:

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The Company adopted SFAS 157 on February 11, 2008 (date of inception) for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements. The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis. However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

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

Income Taxes:

As of December 31, 2008, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $471,000 that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

2008
Deferred tax asset for Net Operating Losses	$194,000
Deferred tax asset for stock based compensation	213,000
Valuation Allowance	(407,000)

$—

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

2008
Provision (Benefit) Current	$-
Provision (Benefit) Deferred	407,000
Increase (Decrease) in Valuation Allowance	(407,000)

$—

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     All information required by this item is listed in the Index to Financial Statements in Part IV, Item 15(a) 1 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through December 31, 2008, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. Due to the limited activities of the Company during such period, the Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective with respect to the financial information presented in this Report.

However in light of the Company’s plans to increase its activities and expand its operations in order to attempt to implement its business plans  the Company carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”) under the supervision and with the participation of our management, including Alfredo Villa, our president and principal executive officer. Based upon that evaluation, Mr. Villa concluded that our disclosure controls and procedures will not be effective as our operations increase based on material weaknesses identified by management consisting of the limited number of persons who are involved in the control process. The Company, with the assistance of its accountants,  intend to develop disclosure controls and procedures which will be effective and allow the Company to meets its obligations under applicable securities laws.

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Number of Directors. Our board of directors currently consists of five persons. Our bylaws provide that the board of directors may consist of such number of directors as determined by the Board of Directors from time to time.

Upon the sale of the Shares we may seek to add to our board independent directors who are qualified and willing to serve on our board. Once we add a sufficient number of independent directors into our board, we will comply with Securities & Exchange Commission, stock exchange, and NASDAQ rules regarding board members, committees and other corporate governance standards. There can be no assurance that we will be successful in attracting independent directors.

Independent Directors. None of our current Directors are “independent,” as defined in rules promulgated by the Securities & Exchange Commission, NASDAQ, or various stock exchanges.

Family Relationships: There are no family relationships among our officers, directors, or persons nominated for such positions.

Committees. Our board of directors currently does not have an audit committee, compensation committee or any other committee. We are looking for a suitable candidate who meets the definition of “financial expert” and would be independent, to join our board of directors and chair our audit committee. We intend to form an audit committee, compensation committee and other committees of our Board when we recruit additional independent directors, including a financial expert and other directors with the experience necessary for audit committee membership.

Code of Ethics. We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC. We intend to adopt a code of ethics after we recruit independent directors and when we do, the code will be publicly available on our web site at www.playmoggle.com. If we make any amendments to our code of ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our code of ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our web site at www.playmoggle.com or in a report on Form 8-K filed with the SEC.

Compensation for Board of Directors: Currently members of the Board of Directors do not receive compensation for their services as Board members, except for Mario Gabbrelli who receives the sum of $5,000 per month. Upon sale of the Shares in this Offering the Company may adopt a policy which will compensate existing and/or new board members . Board members may receive additional compensation for participating in the Committees. The amount of any compensation paid to board members and/or committee members will be set and approved by the board based on the Board’s review of compensation paid by companies which are similarly situated to the Company.

Our executive officers and directors and their respective ages as of the date of this Report are as follows:

Directors:

Name	Age
Jo Webber, Chairman	44
Alfredo Villa	47
Pradeep Ittycheria	32
Ernest Cimadamore	46
Mario Gabbrelli	66
Fausto Paparelli	63

Executive Officers:

Name	Age	Offices
Alfredo Villa	47	President, CEO
Ernest Cimadamore	46	CFO, Secretary
Peter Pelullo	56	Corporate Development Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Jo Webber                                                          Chairman of the Board since 2008

Jo Webber is an experienced software executive who has spent her career providing software technology to many corporations. She is presently the CEO of Energy Solutions, a provider of complex software solutions for the worlds’ major energy companies. Prior to joining Energy Solutions in 2006, Dr. Webber served as president and CEO of InnaPhase Corporation, a company which supplied laboratory information management systems to the pharmaceutical and biotechnology markets. When the company was sold to Thermo Electron in 2004, she became vice president of Thermo Informatics. She earned a doctorate in quantum physics and a Bachelor of Science degree in applied chemistry from the University of Nottingham Trent in the United Kingdom in 1986 and 1990respectively. Dr. Webber is a Chartered Chemist and a Fellow of the Royal Society of Chemistry. She serves on the boards of Maxwell Systems, a provider of construction accounting software applications, and Octagon Research, a clinical R&D software and services provider. Ms Webber may be deemed to be a promoter of the Company.

 Alfredo Villa                                                     President, Chief Executive Officer and Board Members since 2008

Presently, Mr. Villa is a board member and partner of Gabbrielli & Associati in Milan, Italy, a financial consulting company. Mr. Villa is the principal shareholder of 3D Financial Corporation Limited, the founding shareholder of the Company. Since January 2000, Mr. Villa has been a director of Oranco, Inc., a public company which is engaged in seeking and investigating the potential acquisition of assets, properties or businesses. Mr. Villa is also a director of BrainSpark, Ltd. and Mediapolis SpA and RCF Research, Consulting & Forcasting SA. He co-founded Givigest Fiduciaria SA, a Swiss financial services company and SCF SA, a financial consulting firm offering asset management services, both of which entities were sold in 2001. He is a ‘Chartered Market Technician qualified by Market Technicians Association in New York,, as well as an authorized Financial & Commercial Fiduciary in the Swiss Canton of Ticino. Mr. Villa graduated with a degree in Economics from University of Geneva, Switzerland Mr. Villa’s career started at Banca della Svizzera Italiana as currency option dealer, and then joined Soginvest Banca (CIAL Group). Mr. Villa is also Chairman of “Fondazione Settembre Onlus” and VP of “Homes for Hope” Charities. Mr. Villa may be deemed to be a promoter of the Company.

Ernest Cimadamore                                         Secretary and Chief Financial Officer of the Corporation since 2008

Mr. Cimadamore has over 25-years experience in the entertainment industry. Since 2003 he has been a co-owner of Pep-Soul Entertainment a Philadelphia based music and entertainment company. From 2003 through 2006 Mr. Cimadamore served as the secretary to TriMedia Entertainment Group, a publicly traded company where he was also the president of their music division. . Mr. Cimadamore has represented independent music companies in connection with multiple gold and platinum artist projects for numerous major record companies, including Atlantic, Elektra, Sony, Warner Bros. and Island. Over his 25 years in the music industry he has successfully worked in the areas of operations, distribution, promotion, sales and marketing. Mr. Cimadamore may be deemed to be a promoter of the Company.

Peter S. Pelullo                                                  Corporate Development Director since 2008

Peter S. Pelullo, has been an entrepreneur for the past 20 years. Mr. Pelullo is currently the principal shareholder of International Corporate Management, Inc. a private company which provides consulting services to American companies seeking to develop and/or expand their presence in the European marketplace. Mr. Pelullo is currently an owner and employee of 3D Financial Corp. Limited. He has extensive experience in the music entertainment and technology industries where he has established companies in both domestic and international markets. Mr. Pelullo has significant experience in corporate finance, strategic planning, cash flow management and international business development. Mr. Pelullo resigned his position as a member of the Company’s board of directors in November 2008.Mr Ittycheria replaced Mr. Pelullo on the Board of directors. Mr. Pelullo may be deemed to be a promoter of the Company.

Mario Gabbrielli                                               Board Member since 2008

Mario Gabbrielli is the Chairman and Managing partner of Gabbrielli & Associates. He received an Economics and Business degree from the University Cattolica of Milan Mr. Gabbrielli was the Chief Financial Officer of the Olivetti and ENI Groups and the Managing Director of Agricola Finanziaria, BNI, Gestioni SGR and Investimenti SIM. He is a member of the Advisory Council of the National Association of Accounting and Financial Managers. Mr. Gabrielli is registered in the Roll of Official Auditors (Revisori Contabli) and he is an auditor of Fitch Italia SPA.

Fausto Paparelli                                               Board Member since 2008

Mr. Paparelli served in various capacities for BSI Spa in Lugano for in excess of 30 years. BSI was founded in 1873 in Lugano as Banca della Svizzera Italiana, Presently BSI is an institution that specializes in asset management and related services for private and institutional clients. During Mr. Papareli’s employment with BSI he was responsible for the development of BSI Lugano’s foreign exchange department and established FOREX dealing desks in Lugano, Zurich, Geneva, New York and Nassau Mr. Paparelli also developed BSI Lugano’s gold trading desk and provided private banking and corporate financing services to BSI Lugano’s clients. In June 2006, Mr. Paparelli, at the age of 61, retired his position with BSI. Mr. Paparelli has served as a member of the Kommission fur Devisehandel of the Swiss Banking Association.

Pradeep Ittycheria                                            Board Member since 2008

Pradeep Ittycheria has more than 9 years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. He has broad based experience in the areas of business development, operations, and management consulting. Mr. Ittycheria currently serves as a Vice President of Development for Energy Solutions International, a company engaged in the pipeline management software industry. Additionally, during his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE) and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services Company, headquartered in Bangalore, India. Mr. Ittycheria received a Bachelors Degree in Computer Science from Bharathiar University in 1994 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1997. Mr. Ittycheria replaced Mr. Pelullo as a member of the Comapany’s board of directors in Novenmber 2008.

Term of Office

Our Directors are appointed for an initial term of one year or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board or the Shareholders of the Company. We may have staggered terms when the number of directors increase to seven or more.

Significant Employees

We have three significant employees: Alfredo Villa, who serves as our President and CEO, Ernest Cimadamore, who serves as our CFO and Secretary and Peter Pelullo who serves as our Corporate Development Director. We have written employment agreements with these persons, the key provisions of which are described in the Executive and Director Compensation section set forth below.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the period from February 11, 2008 (inception) to December 31, 2008 of the Chief Executive Officer and each other executive officer of the Company. Peter Pelullo is the only executive officer whose annual salary and bonus for the period from February 11, 2008 (inception) to December 31, 2008, exceeded $100,000.

Summary Executive Compensation Table

Name and Principal Position	Period ended December 31 2008,	Salary ($)		Stock Awards ($)	Option Awards ($)		All other Compensation ($)	Total ($)

Alfredo Villa ,President & CEO	2008	0	(1)		71,871	(2)		$71,871
Ernest Cimadamore , CFO	2008	0	(3)		$8,825	(4)	$10,000	$18,825
Peter Pelullo, Director of Corporate Development	2008	0	(5)		197,645	(6)		$197,645

Alfredo Villa

(1) In May 2008 the Company entered into three year employment agreement with Alfredo Villa as President and Chief Executive Officer (the “Villa Agreement”). The Villa Agreement provides for the payment of an annual salary to Mr. Villa of $200,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Villa Agreement Mr. Villa is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 1,000,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Villa Agreement contains prohibitions on Mr. Villa competing with the Company, soliciting Company personnel and/or disclosing confidential information about the Company. The Villa Agreement also provides that all intellectual property developed and/or created by Mr. Villa while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Villa’s employment without cause, as defined in the Villa Agreement, the Company shall be required to pay Mr. Villa the salary required under the Villa Agreement as if he remained an employee throughout the term of the Agreement.

(2) The Black Scholes option pricing model was used to calculate the fair value of the 1,000,000 options granted under the Villa Agreement. For accounting purposes, the Company will recognize compensation expense of $71,871 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 3.3%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

Ernest Cimadamore

(3) In May 2008 the Company entered into three year employment agreement with Ernest Cimadamore as Secretary and Chief Financial Officer (the “Cimadamore Agreement”). The Cimadamore Agreement provides for the payment of an annual salary to Mr. Cimadamore of $75,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Cimadamore Agreement Mr. Cimadamore is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 500,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Cimadamore Agreement contains prohibitions on Mr. Cimadamore competing with the Company, soliciting Company personnel, and/or disclosing confidential information about the Company. The Cimadamore Agreement also provides that all intellectual property developed and/or created by Mr. Cimadamore while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Cimadamore’s employment without cause, as defined in the Cimadamore Agreement, the Company shall be required to pay Mr. Cimadamore the salary required under the Cimadamore Agreement as if he remained an employee throughout the term of the Agreement

(4) The Black Scholes option pricing model was used to calculate the fair value of the 500,000 options granted under the Cimadamore Agreement. For accounting purposes, the Company recognized compensation expense of $8,825 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

Peter Pelullo.

(5) In May 2008 the Company entered into three year employment agreement with Peter Pelullo as corporate development director (the “Pelullo Agreement”). The Pelullo Agreement provides for the payment of an annual salary to Mr. Pelullo of $180,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Pelullo Agreement Mr. Pelullo is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 2,750,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Pelullo Agreement contains prohibitions on Mr. Pelullo competing with the Company, soliciting Company personnel, and/or disclosing confidential information about the Company. The Pelullo Agreement also provides that all intellectual property developed and/or created by Mr. Pelullo while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Pelullo’s employment without cause, as defined in the Pelullo Agreement, the Company shall be required to pay Mr. Pelullo the salary required under the Pelullo Agreement as if he remained an employee throughout the term of the Agreement

(6) The Black Scholes option pricing model was used to calculate the fair value of the 2,750,00 options granted under the Pelullo Agreement. For accounting purposes, the Company will recognize compensation expense of $197,645 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 3.3%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

Director Compensation

Name	Fees Earned as Director Period Ended June 30, 2008	Stock Awards	Option Awards		All other compensation		Total

Alfredo Villa	0	0		$(1)		(1)	$0
Ernest Cimadamore	0	0		(2)		(2)	0
Pradeep Ittycheria	0	0	17,403	(3)		(3)	17,403
Jo Webber	0	0	52,950	(4)		(4)	52,950
Mario Gabbrielli	0	0	89,838	(5)		(5)	89,838
Fausto Paparelli	0	0	$36,113	(6)		(6)	$36,113

(1)           See Notes 1 and 2 to the Executive Compensation Table set forth above.
(2)           See Notes 3 and 4 to the Executive Compensation Table set forth above.
(3)           Effective as of March , 2008 Mr. Ittycheria entered into a three year consulting agreement with the Company (the “Ittycheria Agreement”). The Ittycheria Agreement provides that Mr. Ittycheria will provide consulting services to the Company with respect to (1) developing the Company’s planned gaming platform and games to be played on such platform and (2) other services as requested by the Company. Under the Ittycheria Agreement, Mr. Ittycheria received five (5) year options to purchase 1,000,000 shares of the Company’s common stock at an exercise price on $.04 per share. Mr. Ittycheria is entitled to reimbursement of expenses incurred in connection with his work on behalf of the Company. The Ittycheria Agreement contains prohibitions on Mr. Ittycheria disclosing confidential information about the Company and provides that all intellectual property developed and/or created by Mr. Ittycheria in the course of her performing services for the Company shall be the property of the Company. The Black Scholes option pricing model was used to calculate the fair value of the 1,000,000 options granted under the Webber Agreement. For accounting purposes, the Company recognized compensation expense of $17,403 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(4)           Effective as of March 2008, Ms. Webber entered into a three year consulting agreement with the Company (the “Webber Agreement”). The Webber Agreement provides that Ms. Webber will provide consulting services to the Company with respect to (1) analyzing and evaluating the proposed business plan of the Company (2) analyzing and evaluating the capital requirements needed to pursue the Company’s business plan; (3) evaluating potential business partnerships (4) providing advice regarding business development (5) providing advice in connection with the software and programming tasks required in order to develop the Company’s online gaming platform and games to be developed for such platform and (6) other services as requested by the Company. Under the Webber Agreement, Ms Webber received five (5) year options to purchase 3,000,000 shares of the Company’s common stock at ant exercise price on $.04 per share. Ms. Webber is entitled to reimbursement of expenses incurred in connection with her work on behalf of the Company. The Webber Agreement contains prohibitions on Ms. Webber  disclosing confidential information about the Company and provides that all intellectual property developed and/or created by Ms. Webber in the course of her performing services for the Company shall be the property of the Company. The Black Scholes option pricing model was used to calculate the fair value of the 3,000,000 options granted under the Webber Agreement. For accounting purposes, the Company recognized compensation expense of $52,950 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(5)           In June 2008 Mr. Gabbrielli was appointed as a member of the Company’s Board of Directors. Mr. Gabriellei will receive the sum of $5,000 per month for services rendered as a Director and has been issued Options to purchase 1,250,000 shares of Common Stock of the Company. These Options have afive (5) year term and are exercisable at a price of $.04 per share. . The Black Scholes option pricing model was used to calculate the fair value of the 1,250,000 options granted to Mr. Gabbrielli. For accounting purposes, the Company will recognize compensation expense of $89,838 related to these stock options. The following assumptions were used in the fair value calculations:
Risk free rate – 3.3%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(6)           In June 2008 Fausto Paparelli was appointed as a member of the Company’s Board of Directors. Mr. Paparelli has been issued Options to purchase 500,000 shares of Common Stock of the Company. These Options have a five (5) year term and are exercisable at a price of $.04 per share. . The Black Scholes option pricing model was used to calculate the fair value of the 500,000 options granted to Mr. Paparelli For accounting purposes, the Company will recognize compensation expense of $36,113 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 3.7%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

Outstanding Equity Awards At December 31, 2008

As of March 3, 2008, the Company adopted an Equity Incentive plan for the grant of options intended to qualify as “incentive stock options” among others. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. The following sets forth Options issued under the plan as of December 31, 2008. All of the Options set forth below are fully vested and may be exercised at any time.

	# of Options	Exercise		Options
Name	Issued	Price	Expiration	Exercised
Jo Webber	3,000,000	$.04 per share	March 2013
Pradeep Pittycheria	1,000,000	$.04 per share	March 2013
Ernest Cimadamore	500,000	$.04 per share	March 2013
Michael Forte	250,000	$.04 per share	March 2013
Jacob Der Hagopian	3,000,000	$.04 per share	March 2013
Michele Wilde	50,000	$.04 per share	March 2013
Robert Sannelli	500,000	$.04 per share	March 2013	500,000
Anthony Collura	350,000	$.04 per share	March 2013
Louis Cambria	50,000	$.04 per share	March 2013
Jeremy Zevin	50,000	$.04 per share	March 2013
Peter Pelullo	2,750,000	$.04 per share	March 2013
Alfredo Villa	1,000,000	$.04 per share	March 2013
Mario Gabbrielli	1,250,000	$.04 per share	March 2013	1,250,000
Fausto Paparelli	500,000	$.04 per share	March 2013	500,000
Dott. Paulito Boaretto	250,000	$.04 per share	March 2013

Dott. Boaretto’s options were issued in connection with a Consulting Agreement pursuant to which Dott. Boaretto agreed to serve as a financial consultant to the Company.

As at December 31, 2008, a total of 12,250,000 options were outstanding under the Equity Incentive plan. 2,250,000 previously issued Option have been exercised. As of December 31, 2008 the balance of available options for further issuance was 10,500,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information concerning beneficial ownership of our common stock as of March 25, 2009, by:

•       each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•       each of our executive officers;

•       each of our directors; and

•       all of our executive officers and directors as a group;

The following table lists the number of shares and percentage of shares beneficially owned based on 36,288,276 shares of common stock outstanding as of March 25, 2009.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 25, 2009, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Moggle. Inc., 111 Presidential Boulevard, Suite 212,Bala Cynwyd, Pennsylvania 19004.

	Amount and	Percentage
	Nature of	Owned
	Beneficial Owner
Name and Address of Beneficial Owner
Executive Officers and/or Directors

Alfredo Villa (1)	5,100,000	12.95

Peter Pelullo (2)	6,850,000	17.07

Jo Webber (3)	7,100,000	17.15

Ernest Cimadamore (4)	500,000	1.36

Mario Gabbrielli
Via Angelo Bassini AS
I-24128 Bergamo	1,250,000	3.44

Fausto Paparelli
Carasole 6535
Roveredo (GR) Switzerland	500,000	1.38

Pradeep Ittycheria (5)
14018 Fallon Heights Drive
Cypress, TX 77429	2,714,287	7.06

All Executive Officers
Directors as a Group – 7 persons (6)	24,014,287	47.10

Other 5% Shareholders

3D Financial Corp Limited (7)
3/Floor 228 Queen’s Road East
Wanchai, Hong Kong	2,500,000	6.89

Capital Growth Trust (8)
29 Otis Street
Cambridge, MA 02141	3,000,000	7.84

John Tripodi (9)
2300 S. 22nd Street
Philadelphia, PA 19145	5,185,716	13.22

Jacob Der Hagopian (10)
PO Box 354
Moorestown, NJ 08057	3,000,000	7.64

EFM Associates (11)
2016 Waterloo Road
Berwyn, PA 19312	3,000,000	7.84

Allevamento Cristal Sel (12)
Via Novara 31
20151 Milano	2,500,000	6.89

(1)           Includes 2,000,000 shares of Common Stock, 2,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share and 1,000,000 shares underlying options exercisable at $.04 per share. Does not reflect 2,500,000 shares owned by 3D

(2)           Includes 3,000,000 shares of Common Stock, 1,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share and 2,750,000 shares underlying options exercisable at $.04 per share. Does not reflect 2,500,000 shares owned by 3D.

(3)           Includes 2,000,000 shares of Common Stock, 2,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share and 3,000,000 shares underlying options exercisable at $.04 per share.

(4)           Reflects 500,000 shares underlying options exercisable at $.04 per share.

(5)           Includes 571,429 shares of Common Stock, 1,142,858 shares underlying warrants exercisable at $.04 per share and 1,000,000 shares underlying options exercisable at $.04 per share

(6)           Includes securities owned by Alfredo Villa, Jo Webber, Peter Pelullo, Ernest Cimadamore ,Mario Gabbrelli , Fausto Paparelli and Pradeep Ittycheeria. Does not reflect 2,500,000 shares owned by 3D.

(7)           3D Financial Corp Limited (“3D”) is owned Alfredo Villa and Peter Pelullo. Does not reflect securities owned by Messrs. Villa and Pelullo individually.

(8)           Includes 1,000,000 shares of Common Stock, 2,000,000 shares underlying warrants exercisable at $.04 per share. The trustee of Capital Growth Trust is Vicki Appel.

(9)           Includes 2,250,001 shares of Common Stock, 2,892,858 shares underlying warrants exercisable at $.04 per share, and 42,857 shares underlying warrants exercisable at $.75 per share.

(10)           Reflects 3,000,000 shares underlying options exercisable at $.04 per share.

(11)           Includes 1,000,000 shares of Common Stock, and 2,000,000 shares underlying warrants exercisable at $.04 per share. EFM Associates is controlled by Gary McCarthy, Herb Fineberg and Bernard Eisen.

(12)           Allevamento Cristal Sel is controlled by Cristina Uccelli. Mrs. Ucelli also controls NADAV BV which owns 1,600,000 additional shares of common stock, which shares are not included in the information set forth in the table above.

2008 Equity Incentive Plan

We adopted our 2008 Stock Option Plan as of March 3, 2008. The 2008 plan provides for the grant of options intended to qualify as “incentive stock options,” and options that are not intended to so qualify or “nonstatutory stock options”. The total number of shares of common stock reserved for issuance under the 2008 plan is 25,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. At December 31, 2008 options to purchase 12,250,000 shares of our common stock were outstanding under the 2008 plan.

The plan is administered by our Board of Directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the 2008 plan and, subject to certain limitations, may amend the 2008 plan. Each option or stock award the grantee. Grants may be made under the 2008 plan to employees (including officers) and directors of the Company as well as to certain consultants and advisors.

The exercise price for incentive stock options granted under the 2008 plan is required to be no less than the fair market value of the common stock on the date the option is granted, except for options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted. Incentive stock options granted under the 2008 plan have a maximum term of 10 years, except for option grants to 10% stockholders, which are subject to a maximum term of 5 years. Non-statutory stock options granted under the 2008 plan have a term determined by the Board of Directors.

Reports to Stockholders

We intend to furnish our stockholders with annual reports containing audited financial statements as soon as practical after the end of each fiscal year. Our fiscal year ends December 31.

Transfer Agent

The Company’s Transfer Agent is StockTrans, Inc., and there address and phone number are 44 W. Lancaster Avenue, Ardmore, PA 19003, (610) 649-7300.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the formation of the Company, 3D Financial Corporation, Ltd. (“3D”) purchased 19,000,000 shares of the Company’s common stock for an aggregate price of $19,000. 3D is a Hong Kong based company which is owned by Alfredo Villa, the Company’s President, Chief Financial Officer and a Director and Peter Pelullo, the Company’s Corporate development director and a former Board member. Subsequently 3D transferred a total of 16,500,000 shares to other parties.

During the period from the Company’s formation through June 26, 2008 Alfredo Villa individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share.

During the period from the Company’s formation through June 26, 2008 Peter Pelullo individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share. During the period from February 11, 2008 (inception) to December 31, 2008, Peter Pelullo advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $70,089. All of these expenses were reimbursed to Mr. Pelullo prior to December 31, 2008.
During the period from the Company’s formation through June 26, 2008 Jo Webber, the Chairman of the Board of the Company and a consultant to the Company, individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share.

Alfredo Villa, Ernest Cimadamore and Peter Pelullo have entered into employment agreements with the Company as the Company’s President and Chief Executive Officer, Secretary and Chief Financial Officer and Director of Corporate Development, respectively. The material terms of these employment agreements are described in the Executive and Director Compensation section of this Report. Jo Webber and Pradeep Ittycheria, directors of the Company have entered into a consulting agreement with the Company, the material terms of which are described in the Executive and Director Compensation section of this Report.

As detailed in the Executive and Director Compensation section of this Report, the Company has issued options/warrants to its officers and directors to purchase an aggregate of 14,692,858 shares of t\he Company’s Common Stock.

From inception through the date of this Report, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for any Company offices.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties. We did not enter into any new related party transactions during 2008.

Director Independence Statement

None of our current Directors are “independent,” as defined in rules promulgated by the Securities & Exchange Commission, NASDAQ, or various stock exchanges.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

     Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2008 was $14,400.

Audit-Related Fees

During the fiscal year ended December 31, 2008, the aggregate fees billed for the performance of quarterly reviews of our financial statements was $6,600

Tax Fees

During the fiscal year ended December 31, 2008, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2008, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has pre-approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Report:

          1. Index to Financial Statements. Our financial statements and the Report of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

          2. Financial Statement Schedule Covered by the Foregoing Report of Independent Registered Public Accounting Firm.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

          3. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation.*
3.2	By-laws*
4.1	Specimen Common Stock Certificate *
4.2	2008 Equity Incentive Plan*
10.1	Employment Agreement between the Company and Alfredo Villa*
10.2	Employment Agreement between the Company and Ernest Cimadamore*
10.3	Employment Agreement between the company and Peter Pelullo*
31.1	Certification of the principal executive officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of the principal financial officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Registrant
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Registrant

* Document included in our Form S-1 Registration Statement File # 333- 152050 filed with the Securities and Exchange Commission on July 1, 2008

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March 2009.

MOGGLE, Inc.

By:	/s/ Alfredo Villa
Alfredo Villa President and Chief Executive Officer and Principal Executive Officer

/s/ Ernest Cimadamore
Ernest Cimadamore Secretary, Chief Financial Officer and Principal Accounting Officer

POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ernest Cimadamore, his or her attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfredo Villa	President, Chief Executive Officer and Director	March 30, 2009
Alfredo Villa	(Principal Executive Officer)

/s/ Ernest Cimadamore	Secretary, Principal Accounting Officer and	March 30, 2009
Ernest Cimadamore	Chief Financial Officer

/s/ Jo Webber	Director	March 30, 2009
Jo Webber

/s/ Mario Gabbrelli	Director	March 30, 2009
Mario Gabbrelli

/s/ Fausto Paparelli	Director	March 30, 2009
Fausto Paparelli

/s/ Pradeep Ittycheria	Director	March 30, 2009
Pradeep Ittycheria

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Moggle, Inc.
(formerly Chimera International Group, Inc.)
(A Development Stage Company)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheet of Moggle, Inc. (formerly Chimera International Group, Inc.) (a development stage company) as of December 31, 2008, and the related statement of operations, changes in stockholders' equity and cash flows for period from February 11,2008 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moggle, Inc. (a development stage company) as of December 31, 2008 and the results of its operations and its cash flows for the period February 11, 2008 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company's losses from development stage activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania
January 9, 2009
Except Note 7, as to which the date is January 26, 2009

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Balance Sheet
December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$128,359

TOTAL CURRENT ASSETS	128,359

PROPERTY AND EQUIPMENT
Computer equipment	5,582
Less: accumulated depreciation	698
4,884

TOTAL ASSETS	$133,243

STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2008	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
35,288,276 shares issued and outstanding at December 31, 2008	3,529

Additional paid in capital	1,113,600

Deficit accumulated during the development stage	(983,886)

STOCKHOLDERS' EQUITY	$133,243

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statement of Operations
For the Period February 11, 2008 (Date of Inception) to December 31, 2008

SALES	$-

OPERATING EXPENSES
General and administrative	58,919
Consulting (a)	143,594
Payroll (b)	404,292
Professional fees	190,932
Research and development	10,699
Travel	175,839
Total operating expenses	984,275

OTHER INCOME
Interest income	389

NET LOSS	$(983,886)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	29,968,489

(a)	– includes share-based compensation of $108,777
(b)	– includes share-based compensation of $404,292

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to December 31, 2008

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	$3,529	$1,113,600	$(983,886)	$133,243

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Statement of Cash Flows
For the Period February 11, 2008 (Date of Inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(983,886)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	513,069
Depreciation	698

Net cash used in operating activities	(470,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)

Net cash used in investing activities	(5,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	504,060
Proceeds from exercise of options	90,000
Proceeds from exercise of warrants	10,000

Net cash provided by financing activities	604,060

NET INCREASE IN CASH AND
CASH EQUIVALENTS	128,359

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$128,359

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  Since inception, substantially all of the efforts of the Company have been developing technologies for multiplayer online role playing games.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property and equipment.  The Company anticipates establishing global markets for its technologies.  The Company has adopted December 31, as its year end.

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

Concentration of Credit Risk Involving Cash
The Company has deposits with financial institutions which at times may exceed the Federal Depository Insurance coverage of $250,000.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the period from February 11, 2008 (inception) to December 31, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, start-up costs are expensed as incurred.

Research and  Development Costs
Research and development costs are expensed when incurred.  The total amount expensed for the period from February 11, 2008 (inception) through December 31, 2008 was $10,699.

Recently Issued Pronouncements
During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on February 11, 2008 (date of inception) for all financial assets and liabilities, but the implementation did not require additional disclosures or have a significant impact on the Company's financial statements.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact their financial statements.

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

The Company is in the development stage at December 31, 2008.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

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

At December 31, 2008, the Company has a net operating loss (“NOL”) that approximates $471,000.  Consequently, the Company may have NOL carry forwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

February 11, 2008
(Inception) to
December 31,
2008

Current	$-
Deferred	407,000
Change in valuation allowance	(407,000)

$-

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 3 – INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions.

	December 31, 2008
	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(344,000)	(35)
State tax, net of federal tax effect	(63,000)	(6)
Change in valuation allowance	407,000	41

	$-	-

The primary components of the Company’s December 31, 2008 deferred tax assets, liabilities and the related valuation allowances are as follows:

December 31,
2008

Deferred tax asset for NOL carryforwards	$194,000
Deferred tax asset for stock based compensation	213,000
Valuation allowance	(407,000)

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of February 11, 2008 (inception), the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the period ended December 31, 2008.  The Company did not recognize any interest or penalties during 2008 related to unrecognized tax benefits.

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

On May 27, 2008, the Company commenced a private placement of up to 6 million units at a price of $.035 per unit to accredited investors.  One unit consists of one share of the Company’s common stock and one warrant. Ten of these warrants entitle the holder to purchase one additional share of common stock at a price of $.75 per share and is exercisable for a three year period.  During the three months ended June 30, 2008, 6,142,858 units were sold with warrants at a price of $.75 per share, raising $215,000 in proceeds and resulting in 614,286 warrants being issued.  During the three months ended September 30, 2008 500,000 units were sold with warrants at a price of $.75, raising $17,500 and resulting in 50,000 warrants being issued

On May 31, 2008, the Form D, Notice of Sale of securities Pursuant to Regulation D, Section 4(6) and/or Uniform Limited Offering Exemption, was amended to resolve over subscriptions in the private placements.

During the three months ended September 30, 2008, the Company sold 2,560 shares, which raised $2,560.  The Company filed a registration statement to register 2,560 shares of the Company, which became effective on September 3, 2008

During the three months ended September 30, 2008, 250,000 warrants were exercised, which raised proceeds of $10,000.

NOTE 5 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2008, 12,250,000 options have been issued and are unexercised, and 10,500,000 options that are available to be issued under the Plan.  Of the 12,250,000 options that have been issued and are unexercised, 4,250,000 options were granted to employees and 8,000,000 options were granted to non employees.

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
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the period from February 11, 2008 (Date of Inception) through December 31, 2008, the Company expensed $404,292 relative to employee options granted.  As of December 31, 2008, there was no unrecognized compensation expense related to non-vested market-based share awards.

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

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to December 31, 2008 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	-	$-

Granted	6,000,000	$0.04	$0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Exercisable, December 31, 2008	4,250,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, December 31, 2008 (years)	4.2

The Company issued 14,950,002 warrants as part of the units included in the private placements, which expire three years from the date of issuance.

 The Company issued non-statutory stock options to non-employees.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate between 2.5% and 3.7%, and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.  For the period from February 11, 2008 (Date of Inception) to December 31, 2008, the Company expensed $108,777 relative to 8,500,000 non-employee options granted.  As of December 31, 2008, there was $38,142 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through October 2009.

The following table summarizes non-employee stock option/warrant activity of the Company since February 11, 2008 (Date of Inception):

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	23,450,002	$0.04 to $.75	$0.04 to $.75
Exercised	(750,000)	(0.04)	(0.04)
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04 to $.75	$0.07

Exercisable, December 31, 2008	22,700,002	$0.04 to $.75	$0.07

Weighted Average Remaining Life,
Exercisable, December 31, 2008 (years)	2.9

Moggle, Inc.
(formerly Chimera International Group, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 6 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the period from February 11, 2008 (inception) to December 31, 2008, a director of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $70,089.  All of these expenses were reimbursed to the director prior to December 31, 2008.

NOTE 7 – SUBSEQUENT EVENTS

On January 26, 2009 the Company issued 1,000,000 shares to a director of the Company upon the exercise of a warrant for a total purchase price of $40,000.