Form 10-Q
period 2009-03-31
Moggle, Inc.
filed 2009-05-13
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to _______

Commission File Number 000-51523

MOGGLE, INC.
(Exact name of registrant as specified in its charter)

Delaware	35-2327649
(State or other jurisdiction of	IRS Employer
incorporation or organization)	Identification No.)

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 31, 2009 was 36,288,276 shares.

C O N T E N T S

Item 1. Financial Statements

Moggle, Inc.
(A Development Stage Company)

Financial Statements

March 31, 2009

Moggle, Inc.
(A Development Stage Company)

CONTENTS

Moggle, Inc.
(A Development Stage Company)
Balance Sheet

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$396,948	$128,359

TOTAL CURRENT ASSETS	396,948	128,359

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	977	698
	4,605	4,884

OTHER ASSETS
Deposit	2,667	-

TOTAL ASSETS	$404,220	$133,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$36,575	$-

TOTAL CURRENT LIABILITIES	36,575	-

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at March 31, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
36,288,276 and 35,288,276 shares issued and outstanding
at March 31, 2009 and December 31, 2008	3,629	3,529

Common stock subscribed	400,000	-

Additional paid in capital	1,165,176	1,113,600

Deficit accumulated during the development stage	(1,201,160)	(983,886)

STOCKHOLDERS' EQUITY	367,645	133,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$404,220	$133,243

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2009 and
For the Period February 11, 2008 (Date of Inception) to March 31, 2008
And For the Period February 11, 2008 (Date of Inception) to March 31, 2009
(Unaudited)

		Three Months	From Inception
	Cumulative	Ended	February 11, 2008
	Since	March 31,	to March 31,
	Inception	2009	2008

SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	80,103	21,184	7,263
Consulting (a)	192,860	49,266	81,603
Payroll (b)	404,292	-	8,825
Professional fees	254,746	63,814	16,666
Research and development	10,699	-	-
Travel	259,288	83,449	26,190
Total operating expenses	1,201,988	217,713	140,547

OTHER INCOME
Interest income	828	439	-

NET LOSS	$(1,201,160)	$(217,274)	$(140,547)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		35,954,943	19,076,250

(a)
– includes share-based compensation of $108,777 cumulative, and $11,676 for the three months ended March 31, 2009 and $74,103 for the period from February 11, 2008 (Date of Inception) to March 31, 2008

(b)	– includes share-based compensation of $404,292 cumulative and $8,825 for the period from February 11, 2008 (Date of Inception) to March 31, 2008

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to March 31, 2009

					Deficit
	Common				Accumulated
	Stock		Common	Additional	During the
	Number of		Stock	Paid-In	Development
	Shares	Amount	Subscribed	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$-	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	-	483,681	-	485,060
Exercise of options	2,250,000	225	-	89,775	-	90,000
Exercise of warrants	250,000	25	-	9,975	-	10,000
Fair value of employee stock option grants	-	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	-	108,777	-	108,777
Net loss	-	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	-	1,113,600	(983,886)	133,243

Exercise of warrants	1,000,000	100	-	39,900		40,000
Common stock subscribed	-	-	400,000	-	-	400,000
Fair value of non-employee stock option/warrant grants	-	-	-	11,676	-	11,676
Net loss					(217,274)	(217,274)

Balance, March 31, 2009 (Unaudited)	36,288,276	$3,629	$400,000	$1,165,176	$(1,201,160)	$367,645

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2009 and
For the Period February 11, 2008 (Date of Inception) to March 31, 2008
And For the Period February 11, 2008 (Inception) to March 31, 2009
(UNAUDITED)

		Three Months	From Inception
	Cumulative	Ended	February 11, 2008
	Since	March 31,	March 31,
	Inception	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,201,160)	$(217,274)	$(140,547)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	524,745	11,676	82,928
Depreciation	977	279	-
Increase in assets
Prepaid expenses	-	-	(33,334)
Deposits	(2,667)	(2,667)	-
Increase in liabilities
Accounts payable	36,575	36,575	4,131

Net cash used in operating activities	(641,530)	(171,411)	(86,822)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	-

Net cash used in investing activities	(5,582)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	504,060	-	234,000
Proceeds from common stock subscribed	400,000	400,000	-
Proceeds from exercise of options	90,000	-	-
Proceeds from exercise of warrants	50,000	40,000	-

Net cash provided by financing activities	1,044,060	440,000	234,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	396,948	268,589	147,178

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	128,359	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$396,948	$396,948	$147,178

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock subscribed	$-	$-	$35,000

See accompanying notes to financial statements.

Moggle, Inc.
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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and accounts payable.  The carrying value of cash and accounts payable approximate fair value, because of their short maturity.

Concentration of Credit Risk Involving Cash
The Company has deposits with a financial institution which at times exceed Federal Depository Insurance coverage of $250,000.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, start-up costs are expensed as incurred.

Research and  Development Costs
Research and development costs are expensed when incurred.

Recently Issued Pronouncements
In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented.
FSP APB 14-1 is currently not applicable to the Company.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of EITF Issue No. 07-05 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009.  The Company did not issue any share-based awards that would qualify as participating securities for the three months ended March 31, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified in order for them to be in conformity with the 2009 presentation.

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

The Company is in the development stage at March 31, 2009.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2009, and there was no accrual for uncertain tax positions as of March 31, 2009.

There is no income tax benefit for the losses for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – COMMON STOCK (Continued)

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

During the three months ended March 31, 2009, 1 million warrants were exercised, which raised proceeds of $40,000.

On March 26, 2009, the Company received $400,000 for a subscription agreement to purchase 400,000 shares of the Company’s restricted common stock.  The subscription agreement was executed on April 7, 2009.

NOTE 5 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2009, 12,250,000 options have been issued and are unexercised, and 10,500,000 options that are available to be issued under the Plan.  Of the 12,250,000 options that have been issued and are unexercised, 4,250,000 options were granted to employees and 8,000,000 options were granted to non employees.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the three months ended March 31, 2009 and for the period from February 11, 2008 (Date of Inception) through March 31, 2008, the Company expensed $0 and $8,825 relative to employee options granted.  As of March 31, 2009, there was no unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

During 2008, the Company issued the Secretary of the Company 500,000 options, which were valued at $8,825 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 2.5% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its President and Chief Executive Officer,  whereby, the President and Chief Executive Officer was issued 1,000,000 options, which were valued at $71,871 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its Director of Corporate Development whereby, the Director of Corporate Development was issued 2,750,000 options, which were valued at $197,645 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an agreement with a member of the Company’s Board of Directors whereby, the member of the Board of Directors was issued 1,250,000 options, which were valued at $89,838 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

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

A summary of incentive stock option transactions for employees since December 31, 2008 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(1,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, March 31, 2009	3,250,000	$0.04	$0.04

Exercisable, March 31, 2009	3,250,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, March 31, 2009 (years)	4.1

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

The Company issued 14,950,002 warrants as part of the units included in the private placements, which expire three years from the date of issuance.

 The Company issued non-statutory stock options to non-employees.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate between 2.5% and 3.7%, and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.  For the three months ended March 31, 2009 and for the period from February 11, 2008 (Date of Inception) to March 31, 2008, the Company expensed $11,676 and $74,103 relative to 8,500,000 non-employee options granted.  As of March  31, 2009, there was $26,466 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through October 2009.

The following table summarizes non-employee stock option/warrant activity of the Company since December 31, 2008:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	22,700,002	$0.04 to $.75	$0.04 to $.75

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2009	22,700,002	$0.04 to $.75	$0.07

Exercisable, March 31, 2009	22,700,002	$0.04 to $.75	$0.07

Weighted Average Remaining Life,
Exercisable, March 31, 2009 (years)	2.7

NOTE 6 – OPERATING LEASES

For the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) through March 31, 2008 total rent expense under leases amounted to $1,434 and $0.  At March 31, 2009, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2009	$21,336
2010	32,000
2011	10,664

$64,000

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008, a director of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $31,164 were incurred and reimbursed during the three months ended March 31, 2009.  Expenses totaling $23,520 were incurred during the period from February 11, 2008 (inception) and March 31, 2008, of which $18,418 were reimbursed prior to March 31, 2008 and $5,102 were reimbursed subsequent to March 31, 2008.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through March 31, 2009,  we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOG(s)”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2009 and the Period From February 11, 2008 (inception) through March 31, 2008

The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for the Three Months Ended March 31, 2009 and for the Period from February 11, 2008 (inception) through March 31, 2008 :

We incurred a net loss of $217,274 on zero net revenue for the three months ended March 31, 2009 and a net loss of $140,547 on zero net revenue for the period from February 11, 2008 (inception) through March 31, 2008, an increase of $76,727.  The following is a summary of the components of such loss:

	Three Months	From Inception
	Ended	February 11, 2008
	March 31,	to March 31,
	2009	2008
Sales	$-	$-

General and Administrative Expense	21,184	7,263

Consulting	49,266	81,603

Payroll	-	8,825

Professional Fees	63,814	16,666

Travel	83,449	26,190

Net Loss	$(217,274)	$(140,547)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Outstanding
Shares	35,954,943	19,076,250

Compensation Expense of Stock Options	$11,676.00	$82,928.00

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended March 31, 2009 or for the period from February 11, 2008 (inception) through March 31, 2008. During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) through March 31, 2008:

a)  General and Administrative expenses: For the three months ended March 31, 2009 general and administrative expenses was $21,184 as compared to $7,263 for the period from inception through March 31, 2008, an increase of $13,921.  The increase primarily results from filing fees related to the filing of Form S-1 in the first quarter of 2009 amounting to $12,254 and $0 for the period from February 11, 2008 (inception) to March 31, 2008.

b) Consulting expense: During the three months ended March 31, 2009, consulting fees decreased to $49,266 from $81,603, a decrease of $32,337. This resulted from share-based compensation for the three months ended March 31, 2009 decreasing to $11,676 from $74,103, a decrease of $62,427, and an increase in fees paid to corporate financial advisors   in connection with the Company’ s operational and capital needs.

c)  Payroll Expenses: During the three months ended March 31, 2009, payroll expenses decreased to $0 from $8,825 for the period from inception through March 31, 2008, a decrease of $8,825.  This resulted from no share-based compensation being issued to employees during the three months ended March 31, 2009.

d) Professional Fees: For the three months ended March 31, 2009, professional increased to $63,814 from $16,666 for the period from inception through March 31, 2008, an increase of $47,148.   The increase primarily resulted from professional fees related to the filing of Form S-1 in the first quarter of 2009.

e) Travel: During the three months ended March 31, 2009, travel expenses increased to $83,449 from $26,190 for the period from inception through March 31, 2008, an increase of $57,259.  The increase primarily resulted from efforts by the Company to enter into relationships with entities designed to assist the Company in its efforts to further develop the Platform and MMOGs and raise additional funding.

Liquidity and Capital Resources

We had cash on hand of approximately $396,948 as of March 31, 2009 as compared to $ 147,148 as of March 31, 2008.   Since we have not realized any revenues, these funds were generated through the sale of our common stock and the exercise of warrants and options.  Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. We have not paid any salaries to management and have utilized  offshore  programmers on a work for hire basis  to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement. The Company now intends to primarily rely on the possible  sale of equity in private unregistered transactions with institutional and accredited investors outside of the United States in order to raise the working capital needed to fund its plans as well as the possible exercise of outstanding options and warrants. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are  successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues  reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by June 30, 2009, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until between 2010 and 2011. Accordingly we do not project that significant revenue will be developed until 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections,  we believe that should we raise a minimum of $10,000,000, of which there can be no assurance,  such proceeds will be sufficient for us to continue our planned operations throughout 2010.

During the remaining months of 2009, our ability to execute on our current plan of operations is dependent on raising proceeds from the private sale of equity capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform. We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

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

The foregoing use of proceeds and project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all..

The following summarizes our cash flows during the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) through March 31, 2008:

Cash flows from Operating Activities:

	Three Months	From Inception
	Ended	February 11, 2008
	March 31,	to March 31,
	2009	2008
Net Loss	$(217,274)	$(140,547)

Adjustments used to reconcile net loss to cash used
in Operating Activities:

Compensation expense of stock and stock options	11,676	82,928

Prepaid Expenses	-	(33,334)

Accounts Payable	36,575	4,131

Net Cash used in Operating Activities	(171,411)	(86,822)

Cash flows from Financing Activities

Proceeds from issuance of Common Stock	-	234,000

Common Stock Subscribed	400,000	-

Proceeds from exercise of options and warrants	40,000	-

Net cash provided from Financing Activities	440,000	234,000

Net increase in cash and cash equivalents	$396,948	$147,178

 On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of  stock options to officers, directors employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At March 31, 2009 options to purchase 11,250,000 shares of common stock were outstanding under the 2008 plan.

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

For the three months ended March 31, 2009 no options to purchase were granted. For the period from February 11, 2008 (inception) through March 31, 2008, 8,750,000 options to purchase were granted.  The Black Scholes option pricing model was used to calculate the fair value of the options granted. During the three months ended March 31, 2009 and for the period from inception through March 31,2008 the Company recognized compensation expense of $11,676 and $82,928 related to the stock options. The following assumptions were used in the fair value calculations:

                Risk free rate – 2.5% to 3.7%
                Expected term – 5 years
                Expected volatility of stock – 51.8%
                Expected dividend yield – 0%.

                The following table summarizes the information with respect to options to purchase 11,250,000 shares of Common Stock which are currently  outstanding and exercisable under the Company’s equity incentive plan:

Exercise Price	Options Outstanding	Remaining Life

$0.04	11,000,000	Four (4) years

$0.75	250,000	Four (4) years

Related Party Transactions

From inception through March 31, 2009, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008, Peter Pelullo  anemployee of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $31,164 and $23,520.  The Company has reimbursed Mr. Pelullo for these expenses.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo  Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s .director of corporate development.. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually  purchased  for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the three months ended March 31, 2009, Mr. Pelullo exercised options to purchase 1,000,000 shares for a total of $40,000. Previously officers and directors of the Company exercised an aggregate of 0 warrants and_1,750,000 options generating aggregate proceeds of $70,000 for the Company.

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

The Company has also entered into a number of consulting agreements pursuant to which the Company has issued an aggregate of 14,500,000 options. Under such consulting agreements the Company is not obligated to make any monetary payments, other than for reimbursement of expenses, to such consultants. Two of such agreementsare  with Jo Webber the Chairman of the Board of Directors of the Company and Pradeep Itycheria, a director of the Company..

Additional terms regarding the foregoing  agreements with the Company’s officers and directors is set forth in the Executive and Director Compensation section of  the Company’s Annual Report on Form 10K for the year ended December 31, 2008.

The Company entered into an operating lease for office space with a term of 2 years.  At March 31, 2009, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2009	$21,336
2010	32,000
2011	10,664

$64,000

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

                We have used  Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Compensation expense for unvested options granted to non-employees in previous periods is being amortized over the vesting period of the options.

Recently Issued Accounting Pronouncements:

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 specifies that an issuer of such instruments should separately account for the liability and equity components of the instruments in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest costs are recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009, and retrospective application is required for all periods presented.
FSP APB 14-1 is currently not applicable to the Company.

In June 2008, the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF Issue No. 07-5”), which is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in Paragraph 11(a) of SFAS No. 133 for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The guidance shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings.  The adoption of EITF Issue No. 07-05 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method. All prior period earnings per share information must be adjusted retrospectively. The Company adopted FSP EITF 03-6-1 as of January 1, 2009.  The Company did not issue any share-based awards that would qualify as participating securities for the three months ended March 31, 2009.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. SFAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this statement for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the statement for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this statement in each period did not have a material impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the potential impact the adoption of this staff position will have on its financial statements.

Income Taxes:

Income tax expense was $0 for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2009, and there was no accrual for uncertain tax positions as of March 31, 2009.

There is no income tax benefit for the losses for the three months ended March 31, 2009 and for the period from February 11, 2008 (inception) to March 31, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities
Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through March 31, 2009, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. Due to the limited activities of the Company during such period, the Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective with respect to the financial information presented in this Report.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2009, the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

During the quarter ended March 31, 2009, the Company received a subscription for the purchase of 400,000 unregistered restricted shares of common stock at a price of $1.00 per share from one non U.S person. In April 2009, the Company accepted the subscription. The shares will be issued in reliance upon Regulation S promulgated under the Securities Act of 1933 as amended (the “Act”) and/ or other applicable exemptions from the registration provisions of the Act. After the payment of applicable fees, the Company realized net proceeds of $348,000 from such sale and such proceeds were added to the general working capital of the Company.

With respect to the unregistered sales made, the Company relied on Regulation S promulgated under the Act, Section 4(2) of the Act and/or other applicable exemptions under the Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to sophisticated, accredited investors, one of whom was existing security holder of the Company, and each purchaser was provided with all of the current public information available on the Company.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None

Item 6.   Exhibits

Exhibit	Identification of Exhibit
No.
31.1	Rule 13a-14(a) Certification of Alfredo Villa, President and Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Ernest Cimadamore, Secretary and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Alfredo Villa.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Ernest Cimadamore.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moggle Inc.

DATE: May 13, 2009

By:	/s/ Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer