Form 10-Q
period 2009-06-30
Moggle, Inc.
filed 2009-08-14
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 2009 was 36,788,276 shares.

C O N T E N T S

Item 1. Financial Statements

Moggle, Inc.
(A Development Stage Company)

Financial Statements

June 30, 2009

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENT OF STOCKHOLDERS' EQUITY	7

STATEMENTS OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9-15

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$123,603	$128,359

TOTAL CURRENT ASSETS	123,603	128,359

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	1,256	698
	4,326	4,884

OTHER ASSETS
Deposit	2,667	-

TOTAL ASSETS	$130,596	$133,243

STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,871	$-

TOTAL CURRENT LIABILITIES	20,871	-

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
36,788,276 and 35,288,276 shares issued and outstanding
at June 30, 2009 and December 31, 2008	3,679	3,529

Additional paid in capital	1,724,590	1,113,600

Deficit accumulated during the development stage	(1,618,544)	(983,886)

STOCKHOLDERS' EQUITY	109,725	133,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,596	$133,243

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months ended June 30, 2009, for the Three Months Ended June 30, 2009,
For the Period February 11, 2008 (Date of Inception) to June 30, 2008 and
For the Period from February 11, 2008 (Date of Inception) to June 30, 2009
(Unaudited)

		Three Months	Three Months	Six Months	From Inception
	Cumulative	Ended	Ended	Ended	February 11, 2008
	Since	June 30,	June 30,	June 30,	to June 30,
	Inception	2009	2008	2009	2008

SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	99,880	19,777	22,656	40,961	29,919
Consulting (a)	454,504	61,644	23,822	310,910	105,425
Payroll (b)	404,292	-	395,467	-	404,292
Professional fees	279,417	24,671	47,334	88,485	64,000
Research and development	40,699	30,000	5,050	30,000	5,050
Travel	340,582	81,294	11,199	164,743	37,389
Total operating expenses	1,619,374	217,386	505,528	635,099	646,075

OTHER INCOME
Interest income	830	2	-	441	-

NET LOSS	$(1,618,544)	$(217,384)	$(505,528)	$(634,658)	$(646,075)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.02)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		36,788,276	28,357,144	36,404,943	25,165,715

(a)
– includes share-based compensation of $320,241 cumulative, and $11,464  and $23,140 for the three and six months ended June 30, 2009 and $11,322 for the three months ended June 30, 2008 and $85,425 for the period from February 11, 2008 (Date of Inception) to June 30, 2008

(b)
– includes share-based compensation of $404,292 cumulative, and $0  and $0 for the three and six months ended June 30, 2009 and $395,467 for the three months ended June 30, 2008 and $404,292 for the period from February 11, 2008 (Date of Inception) to June 30, 2008

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to June 30, 2009

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	1,000,000	100	39,900	-	40,000
Issuance of shares of common stock	500,000	50	599,950	-	600,000
Stock issuance costs	-	-	(52,000)	-	(52,000)
Fair value of non-employee stock option/warrant grants	-	-	23,140	-	23,140
Net loss	-	-	-	(634,658)	(634,658)

Balance, June 30, 2009 (Unaudited)	36,788,276	$3,679	$1,724,590	$(1,618,544)	$109,725

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2009 and
For the Period February 11, 2008 (Date of Inception) to June 30, 2008 and
For the Period February 11, 2008 (Date of Inception) to June 30, 2009
(UNAUDITED)

		Six Months	From Inception
	Cumulative	Ended	February 11, 2008
	Since	June 30,	June 30,
	Inception	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,618,544)	$(634,658)	$(646,075)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	536,209	23,140	489,718
Fair value of stock issued in exchange for services	200,000	200,000	-
Depreciation	1,256	558	140
Increase in assets
Deposits	(2,667)	(2,667)	-
Increase in liabilities
Accounts payable	20,871	20,871	11,013

Net cash used in operating activities	(862,875)	(392,756)	(145,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	(5,582)

Net cash used in investing activities	(5,582)	-	(5,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	904,060	400,000	504,000
Proceeds from exercise of options	90,000	-	-
Proceeds from exercise of warrants	50,000	40,000	-
Stock issuance costs	(52,000)	(52,000)	-

Net cash provided by financing activities	992,060	388,000	504,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	123,603	(4,756)	353,214

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	128,359	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$123,603	$123,603	$353,214

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Common stock subscribed	$-	$-	$17,500

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Loss Per Share
The Company follows SFAS No. 128, “Earnings Per Share” resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended June 30, 2009 and 2008 and for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with Statement of Position 98-5, Reporting on the Costs of Start-up Activities, start-up costs are expensed as incurred.

Research and  Development Costs
Research and development costs are expensed when incurred.

Recently Issued Pronouncements

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

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

The Company is in the development stage at June 30, 2009.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 - INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2009 and for the three months ended June 30, 2008 and for the period from February 11, 2008 (inception) to June 30, 2008.

As of January 1, 2009, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2009, and there was no accrual for uncertain tax positions as of June 30, 2009.

There is no income tax benefit for the losses for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the three months ended September 30, 2008, the Company sold 2,560 shares, which raised proceeds of $2,560.  The Company filed a registration statement to register 2,560 shares of the Company, which became effective on September 3, 2008.

During the three months ended September 30, 2008, 250,000 warrants were exercised, which raised proceeds of $10,000.

During the three months ended March 31, 2009, 1 million warrants were exercised, which raised proceeds of $40,000.

During the three months ended March 31, 2009, the Company issued 100,000 shares, which were valued at the fair market value of $200,000 for consulting services.

During the three months ended June 30, 2009, the Company sold 400,000 shares, which raised proceeds of $348,000, net of commissions of $52,000.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the six months ended June 30, 2009 and for the period from February 11, 2008 (Date of Inception) through June 30, 2008, the Company expensed $0 and $404,292 relative to employee options granted.  As of June 30, 2009, there was no unrecognized compensation expense related to non-vested market-based share awards.

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

During 2008, the Company entered into an employment agreement with its Manager of Corporate Development whereby, the Director of Corporate Development was issued 2,750,000 options, which were valued at $197,645 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees since December 31, 2008 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(1,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, June 30, 2009	3,250,000	$0.04	$0.04

Exercisable, June 30, 2009	3,250,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, June 30, 2009 (years)	3.9

The Company issued 14,950,002 warrants as part of the units included in the private placements, which expire three years from the date of issuance.

 The Company issued non-statutory stock options to non-employees.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate between 2.5% and 3.7%, and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.  For the six months ended June 30, 2009 and for the period from February 11, 2008 (Date of Inception) to June 30, 2008, the Company expensed $23,140 and $85,425 relative to 8,500,000 non-employee options granted.  As of June  30, 2009, there was $15,002 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through October 2009.

The following table summarizes non-employee stock option/warrant activity of the Company since December 31, 2008:
			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	22,700,002	$0.04 to $.75	$0.04 to $.75

Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, June 30, 2009	22,700,002	$0.04 to $.75	$0.07

Exercisable, June 30, 2009	22,700,002	$0.04 to $.75	$0.07

Weighted Average Remaining Life,
Exercisable, June 30, 2009 (years)	2.4

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – OPERATING LEASES

For the three and six months ended June 30, 2009 total rent expense under leases amounted to $7,051 and $8,485  .  For the three months ended June 30, 2008 and for the period from February 11, 2008 (inception) through June 30, 2008 total rent expense under leases amounted to $0.  At June 30, 2009, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2009	$16,770
2010	33,540
2011	11,180

$61,490

NOTE 7 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $79,351 were incurred and reimbursed during the six months ended June 30, 2009.  Expenses totaling $23,992 were incurred during the period from February 11, 2008 (inception) and June 30, 2008.  All of these expenses were reimbursed by June 30, 2008.

NOTE 8 – SUBSEQUENT EVENTS

On July 30, 2009, the Company's Manager of Corporate Development  exercised 1,000,000 options, which raised proceeds of $40,000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through June 30, 2009, we have primarily concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities. In May 2009 we entered into an agreement with FXLabs Studios Limited ("FXLabs") to commence the development of our Platform. The  first phase of the Platform, the Game Development Layer,  is currently under development.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2009 and 2008

The following discussion analyzes our results of operations for the three months ended June 30, 2009 and 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended June 30, 2009 and 2008

We incurred a net loss of $217,384 for the three months ended June 30, 2009, a decrease of $288,144 from a net loss of $505,528 for the three months ended June 30, 2008 on zero net revenue for both three month periods.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Revenues	$-	$-

General and administrative	19,777	22,656

Consulting	61,644	23,822

Payroll	-	395,467

Professional fees	24,671	47,334

Research and development	30,000	5,050

Travel	81,294	11,199

NET LOSS	$(217,384)	$(505,528)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average
Outstanding Shares	36,721,609	28,357,144

Compensation Expense of Stock Options	$11,464	$11,676

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended June 30, 2009 and 2008.  During such time we devoted our efforts to formalizing our business plan ,raising initial capital to commence our operations and the commencement of the development  of the Platform..

Expenses:    The following amounts represent the most significant components of expenses for the three months ended June 20, 2009 and 2008:

a)  General and Administrative expenses: For the three months ended June 30, 2009 general and administrative expenses were $19,777, a decrease of $2,879 from the three months ended June 30, 2008.

b)  Payroll Expenses: During the three months ended June 30, 2009 the Company incurred no compensation expenses as compared to $395,467 for the three months ended June 30, 2008, a decrease of $395,467.  The decrease resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the three months ended June 30, 2008. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

c) Professional Fees: During the three months ended June 30, 2009, the Company incurred $24,671 of professional fees as compared to $47,334 for the three months ended June 30, 2008, a decrease of $22,663.  The professional fees were for counsel, accounting,  and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company  of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

d) Consulting Expense: For the three months ended June 30, 2009, consulting expenses were $61,644, an increase of $37,822 from the three months ended June 30, 2008.  This increase resulted from various agreements related to the Company financing activities.

e)  Research and Development:  During the three months ended June 30, 2009, the Company incurred $30,000 of research and development expenses as compared to $5,050 for the three months ended June 30, 2008, an increase of $24,950.  The increase was the result of the Company beginning development on its MMOG platform.

f) Travel: For the three months ended June 30, 2009 travel expenses were $81,294, an increase of $70,095 from the three months ended June 30, 2008.  The increase related to expenses associated with corporate development and raising capital for the Company.

Comparison of the Six Month Period Ended June 30, 2009 and the Period from February 11, 2008 (inception) to June 30, 2008

The following discussion analyzes our results of operations for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Six Months Ended June 30, 2009 and for the Period from February 11, 2008 (inception) to June 30, 2008

We incurred a net loss of $634,658 for the six months ended June 30, 2009, a decrease of $11,417 from a net loss of $646,075 for the period from February 11, 2008 (inception) to June 30, 2008 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Six Months	From Inception
	Ended	February 11, 2008
	June 30,	to June 30,
	2009	2008

Revenues	$-	$-

General and administrative	40,961	29,919

Consulting	310,910	105,425

Payroll	-	404,292

Professional fees	88,485	64,000

Research and development	30,000	5,050

Travel	164,743	37,389

NET LOSS	$(634,658)	$(646,075)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)

Basic and Diluted Weighted Average
Outstanding Shares	36,338,276	25,165,715

Compensation Expense of Stock Options

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008.  During such time we devoted our efforts to formalizing our business plan ,raising initial capital to commence our operations and the commencement of the development  of the Platform..

Expenses:    The following amounts represent the most significant components of expenses for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008:

a)  General and Administrative expenses: For the six months ended June 30, 2009 general and administrative expenses were $40,961, an increase of $11,042 from $29,919 for the period from February 11, 2008 (inception) to June 30, 2008.  The increase was primarily the result of increases in filing fees of $8,554, rent of $8,485, and video and logo animation of $4,630 and a decrease in meal and entertainment of $10,990.

b)  Payroll Expenses: During the six months ended June 30, 2009 the Company incurred no compensation expenses as compared to $404,292 for the period from February 11, 2008 to June 30, 2008, a decrease of $404,292.  The decrease resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the three months ended June 30, 2008. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

c) Professional Fees: During the six months ended June 30, 2009, the Company incurred $88,485 of professional fees as compared to $64,000 for the period from February 11, 2008 (inception) to June 30, 2008, an increase of $24,485.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

d) Consulting Expense: For the six months ended June 30, 2009, consulting expenses were $310,910, an increase of $205,485 from the period from February 11, 2008 (inception) through June 30, 2008.  This increase resulted primarily from the issuance of common stock to a consultant at a fair market value of $200,000.

e)  Research and Development:  During the six months ended June 30, 2009, the Company incurred $30,000 of research and development expenses as compared to $5,050 for the period from February 11, 2008 (inception) to June 30, 2008, an increase of $24,945.  The increase was the result of the Company beginning development on its MMOG platform.

f) Travel: For the six months ended June 30, 2009 travel expenses were $164,743, an increase of $127,354 from the period from February 11, 2008 (inception) to June 30, 2008.  The increase related to expenses associated with corporate development and raising capital for the Company.

Liquidity and Capital Resources

We had cash on hand of $123,603 as of June 30, 2009 and $69,327 as of July 31, 2009.   Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through July 31, 2009 we have paid FXLabs an aggregated of $30,000 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement. The Company now intends to primarily rely on the possible  sale of equity to institutional and accredited investors outside of the United States in order to raise the working capital needed to fund its plans as well as the possible exercise of outstanding options and warrants. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by September 30, 2009, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until between 2010 and 2011. Accordingly we do not project that significant revenue will be developed until 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections,  we believe that should we raise a minimum of $10,000,000, of which there can be no assurance,  such proceeds will be sufficient for us to continue our planned operations throughout 2010.

During the remaining months of 2009, our ability to execute on our current plan of operations is dependent on raising proceeds from the sale of equity capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform. We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

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

In the event that we are successful in selling between $5,000,000 but less than ,10,000,000 in equity capital, we will scale back our current hiring plans in 2009 and 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2009 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event, we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

In the event that we are successful in raising $10,0000,000 in capital , we believe that based on our current projections,  such funds should be sufficient for  us to complete the development of the Platform and multiple MMOGs. Accordingly we believe that such proceeds will be sufficient for us to continue our planned operations throughout 2010.

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

The following summarizes our cash flows for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) through June 30, 2008:

Cash flows from Operating Activities:

	Six Months	From Inception
	Ended	February 11, 2008
	June 30,	June 30,
	2009	2008

Net loss	$(634,658)	$(646,075)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	223,140	489,718

Accounts payable	20,871	11,013

Net cash used in operating activities	(392,756)	(145,204)

Cash flows from Financing Activities

Proceeds from issuance of common stock	400,000	504,000

Proceeds from exercise of warrants	40,000	-

Stock issuance costs	(52,000)	-

Net cash provided by financing activities	388,000	504,000

Net increase (decrease) in cash and cash equivalents	$(4,756)	$353,214

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At June 30, 2009 options to purchase 11,250,000 shares of common stock were outstanding under the 2008 plan.

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

For the six months ended June 30, 2009, no options to purchase shares of common stock were granted.  For the period from February 11, 2008 (inception) to June 30, 2008, 14,500,000 options were granted and 14,000,000 options remained outstanding.  The Black Scholes option pricing model was used to calculate the fair value of the options granted. During six months ended June 30, 2009 and for the period from inception through June 30, 2008 the Company recognized compensation expense of $23,140 and $489,718 related to the stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5% to 3.7%
Expected term – 5 years
Expected volatility of stock – 51.8%
Expected dividend yield – 0%.

The following table summarizes the information with respect to options to purchase 11,250,000 shares of Common Stock which are currently outstanding and exercisable under the Company’s equity incentive plan:

Exercise Price	Options Outstanding	Remaining Life

$.04	11,000,000	Four (4) years

$.75	250,000	Four (4) years

Related Party Transactions

From inception through June 30, 2009, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008, Peter Pelullo, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $79,351 and $23,992.  The Company has reimbursed Mr. Pelullo for these expenses.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s manager of corporate development. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the six months ended June 30, 2009, Mr. Pelullo exercised options to purchase 1,000,000 shares for a total of $40,000.  Previously, officers and directors of the Company exercised an aggregate of 0 warrants and 1,750,000 options generating aggregate proceeds of $70,000 for the Company.

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

Additional terms regarding the foregoing agreements with the Company’s officers and directors is set forth in the Executive and Directors Compensation section of the Company’s Annual Report on Form 10K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures that is material to stockholders.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Recently Issued Accounting Pronouncements:

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP FAS 157-4”), which provides additional guidance in accordance with FASB No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In April 2009, the FASB issued FASB Staff Position No. 115-2 (“FSP FAS 115-2”) and FASB Staff Position No. 124-2 (“FSP FAS 124-2”), which amends the other-than-temporary impairment guidance for debt and equity securities. FSP FAS 115-2 and FSP FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this staff position did not have a material effect on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.  However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. SFAS No. 165 was adopted for its interim period ending June 30, 2009. Subsequent events have been evaluated through August 7, 2009, the date the financial statements were issued as further discussed in EITF Topic No. D-86.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have an effect on the Company’s financial reporting.

Income Taxes:

Income tax expense for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2009, and there was no accrual for uncertain tax positions as of June 30, 2009.

There is no income tax benefit for the losses for the six months ended June 30, 2009 and for the period from February 11, 2008 (inception) to June 30, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities
Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through June 30, 2009, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. Due to the limited activities of the Company during such period, the Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). The Company's disclosure controls and procedures were designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management has concluded that the disclosure controls and procedures are effective with respect to the financial information presented in this Report.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2009, the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

During the six months ended June 30, 2009, the Company issued 400,000 unregistered restricted shares of common stock at a price of $1.00 per share from one non U.S person. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 as amended (the “Act”) and/ or other applicable exemptions from the registration provisions of the Act. After the payment of applicable fees, the Company realized net proceeds of $348,000 from such sale and such proceeds were added to the general working capital of the Company.

During the six months ended June 30, 2009, the Company issued 100,000 unregistered restricted shares of common stock for services rendered pursuant to the terms of a written agreement. The Company valued such shares at a fair market value of $200,000.  The written agreement was executed on February 4, 2009 but the shares required to be issued under such agreement were not actually issued until  June 24, 2009, the date that the Company executed and delivered to the Company’s transfer agent  the required authorization to issue such shares. The Company initially believed that such shares would be treated on the Company’s financials as of the date that they were actually issued, June 24, 2009. However after discussions with the Company’s accountants, the Company’s management has determined that the subject shares should have been treated as issued on February 4, 2009. Accordingly the Company is in the process of restating its March 31, 2009 financials and its Form 10Q for the Period Ended March 31, 2009  to give effect to the issuance of such shares as of February 4, 2009. Accordingly the Company intends to file with the Securities and Exchange Commission an amended Form 10Q for the Period Ended March 31, 2009 giving effect to such restatements.

On July 30, 2009 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

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

Moggle Inc.

DATE: August  14, 2009

By:	/s/ Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer