Form 10-Q/A
period 2009-06-30
Moggle, Inc.
filed 2009-09-24
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1 to
FORM 10-Q /A
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

The following table summarizes non-employee stock option/warrant activity of the Company since December 31, 2008 through June 30, 2009:
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

NOTE 8 – SUBSEQUENT EVENTS

On July 30, 2009, the Company's Manager of Corporate Development  exercised 1,000,000 options, which raised proceeds of $40,000.

On August 25, 2009, the Company's Manager of Corporate Development  exercised 1,000,000 warrants, which raised proceeds of $40,000.

On September 1, 2009, the Company's Manager of Corporate Development exercised 500,000 options, which raised proceeds of $20,000.

On September 21, 2009, the Company issued 100,000 shares to an overseas investor which raised proceeds of $100,000.

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

Item 4. Controls and procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through June 30, 2009, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. The Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 (b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report..

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect our  internal controls over financial reporting  during the quarter covered by this Report.. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting  as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these internal controls over financial reporting  are effective as of the end of the period covered by this report..

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

On August 25, 2009 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On September 1, 2009 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On September 21, 2009 the Company issued 100,000 unregistered restricted shares of common stock at a price of $1.00 per share from one non U.S person. The shares were issued in reliance upon Regulation S promulgated under the Securities Act of 1933 as amended (the “Act”) and/ or other applicable exemptions from the registration provisions of the Act. After the payment of applicable fees, the Company realized net proceeds of $87,000 from such sale and such proceeds were added to the general working capital of the Company.

With respect to the unregistered sales made, the Company relied on Regulation S promulgated under the Act, Section 4(2) of the Act and/or other applicable exemptions under the Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to sophisticated, accredited investors, one of whom was existing security holder of the Company, and each purchaser was provided with all of the current public information available on the Company. Appropriate legends were placed on certificates for such shares  prohibiting the sale or distribution  of  such securities  without registration under the Securities Act or an applicable exemption therefrom.

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

DATE: September 22 , 2009

By:	/s/ Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer