Form 10-Q
period 2009-09-30
Moggle, Inc.
filed 2009-11-16
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐     No ☒

The number of shares of the registrant's Common Stock, no par value, outstanding as of September  30, 2009 was 39,388,276 shares.

C O N T E N T S

Item 1. Financial Statements

Moggle, Inc.
(A Development Stage Company)

Financial Statements

September 30, 2009

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENT OF STOCKHOLDERS' EQUITY	7

STATEMENTS OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9-17

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,900	$128,359
Other receivable	42,768	-

TOTAL CURRENT ASSETS	110,668	128,359

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	1,535	698
	4,047	4,884

OTHER ASSETS
Deposit	2,667	-

TOTAL ASSETS	$117,382	$133,243

STOCKHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,832	$-

TOTAL CURRENT LIABILITIES	28,832	-

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at September 30, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
39,388,276 and 35,288,276 shares issued and outstanding
at September 30, 2009 and December 31, 2008	3,939	3,529

Additional paid in capital	1,926,069	1,113,600

Deficit accumulated during the development stage	(1,841,458)	(983,886)

STOCKHOLDERS' EQUITY	88,550	133,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,382	$133,243

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the Three and Nine Months ended September 30, 2009, for the Three Months Ended September 2008,
For the Period February 11, 2008 (Date of Inception) to September 30, 2008 and
For the Period from February 11, 2008 (Date of Inception) to September 30, 2009
(Unaudited)

		Three Months	Three Months	Nine Months	From Inception
	Cumulative	Ended	Ended	Ended	February 11, 2008
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2009	2008	2009	2008

SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	133,254	33,374	13,315	74,335	43,234
Consulting (a)	502,513	48,009	21,433	358,919	126,858
Payroll (b)	404,292	-	-	-	404,292
Professional fees	308,171	28,754	57,783	117,239	121,783
Research and development	102,723	62,024	5,649	92,024	10,699
Travel	391,336	50,754	82,351	215,497	119,740
Total operating expenses	1,842,289	222,915	180,531	858,014	826,606

OTHER INCOME
Interest income	831	1	-	442	-

NET LOSS	$(1,841,458)	$(222,914)	$(180,531)	$(857,572)	$(826,606)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		38,188,276	33,619,476	36,999,387	27,620,943

(a)
– includes share-based compensation of $335,334 cumulative, and $14,739  and $237,879 for the three and nine months ended September 30, 2009 and $11,676 for the three months ended September 30, 2008 and $97,101 for the period from February 11, 2008 (Date of Inception) to September 30, 2008

(b)
– includes share-based compensation of $404,292 cumulative, and $0  and $0 for the three and nine months ended September 30, 2009 and $0 for the three months ended September 30, 2008 and $404,292 for the period from February 11, 2008 (Date of Inception) to September 30, 2008

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to September 30, 2009

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	1,000,000	100	39,900	-	40,000
Exercise of options	2,500,000	250	99,750		100,000
Issuance of shares of common stock	600,000	60	699,940	-	700,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of non-employee stock option/warrant grants	-	-	37,879	-	37,879
Net loss	-	-	-	(857,572)	(857,572)

Balance, September 30, 2009 (Unaudited)	39,388,276	$3,939	$1,926,069	$(1,841,458)	$88,550

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended September 30, 2009 and
For the Period February 11, 2008 (Date of Inception) to September 30, 2008 and
For the Period February 11, 2008 (Date of Inception) to September 30, 2009
(UNAUDITED)

		Nine Months	From Inception
	Cumulative	Ended	February 11, 2008
	Since	September 30,	September 30,
	Inception	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,841,458)	$(857,572)	$(826,606)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	550,948	37,879	501,393
Fair value of stock issued in exchange for services	200,000	200,000	-
Depreciation	1,535	837	419
Increase in assets
Other receivable	(42,768)	(42,768)
Deposits	(2,667)	(2,667)	-
Increase in liabilities
Accounts payable	28,832	28,832	-

Net cash used in operating activities	(1,105,578)	(635,459)	(324,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	(5,582)

Net cash used in investing activities	(5,582)	-	(5,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,004,060	500,000	504,060
Proceeds from exercise of options	190,000	100,000	90,000
Proceeds from exercise of warrants	50,000	40,000	10,000
Stock issuance costs	(65,000)	(65,000)	-

Net cash provided by financing activities	1,179,060	575,000	604,060

NET INCREASE IN CASH AND
CASH EQUIVALENTS	67,900	(60,459)	273,684

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	128,359	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,900	$67,900	$273,684

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915-205-45.

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

Comprehensive Income
The Company follows FASB ASC 220-10-45 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying value of cash, other receivable and accounts payable approximate fair value, because of their short maturity.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share
The Company follows FASB ASC 260-10-45 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended September 30, 2009 and 2008 and for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720-15-15, start-up costs are expensed as incurred.

Research and  Development Costs
Research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements

FASB ASC 820-10 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this standard relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007; however, it provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted this standard for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities disclosed or recognized at fair value on a recurring basis (at least annually) as of January 1, 2008. The Company adopted the standard for nonfinancial assets and nonfinancial liabilities on January 1, 2009. The adoption of this standard in each period did not have a material impact on its financial statements.

FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This standard was adopted by the Company beginning January 1, 2009 and will change the accounting for business combinations on a prospective basis.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB ASC 810-10 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation and expands disclosures in the consolidated financial statements. This standard is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  This standard is not currently applicable to the Company.

FASB ASC 815-10 is effective January 1, 2009. This standard requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, this standard requires disclosures of the fair values of derivative instruments and associated gains and losses in a tabular formant. This standard is not currently applicable to the Company since the Company does not have derivative instruments or hedging activities.

FASB ASC 350-30 and 275-10 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This standard is not currently applicable to the Company.

FASB ASC 260-10 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any share-based awards that would qualify as participating securities. Therefore, application of this standard is not expected to have an effect on the Company's financial reporting.

FASB ASC 470-20 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The standard includes guidance that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components, with each component being accounted for in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. This standard is currently not applicable to the Company since the Company does not have any convertible debt.

FASB ASC 815-10 and 815-40 are effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The standard addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception for the purpose of determining whether the instrument is classified as an equity instrument or accounted for as a derivative instrument which would be recognized either as an asset or liability and measured at fair value. The standard shall be applied to outstanding instruments as of the beginning of the fiscal year in which this standard is initially applied. Any debt discount that was recognized when the conversion option was initially bifurcated from the convertible debt instrument shall continue to be amortized. The cumulative effect of the change in accounting principles shall be recognized as an adjustment to the opening balance of retained earnings. The Company adopted this standard as of January 1, 2009, and was not required to reclassify any of its warrants as liabilities.

FASB ASC 825-10 requires disclosures about the fair value of financial instruments for interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASC 820-10 provides additional guidance for Fair Value Measurements when the volume and level of activity for the asset or liability has significantly decreased. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FASB ASC 320-10 amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on its financial statements.

FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009 and establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued.

However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending September 30, 2009. Subsequent events have been evaluated through November 16, the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard is not expected to have an effect on the Company’s financial reporting.

As of September 30, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12.  None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company is in the development stage at September 30, 2009.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the three months ended September 30, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of a third party company for €30,000 ($42,768).  This option has been terminated and the third party company has agreed to refund the $42,768.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 - INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2009 and for the three months ended September 30, 2008 and for the period from February 11, 2008 (inception) to September 30, 2008.

As of January 1, 2009, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2009, and there was no accrual for uncertain tax positions as of September 30, 2009.

There is no income tax benefit for the losses for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 5 – COMMON STOCK

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – COMMON STOCK (Continued)

During the three months ended September 30, 2009, 1 million warrants and 1.5 million options were exercised, which raised proceeds of $100,000.  In addition, the Company sold 100,000 shares, which raised proceeds of $87,000, net of commissions of $13,000.

NOTE 6 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2009, 9,875,000 options have been issued and are unexercised, and 10,375,000 options that are available to be issued under the Plan.  Of the 9,875,000 options that have been issued and are unexercised, 1,750,000 options were granted to employees and 8,125,000 options were granted to non employees.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the nine months ended September 30, 2009 and for the period from February 11, 2008 (Date of Inception) through June 30, 2008, the Company expensed $0 and $404,292 relative to employee options granted.  As of September 30, 2009, there was no unrecognized compensation expense related to non-vested market-based share awards.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

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

A summary of incentive stock option transactions for employees since December 31, 2008 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,500,000)	0.04	0.04
Expired	-	-	-

Outstanding, September 30, 2009	1,750,000	$0.04	$0.04

Exercisable, September 30, 2009	1,750,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, September 30, 2009 (years)	3.6

The Company issued 14,950,002 warrants as part of the units included in the private placements, which expire three years from the date of issuance.

The Company issued non-statutory stock options to non-employees.  The Company in 2008 used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate between 2.5% and 3.7%, and expected option life of 5 years.  The options expire five years from the date of issuance.

On August 18, 2009, 100,000 options were issued to a consultant, which were valued at $30,689.  Another consultant also received 25,000 options on August 18, 2009, which were valued at $7,672.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 58.3%, risk free interest rate of 2.4% and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.

For the nine months ended September 30, 2009 and for the period from February 11, 2008 (Date of Inception) to September 30, 2008, the Company expensed $37,879 and $97,101 relative to 8,625,000 non-employee options granted.  As of September 30, 2009, there was $38,624 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through December 31, 2010.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant activity of the Company since December 31, 2008:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2008	22,700,002	$0.04 to $.75	$0.04 to $.75

Granted	125,000	$2.30	$2.30
Exercised	(1,000,000)	$0.04	$0.04
Expired	-	-	-

Outstanding, September 30, 2009	21,825,002	$0.04 to $2.30	$0.08

Exercisable, September 30, 2009	21,825,002	$0.04 to $2.30	$0.08

Weighted Average Remaining Life,
Exercisable, September 30, 2009 (years)	2.2

NOTE 7 – OPERATING LEASES

For the three and nine months ended September 30, 2009 total rent expense under leases amounted to $8,748 and $17,233.  For the three months ended September 30, 2008 and for the period from February 11, 2008 (inception) through September 30, 2008 total rent expense under leases amounted to $0.  At September 30, 2009, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2009	$8,385
2010	33,540
2011	11,180

$53,105

NOTE 8 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $105,313 were incurred and $100,313 was reimbursed during the nine months ended September 30, 2009.  Expenses totaling $60,427 were incurred and reimbursed during the period from February 11, 2008 (inception) through September 30, 2008.

NOTE 9 – SUBSEQUENT EVENTS

On October 9, 2009, the Company was listed on the First Quotation Board of the Frankfurt Stock Exchange.  As a result the Company was required to issue 1,080,427 shares of common stock under a consulting agreement.  These shares were valued at the fair market value of $1,080,427.

On October 22, 2009, an investor exercised 1,000,000 options which raised proceeds of $40,000.

On October 21, 2009, the Company sold 100,000 shares to an investor, which raised proceeds of $100,000.

The Company has evaluated subsequent events through November 16, 2009, which is the date the financial statements were issued.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through September 30, 2009, we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities. In May 2009 we entered into an agreement with FX Labs to commence the development of our Platform. We are currently developing, in conjunction with FX Labs, the  first phase of the Platform, the Game Development Layer.

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2009 and 2008

The following discussion analyzes our results of operations for the three months ended September 30, 2009 and 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended September 30, 2009 and 2008

We incurred a net loss of $222,914 for the three months ended September 30, 2009, an increase of $42,383 from a net loss of $180,531 for the three months ended September 30, 2008 on zero net revenue for both three month periods.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Revenues	$-	$-

General and administrative	33,374	13,315

Consulting	48,009	21,433

Payroll	-	-

Professional fees	28,754	57,783

Research and development	62,024	5,649

Travel	50,754	82,351

Interest income	(1)	-

NET LOSS	$222,914	$180,531

Basic and Diluted Net Loss Per Share	$(0.01)	$0.01

Basic and Diluted Weighted Average
Outstanding Shares	38,188,276	33,619,476

Share Based Compensation	$14,739	$11,676

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended September 30, 2009 and 2008.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations and the commencement of the development  of the Platform..

Expenses:    The following amounts represent the most significant components of expenses for the three months ended September 30, 2009 and 2008:

a)  General and Administrative expenses: For the three months ended September 30, 2009 general and administrative expenses were $33,374, an increase of $20,059 from $13,315 for the three months ended September 30, 2008.  The increase resulted from office expenses incurred in establishing the new office increased by approximately $16,000, video and logo animation expenses increased by approximately $2,000 and filing fees increased by approximately $2,000.

b) Consulting Expense: For the three months ended September 30, 2009, consulting expenses were $48,009, an increase of $26,576 from $21,433 for the three months ended September 30, 2008.  This increase resulted from various agreements related to the Company financing activities.

c) Professional Fees: During the three months ended September 30, 2009, the Company incurred $28,754 of professional fees as compared to $57,783 for the three months ended September 30, 2008, a decrease of $29,029.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities.

d)  Research and Development:  During the three months ended September 30, 2009, the Company incurred $62,024 of research and development expenses as compared to $5,649 for the three months ended September 30, 2008, an increase of $56,375.  The increase was the result of the Company continuing development on its MMOG platform.

e) Travel: For the three months ended September 30, 2009 travel expenses were $50,754, a decrease of $31,597 from $82,351 for the three months ended September 30, 2008.  The decrease related to the Company’s conservation of cash efforts.

Comparison of the Nine Month Period Ended September 30, 2009 and the Period from February 11, 2008 (inception) to September 30, 2008

The following discussion analyzes our results of operations for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2009 and for the Period from February 11, 2008 (inception) to September 30, 2008

We incurred a net loss of $857,572 for the nine months ended September 30, 2009, an increase of $30,966 from a net loss of $826,606 for the period from February 11, 2008 (inception) to September 30, 2008 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Nine Months	From Inception
	Ended	February 11, 2008
	September 30,	September 30,
	2009	2008

Revenues	$-	$-

General and administrative	74,335	43,234

Consulting	358,919	126,858

Payroll	-	404,292

Professional fees	117,239	121,783

Research and development	92,024	10,699

Travel	215,497	119,740

Interest income	(442)	-

NET LOSS	$857,572	$826,606

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.03)

Basic and Diluted Weighted Average
Outstanding Shares	36,999,387	27,620,943

Share Based Compensation	$237,879	$501,393

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008:

a)  General and Administrative expenses: For the nine months ended September 30, 2009 general and administrative expenses were $74,335, an increase of $31,101 from $43,234 for the period from February 11, 2008 (inception) to September 30, 2008.

b) Consulting Expense: For the nine months ended September 30, 2009, consulting expenses were $358,919, an increase of $232,061 from $126,858 for the period from February 11, 2008 (inception) through September 30, 2008.  This increase resulted primarily from the issuance of common stock to a consultant at a fair market value of $200,000 and various agreements related to the Company financing activities.

c)  Payroll Expenses: During the nine months ended September 30, 2009 the Company incurred no compensation expenses as compared to $404,292 for the period from February 11, 2008 (inception) through September 30, 2008, a decrease of $404,292.  The decrease resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the period from February 11, 2008 (inception) through September 30, 2008. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d) Professional Fees: During the nine months ended September 30, 2009, the Company incurred $117,239 of professional fees as compared to $121,783 for the period from February 11, 2008 (inception) through September 30, 2008, a decrease of $4,544.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities.

e)  Research and Development:  During the nine months ended September 30, 2009, the Company incurred $92,024 of research and development expenses as compared to $10,699 for the period from February 11, 2008 (inception) through September 30, 2008, an increase of $81,325.  The increase was the result of the Company beginning development on its MMOG platform.

f) Travel: For the nine months ended September 30, 2009 travel expenses were $215,497, an increase of $95,757 from $119,740 for the period from February 11, 2008 (inception) through September 30, 2008.  The increase related to expenses associated with corporate development and raising capital for the Company.

Liquidity and Capital Resources

We had cash on hand of $67,900 as of September 30, 2009 and $35,726 as of November 16, 2009.  Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through October 31, 2009 we have paid FXLabs an aggregated of $92,024 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to a Registration Statement, which was originally filed  with the Securities and Exchange Commission (the "Commission") in July 2008, to raise the required working capital ( the "2008 Registration Statement"). However the Company raised only $2,560 under the 2008 Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the 2008 Registration Statement. In August 2009 the Company filed a new Registration Statement with the Commision with respect to the public sale of an additional 12,000,000 shares of its Common Stock at a price of $1.00 per shares (the "2009 Registration Statement") , The 2009 Registration Statement was declared effective on October  8, 2009. The Company now intends to primarily rely on the sale of Shares under the 2009 Registration Statement  in order to fund its plans and, if unsuccessful in selling all of the Shares, on the possible  sale of equity to institutional and accredited investors outside of the United States, the possible exercise of outstanding options and warrants, through debt financing  and/or through a future public and/or private offerings of our securities. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implement a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry. As of November 16, 2009 the Company has generated gross proceeds of $100,000 from the sale of 100,000 common shares under the 2009 Registration Statement,

Even if we are successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by December 31, 2009, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until between 2010 and 2011. Accordingly we do not project that significant revenue will be developed until 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections, we believe that should we raise a minimum of $10,000,000, of which there can be no assurance, such proceeds will be sufficient for us to continue our planned operations throughout 2010.

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

In the event that we are successful in selling $5,000,000 but less than $10,000,000 in equity capital, we will scale back our current hiring plans in 2009 and 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2009 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event, we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

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

The following summarizes our cash flows for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) through September 30, 2008:

Cash flows from Operating Activities:

	Nine Months	From Inception
	Ended	February 11, 2008
	September 30,	September 30,
	2009	2008

Net loss	$(857,572)	$(826,606)

Cash flows from Operating Activities

Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	237,879	501,393

Depreciation	837	419

Other receivable	(42,768)	-

Deposits	(2,667)	-

Accounts payable	28,832	-

Net cash used in operating activities	(635,459)	(324,794)

Cash flows from Investing Activities

Purchase of Equipment	-	(5,582)

Net cash used in investing activities	-	(5,582)

Cash flows from Financing Activities

Proceeds from issuance of common stock	500,000	504,060

Proceeds from exercise of options	100,000	90,000

Proceeds from exercise of warrants	40,000	10,000

Stock issuance costs	(65,000)	-

Net cash provided by financing activities	575,000	604,060

Net increase (decrease) in cash and cash equivalents	$(60,459)	$273,684

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At September 30, 2009 options to purchase 10,375,000 shares of common stock were outstanding under the 2008 plan.

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

For the nine months ended September 30, 2009, options to purchase 125,000 shares of the Company’s common stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. For the nine months ended September 30, 2009, the Company recognized $3,487 of compensation expense relative to the options issued during the year and $34,392 for previously issued options for a total of $37,879 for the nine months ended September 30, 2009.  During the period from inception through September 30, 2008 the Company recognized compensation expense of $501,393 related to the stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.4% to 3.7%
Expected term – 5 years
Expected volatility of stock – 51.8 to 58.3%
Expected dividend yield – 0%.

The following table summarizes the information with respect to options to purchase 12,250,000 shares of Common Stock which are currently outstanding and exercisable under the Company’s equity incentive plan:

Exercise	Options	Remaining
Price	Outstanding	Life

$0.04	9,500,000	Five (5) years

$0.75	250,000	Five (5) years

$2.30	125,000	Five (5) years

Related Party Transactions

From inception through September 30, 2009, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  For the nine months ended September 30, 2009 these expenses totaled $105,313, of which $100,313 was reimbursed.  For the period from February 11, 2008 (inception) to September 30, 2008, these expenses totaled $60,247 and all of the expenses were reimbursed.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s .manager of corporate development. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the nine months ended September 30, 2009, the manager of corporate development exercised 2.5 million options and 1 million warrants to purchase 3,500,000 shares for a total of $140,000.  Previously, officers and directors of the Company exercised an aggregate of 250,000 warrants and 2,250,000 options generating proceeds of $100,000 for the Company.

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

The Company has also entered into a number of consulting agreements pursuant to which the Company has issued an aggregate of 14,625,000 options. Under such consulting agreements the Company is not obligated to make any monetary payments, other than for reimbursement of expenses, to such consultants. One of such agreements is with Jo Webber the Chairman of the Board of Directors of the Company.

Additional terms regarding the foregoing agreements with the Company’s officers and directors is set forth in the Executive and Directors Compensation section of the Company’s Annual Report on Form 10K for the period from February 11, 2008 (inception) to December 31, 2008.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Financial Statements.

Income Taxes:

Income tax expense for the six months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2009, and there was no accrual for uncertain tax positions as of September 30, 2009.

There is no income tax benefit for the losses for the nine months ended September 30, 2009 and for the period from February 11, 2008 (inception) to September 30, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through September 30, 2009, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. The Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 (b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this report..

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect our  internal controls over financial reporting  during the quarter covered by this Report.

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

On August 25, 2009 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued options. The Company received an aggregate of $40,000 in proceeds from such option exercise, which proceeds were utilized by the Company for working capital purposes.

On September 1, 2009 the Company issued 500,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued options. The Company received an aggregate of $20,000 in proceeds from such  option exercise, which proceeds were utilized by the Company for working capital purposes.

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

On October 9, 2009 the Company issued 1,080,427 unregistered restricted shares of common stock to a foreign consultant in exchange for services rendered by such consultant pursuant to an agreement entered into during the three months ended September 30, 2009 . The shares. were valued at the fair market value of  $1,080,427.

On October 22, 2009 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued options. The Company received an aggregate of $40,000 in proceeds from such  option exercise, which proceeds were utilized by the Company

With respect to the unregistered sales made, the Company relied on Regulation S promulgated under the Act, Section 4(2) of the Act, Section 4(2) of the Act and/or other applicable exemptions under the Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to sophisticated, accredited investors, one of whom was existing security holder of the Company, and each purchaser was provided with access to all of the current public information available on the Company. Appropriate legends were placed on certificates for such shares  prohibiting the sale or distribution  of  such securities  without registration under the Securities Act or an applicable exemption therefrom.

On October 21, 1009 the Company issued 100,000 free trading shares of its common stock to one foreign entity pursuant to a subscription agreement under the Company's  2009 Registration Statement. The Company generated  net proceeds of $100,000 from the sale of such shares which were utilized by the Company for working capital purposes. No commissions or finders fees were paid in connection with the sale of such shares The 2009 Registration Statement (Registration No.  333- 161457)  was declared effective on October 8, 2009 and registered for sale 12,000,000 shares of the Company's common stock.  The offering of shares under the 2009 Registration Statement commenced  during the week of October 12, 2009. No underwriter was retained by the Company in connection with sales under the 2009 Registration Statement.. The offering of shares under the 2009 Registration Statement is continuing. The Company estimated that total expenses, in addition to the payment of up to 13% commissions or finders' fees on the sale of shares, of $85,000 will be incurred in connection with the 2009 Registration Statement, including legal fees , accounting fees , printing costs, registration fees, filing fees and miscellaneous expenses.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.

On October 9, 2009, the Company was listed on the First Quotation Board of the Frankfurt Stock Exchange.

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

Moggle, Inc.

DATE: November 16 , 2009

By:	/s/ Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer