Form 10-K
period 2009-12-31
Moggle, Inc.
filed 2010-03-31
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $ 0  as  of  June 30, 2009 based on the closing price and the average bid and asked prices of the common stock of the registrant on that date as reported by the OTC Bulletin Board.

     We had 46,711,561 shares of common stock outstanding as of the close of business on March 30, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MOGGLE INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2009

Unless otherwise noted, the terms “we,” “us,” “our” refer to the combined and ongoing business operations of Moggle, inc.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10K for the Year Ended December 31, 2009 (this "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995 for these forward looking statements. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements. We have tried, wherever possible, to identify forward-looking statements by terminology such as “may,” “will,” “could,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and other comparable terminology.

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

PART I

ITEM 1. BUSINESS

Overview

We were incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc. On April 4, 2008 we amended our certificate of incorporation and changed our name to Moggle, Inc. Our principle offices are currently located at 111 Presidential Boulevard, Suite 212, Bala Cynwyd, Pennsylvania 19004. We occupy this office, which is leased by an affiliate of one of our executive officers directors, on a rent free basis. Our current telephone number is (215) 463-4099. We have established a web site to help introduce our Platform to the online gaming world (www.playmoggle.com). Readers  are strongly cautioned that any information appearing on our web site should not be deemed to be a part of this Report, and should not be utilized in making a decision to buy our securities.

We are a start up venture  and have not generated any revenues  as of the date of this Report. We intend to develop an online game platform which will allow internet users to play massive multiplayer online games (“MMOG(s)”) through their web browser without the need to download any software (the “Platform”). We intend to develop multiple MMOGs for use on our Platform. Our Platform will be designed to allow MMOG players to link into major online social networks such as FacebookTM and MySpace TM and engage in MMOG play with their friends and colleagues. Our Platform will also seek to allow game developers and other interested parties to develop web based MMOGs directly by licensing our Platform tools or by retaining our services.  We are attempting to develop and incorporate technology into the Platform which we believe will be desirable to movie studios, book publishers and other media creators which will allow for the rapid transformation of existing media into MMOGs. The Platform will also seek to support integration with in game advertising content providers and other mainstream in game ad content providers and provide advertising management and tracking capabilities. We expect that it will take between one and a half and three years to fully develop the Platform provided that we have succeeded in raising approximately $10,000,000 in capital. However as a result of the many risks which we outlined in this Report included in the ”Risk Factors” section and elsewhere ,  there is no assurance that we will be able to raise all or any part of such capital, Furthermore even if we are successful in raising funds, there is no assurance that  we will be able to develop the Platform according to our business plan, and if ,developed generate revenues sufficient to sustain our business.

Industry Background

We consider our proposed business to be part of the overall entertainment industry. At the most fundamental level, Moggle's products will compete generally with other forms of entertainment, such as motion pictures, television and music, for the leisure time and discretionary spending of consumers. The specific industry which our products will compete in is the video game industry. Our management believes that video games have increasingly become a mainstream entertainment choice for both children and adults. We believe that new generations of console game systems, improved graphics and expanded artificial intelligence capabilities of new game consoles have significantly enhanced game play and enabled rapid significant industry growth.

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

Video games are played by a large majority of the general American  population . DFC Intelligence (“DFC”) estimates that over 120,000,000 people play video or computer games in the United States alone.  Despite general  conceptions that game players are generally children and teens, the Entertainment  Software   Association  (“ESA”)  found that user demographics, which directly apply to our video game industry, show that:

*	Sixty-seven percent of American households play computer and video games.
*	The average game PLAYER is 35 years old and has been playing games for 12 years.
*	Thirty-five percent of American parents say they play computer and video games.
*	Eighty percent of gamer parents say they play video games with their kids.

Due to overall increases in broadband availability on a global basis, together with better networking technology and multimedia encoding techniques, it is becoming increasingly feasible to provide the same if not better quality game entertainment through the Internet than was previously delivered only through more conventional distribution mediums such as TV game consoles. With the millennial generation growing up with the internet and online connectivity as expectations for communication and entertainment, the Company believes that the online segment of the video game industry will grow significantly. According to DFC in a June 2006 report entitled “Online Game Market”, worldwide online game revenue is expected to increase from $3.4 billion in 2005 to $13.1 billion in 2011. While PWC forecasts that online game revenue will reach at least $11.8 billion by 2011. DFC estimates that the number of worldwide online game players will reach 364,000,000 people by 2011. Clearly the projections for growth in the online game market are substantial.

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

The development of MMOG’s has occurred over the last thirty years - although the timeline is subjective – based on what is considered ‘Massively Multiplayer’. In the 1980’s  a handful of games were available generating user bases in the hundreds. In the 1990’s the number of online players increased in the US with EverQuest in 1999 achieving 550,000 users as the first 3D MMOG. South Korea has traditionally had a much higher availability of broadband than most other countries. This has also lead to the establishment of online game rooms in South Korea which continue to be popular today. In 1998, Lineage was made specifically for the South Korean game rooms and attained a maximum of 30 million subscribers. Toontown was the first MMOG developed specifically for children and it reached 110,000 subscribers in 2006. In 2004 World of Warcraft (“WoW”), a 3D RPG was released. WoW has over 10 million subscribers with revenues estimated to be in the $700 - $800 million a year range. WoW is expected to be the world’s first billion dollar game.

We  believe  MMOG games  will  continue  to  experience  significant  growth  for the following reasons:

*	The convergence of technologies involving MMOG’s social networking and virtual worlds combined with increased broadband capacity and speed will increase market demand.

*	The games offer regular content updates with changing story lines through downloads and flexible architecture, keeping the game dynamic and fresh for players.

*	The games extend the realism of game play, by offering cutting edge technology, which makes the player feel they are actually part of the environment.

*	Improved graphics and expanded artificial intelligence capabilities of MMOG will stimulate interest.

*	The games create new opportunities to foster competition and mutual aid, by engaging mutual friends or players in a `combat', team or support situation.

*	The games present a compelling new social environment, and an opportunity to meet new friends and share similar mind frames, existence, and survival techniques.

*
The games offer an  attractive  new and recurring  revenue  source for game  companies,  as evidenced by the top  performers  who attain many subscribers  in  their   compelling   games  as well as unique advertising  and product sale opportunities and  (see  “Our Revenue Model” below).

Our plan is to develop our Platform and MMOGs, assuming we have raised sufficient capital, of which there can be no assurance, to allow us to capture market share in this rapidly growing industry by taking advantage of recent technological advances in online software development and the continuing increase of global broadband access.

Our Platform

Rather than focusing on the development of a single MMOG, we intend to create an online Platform which will allow for multiple functions and revenue opportunities in the growing online game marketplace. We intend to  design our Platform so that  game players  can  play state of the art web based MMOGs without the need to download any software , developers can  build  state of the art web based MMOGs and movie studios, book publishers and other media creators can rapidly transform their existing media into MMOGs. We believe this strategy will allow us to take advantage of multiple revenue sources and help ameliorate risk. As of the date of this Report, we have commenced the development of  the first stage of our Platform, the Game Development Layer,  through an agreement with FX Labs. We are actively working with FX Labs to complete the development of this stage. We are in the process of  identifying  desired features and goals  for the remaining stages of the Platform that we will attempt to develop and create with any capital that we may raise. There can be no assurance that even if successfully raise $10,000,000 in capital, we will be successful in reaching all and/or any of our goals for the Platform. Moreover there can be no assurance that even if we develop the Platform in accordance with our plans, that it will achieve market acceptance and generate revenues to sustain our operations.

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

The planned Platform will be comprised of multiple layers including a Game Development Layer, Game Engine Layer, Social Network Layer, Client Layer, Content Management Layer and a 2D-3D Conversion Layer.The Game Development Layer ("GDL") is currently being developed  by the Company in conjunction with FX Labs. FX Labs  provides game development outsourcing services to the Company from FX Lab's production studios in India. Jo Webber, the Company's Chairman of the Board, has an eight year relationship working with FX Labs. The GDL will be designed to allow users to easily and efficiently create and edit all material aspects of  a Virtual World in both  Windows and Macintosh   operating systems. This Game Engine Layer ("GEL") will be developed to allow hardware accelerated state of the art 3D games to be streamed into a web browser window without the need for any software downloads. The GEL will be based on the OpenGL standard. We intend to design the GEL so that it will allow for the development of MMOGs that can be played on multiple platforms including Windows and Macintosh  environments as well as mobile devices. In addition, the unique streaming aspect of the planned GEL will allow games to be developed that are near 'instant play'. When a player first runs a game only minimal data is streamed to their machine. Additional data such as 3D models, terrain and sound will be seamlessly streamed over the Internet as and when required and cached on the user's local machine.  We intend to design the architecture to also support the ability to provide content distribution across multiple servers and geographies thus allowing developers to use other specialized content delivery technologies for their games.

We believe that the GDL and GEL will be well suited for the development of MMOGs and Virtual Worlds. Data can be incrementally downloaded as the player explores the world around them. Multiple world environments will be supported and each world can be seamlessly spanned across multiple servers allowing all players to share the same world if desired.  The 2D-3D Conversion Layer, along with the  GDL and GEL, will be designed  to incorporate planned proprietary technology which we believe will shorten the development time of online games from the typical industry time of 12 to 36 months  to less than six months. We believe that this technology will  provide a framework to allow Moggle and its licensees the ability to rapidly create and distribute games based on existing media sources such as  movies, photos,  books, TV shows and other sources.  This technology will be designed to allow for the transformation of  existing  2D media characters into 3D MMOG game ready characters almost instantaneously. We believe that this will allow publishers, movie studios, and other media producers to rapidly create promotional and revenue-based games in a reduced time frame and at a reduced cost. We also intend for the Platform  to support  integration with mapping APIs from providers like Google Map API, Yahoo Maps, Microsoft Maps and others. This integration will make it possible for games to use location mapping, real time traffic analysis, street level views and other value added mapping services available. We believe that this will greatly enhance the user experience for racing games.

The Platform will also contain a Social Network Layer ("SNL"). The SNL will consist of API’s that will be compliant with the Open SocialTM and FacebookTM standards. These API’s will provide game developers the ability to allow users on social networking sites to play their games without leaving the respective sites. Specifically the API’s will support user authentication, friend discovery, network and group discovery and profile management. Other uses of this API will be to connect to any other application that is compliant with the Open Social and FacebookTM standards. We also intend to allow for detailed personalization of characters in a more expansive way than  presently provided by many  MMOG games today. We believe that this will be a exciting feature that has the potential to connect the user more directly to a game. We intend to incorporate into the Platform   technology to directly create characters from social network profiles and photographic images, allowing a much stronger personalization of the game by individuals, families, sports teams, schools and other social groups.

The Content Management Layer  ("CML") will be used to allow third party content providers to provide dynamic content to games developed using the Platform such as  in game advertisements, media such as movie trailers, online advertisements and other web content. The CML will also be designed to support integration with in game advertising content providers such as IGA, Massive Incorporated, Game Creative, Jogo Media and other mainstream in game ad content providers. API level integration will be made available for the Platform. This will enable game developers to select an in-game provider and be able to place ad content in the game via standard API's. This will support static, dynamic and incidental content.  The CML will also provide an ad management console for ad providers to manage the content that is pushed to the games in real time. Depending on the type of API available from the ad providers, ad metrics will be pushed back to the provider and also be available to the developer. The Client Layer will allow for web based content game management through multiple operating systems utilizing OpenGL and DirectX codes

Presently we intend to develop and create our Platform, and the technology and software needed to meet the features and goals we have set for the Platform,  through  our association with FX Labs and, upon the raising of sufficient capital, an in house development team  consisting of producers, game designers, software engineers, artists, animators, scriptwriters,  musicians and  songwriters,  sound  effects and special  effects experts and game testers. We may also seek to rely on  third party  developers, in addition to FX Labs , artists and other personnel to supplement and support the in-house team that we will hire. We plan to use international software developers to address different technologies, languages and cultures and to provide the broadest based expertise for the online gaming markets. Management shall make the decision as to whether to use in-house or third party development resources based upon the creative and technical challenges of the area of development. We may also seek to evaluate any number of pre-market technologies that would allow Moggle to rapidly develop its main Platform technology and accelerate our time to market .  If we believe such technologies would assist us in achieving our business plan we may acquire and/or license such technologies.

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

The initial MMOGs that we intend to develop will serve as a showcase for the MMOG marketplace to become educated as to the features and benefits of our Platform. One MMOG that we are currently considering creating with the proceeds of this Offering is based on an international famous sport (the “MGame”). This MMOG is in its most earliest stages of creation as only a high level and general concept of what the game may be like has been discussed among the Company’s management. Accordingly there can be no assurance that this game or any game like it will be actually developed by the Company even if we successfully raise $10,000,000. Should the Company’s management believe that a different game concept will be  more suited to showcasing the Platform or for any other reason be more beneficial to the Company, this game concept  may be dropped entirely and another developed in its place.  The current idea for the MGame  is to stage an online tournament type event that will be played over a period of two-three months with various stages. One of the first stages will involve the building of a player's online game entry. The player will have to make choices about various components of the  game entry. During the MGame there will be different kinds of game conditions and certain choices will perform better in certain conditions. There will also be a series of trials and other events to test the entrants  prior to the game. The winners of these trials will receive rewards that can be used to increase the player’s chances of winning the MGame.  Each trial will occur at a certain time online, thus creating an audience.  We will attempt to solicit advertisers for the various trials as well as for the MGame itself.

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

Plan of Operations  and Projected Development Timeline

During the remaining months of the 2010 calendar year, our ability to execute on our current plan of operations is dependent on raising approximately $10,000,000 in capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform . We will not be able to attempt the commercial development of  the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

In the event that we are successful in raising approximately $950,000 in capital, of which there can be no assurance,  we will change  our plan of operations to focus on the development of one or possibly two MMOGs utilizing the GDL, instead of attempting to develop the entire Platform. We  will significantly reduce our hiring plans by seeking to  hire only a small number of key individuals and rely significantly on  outsourced foreign labor. We believe that such capital will allow us to continue operations through  2010 on a reduced basis. We will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in raising approximately $5,000,000 in capital, of which there can be no assurance, we will scale back our current  hiring plans in 2010 but will proceed as planned with the development of the entire  Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2010 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event ,we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

In the event that we are successful in raising approximately $10,000,000 in capital, of which there can be no assurance,  we believe, based on our current projections,  that such funds should be sufficient for us to complete the development of the entire Platform and multiple MMOGs. Accordingly we believe that such proceeds will be sufficient for us to continue our planned operations throughout 2010 and 2011.

The foregoing use of proceeds and project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover  due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications and other reasons set forth in the Risk Factors section of this Report and other factors we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

The following sets forth the Company’s current timeline for the development of its Platform and initial MMOGs assuming that the Company is successful in raising approximately $10,000,000. The Company's inability to raise such funds, or unanticipated problems or issues which the Company experiences in any of its planned activities, could have an adverse effect on the Company’s ability to meet such timeline. Accordingly there is no assurance that we will be successful in meeting such goals.

2010
Platform development work on the following areas:
•	Development of Game Development Layer
•	Analysis and Design of 2D - 3D Technology
•	Enhanced security in social networking layer

2010-2011
Platform  development work continues:
•	Game Engine layer
•	Asset management (2D-3D)
•	Content Management Layer
•	Social Network Layer
•	Client Layer
•	Platform testing occurs
•	Development of tournament style game
•	Marketing of game
•	Release of game
•	Continuation of tournament style game
•	Continuation of social network marketing

2011-2012
•	Marketing of company as a Technology Platform for game and online media development and release
•	Continuation of tournament style games

Our Revenue Model
We have not generated any revenues as of the date of this Report. We do not anticipate that any revenues will be generated by us with unless we are successful in raising capital. Even if we are successful in raising  capital and the meeting of our Platform and MMOG development goals, of which there can be no assurance, we do not project that any significant revenues will be realized until the end of 2010 at the earliest. The following sets forth our time line as to type of revenues which we project and our plans with respect to attaining such revenues.

REVENUE MODEL
2010	2011

Placement and in-game advertising	Placement and in-game advertising
Corporate game and Media Development	Corporate game and Media Development
Subscriptions
Microtransactions

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

Statistics from Neilsen , DFC Intelligence and many others indicate that time spent by under 50’s on the internet is taking away from time they would otherwise spend watching TV. This trend is on the increase and companies that traditionally use TV as an advertising medium are looking to diversify their advertising spend. The few Grand Audience events like the Superbowl and the final of American Idol still attract huge numbers of viewers and as a consequence the price for advertising is very high. We believe that a current problem with MMOG games and other online games with respect to converting TV ad dollars to gaming ad dollars is that there is no concept of an audience – the way an advertiser wants to define it. On World of Warcraft, for example, its impossible to know who’s on when and will they be back at the same time slot tomorrow or next week. Moggle plans to develop its technology and games from the start with the ability to advertise in mind.  Moggle plans to develop games in a manner that will be attractive to mainstream advertisers looking to diversify from TV and move into an online medium where they know their customers will be. Moggle believes that the concept of creating Grand Audience’s will prove very attractive to advertisers The idea of tournaments is to drive an audience together at a set time –more closely aligned to the idea of watching a TV show at a certain time and day, and remembering to be at home in time for the final of American Idol, which 35 Millions Americans did. For example – should the Company develop an MMOG based on a Grand Car Race concept there are many potential advertisers including; Car manufacturers; Toyota, BMW, Aston Martin, Ferrari etc., tire manufacturers, car magazines (subscription opportunities), Oil companies; Exxon, Lukoil, Shell etc., beverage and food companies, sunglasses, oil and lubricants, plus local advertisers in the cities that are driven through, and hotels and restaurants used along the way.

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

Moggle will pay attention to trends in online payments and will also be prepared to use a micropayment model. The concept with micropayments is that instead of signing up for a 12 month commitment to play an MMOG, the player will purchase the game for an upfront fee ( or no fee) and will play without paying for a subscription. Over time the player will be offered the opportunity to buy assets that can enhance their gameplay such as maps and weapons for small amounts ($0.50  for a shield for example).  The player is not obliged to buy the assets but to excel in the game it is assumed that they will.  Possible variations on this model include:

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

We believe that our Platform  will also  provide a framework to allow Moggle and its licensees the ability to rapidly create and distribute games based on existing media sources such as  movies, photos,  books, TV shows and other sources.  We believe that this will allow publishers, movie studios, and other media producers to rapidly create promotional and revenue-based games in a reduced time frame and at a reduced cost. We also believe that this technology will provide the ability to rapidly take successful console or PC games and repurpose them to run online with global access to players. The Platform will also be designed to provide  the ability for individuals or smaller groups to create and deploy games based on their local environments including college teams, schools , workplace and other groups.

SALES AND MARKETING STRATEGY

General Marketing

Moggle’s marketing strategy follows a layered approach based upon timed introduction of our products to the market. We will plan public relations promotional activities for Moggle including coverage in broadcast, print and online media targeting enthusiast, lifestyle and major mainstream outlets.

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

Influencer Targeting and Viral Marketing

We plan to increase our corporate public relations efforts by establishing relationships with leading technology consultants, business reporters, gamers and guild leaders. By attracting guild leaders to Moggle we aim to impress them with our games and in return they potentially can drive large numbers of subscribers to our games by virtue of their influence on other members of their guilds. We recognize the importance of blogging as a reporting outlet and plan to work closely with the blogging community – particularly the technology bloggers to get our tournament competitions to the forefront. We believe the interest that we can drive in Moggle with the release of our early MMOG s in 2010 will position Moggle well, as we plan the major promotion of our platform technology in 2011.

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

Seasonality

The interactive entertainment software market is highly seasonal, with sales typically significantly higher during the third quarter of the calendar year, due primarily to the increased demand for interactive games during the year-end holiday buying season. We plan to launch promotional packs for our games around this timeframe to allow consumers to purchase a pre-paid subscription to one or more of our games. The pack will also include a soft gift such as a T-shirt or game play item.

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

Competition in the MMOG segment is also highly competitive and characterized by frequent product introductions, new business models and new platforms. Our competitors in the MMOG industry vary in size from small companies to very large companies with dominant market shares and substantial financial resources. The barriers to entry in the online games segment are significantly less onerous, due to the lack of the requirement for a specific hardware platform. The game player's personal computer and a high speed internet connection serve as the platform. As the proportion of households with a broadband connection increases, we expect new competitors to enter the market and existing competitors to allocate more resources toward developing online games. As a result, we expect competition in the online games market segment to intensify. In addition, we may face stronger competition from console game companies, such as Sony, Microsoft, Electronic Arts, Nintendo and Sega, many of which have announced their intention to expand their game services and offerings over the Internet. For example, Electronic Arts co-developed and launched “FIFA online,” a sports online game based on its best-selling package sports game franchise “FIFA” series, with Neowiz in 2006 and recently announced its investment in Neowiz and further co-development plan for a series of online games. Many of our competitors have significantly greater financial, marketing and game development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new games, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our game developers to the same degree as certain of our competitors.

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

We will face significant competition for our Platform technology and our attempts to market such technologies to third party game developers and  publishers, movie studios, and other media producers.  Several companies have developed, and are in the process of developing, platforms which  allow third parties to rapidly create MMOG’s and contain other features of our planned Platform such as Icarus Studios LLC, Multiverse Network, Inc., Kaneva LLC.  Unity , Hero Engine and Big World. The Company’s Platform will be in competition with these companies and others. The Company will also compete with companies that develop MMOG's, game engines  and associated systems  for third parties such as SmartFox, Chaos and CryEngine. The Company will also compete with On-Line game distribution hubs and developers such as SGN, Zygna, Shockwave and Playfish. The Company’s Platform will be in competition with these companies and others. In addition portions of the Company’s planned Platform technologies will be in competition with numerous companies that have developed and are developing 3D game engines as well as companies which provide server and back end support for MMOGs. We also will compete with online casual game and game portal companies such as Instant Action and the Social Gaming Network as well as others. Many of our competitors have significantly greater financial, marketing and game development resources than we have.

As the online game industry in many of our proposed markets is relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity or other advantages over the Platform and our  MMOG(s). These products and services may significantly effect the demand for the Platform and our  MMOG(s), assuming it is developed. In addition, any of our current or future competitors may be acquired by and/or receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and game licensing and development resources than we have. Increased competition in the online game industry in our markets could make it difficult for us to attract users for the Platform and our MMOG(s). If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

Intellectual Property

We have not filed for any patent and/or copyright protection for our Platform, MMOGs and/or  planned products. Presently we intend to rely on trade secret protection and/or  confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights  that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Internet Websites

We have secured the rights to the Internet domain name www.playmoggle.com. We do not have the financial resources to fully deploy and market this website at this time. We intend to more fully develop and market a fully functional, e-commerce website upon the raising of capital. Information on our website is not a part of this Report and should not be utilized in making a decision to purchase our securities.

Employees

We have no other employees other than our two executive officers. In addition we have retained certain consultants. In the event we are successful in raising sufficient capital, we intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. In order to develop and create our Platform, and the technology and software needed to meet the features and goal we have set for the Platform,  we will need to hire an in house development team  consisting of producers, game designers, software engineers, artists, animators, scriptwriters,  musicians and  songwriters,  sound  effects and special  effects experts and game testers. We intend to hire these employees upon successfully raising capital, of which there can be no assurance. We may also seek to rely  third party work for hire developers , artists and other personnel to supplement and support the in-house team that we will hire. We plan to use international software developers to address different technologies, languages and cultures and to provide the broadest based expertise for the online gaming markets. Management shall make the decision as to whether to use in-house or third party development resources based upon the creative and technical challenges of the area of development. We may also seek to evaluate any number of pre-market technologies that would allow Moggle to rapidly develop its main Platform technology and accelerate our time to market .  If we believe such technologies would assist us in achieving our business plan we may acquire and/or license such technologies.

As of the date of this Report we have engaged FX labs  to assist us in the development of certain portions of the Platform. Upon the raising of sufficient capital, we may engage additional outside developers to further assist us.

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

We have generated no revenues since our inception, which makes it difficult to evaluate whether we will operate profitably. We were incorporated on February 11, 2008 and we have incurred cumulative net losses of ($3,220,362) since our inception through December 31, 2009. Moreover the Company believes that it will take between one and a half and three years to develop our Platform and MMOG(s) during which time no revenues will be generated. Accordingly the Company will be dependent solely on the raising of capital in order to continue operations for up to thirty six months. As of December 31, 2009 and March 29, 2010 we had cash in the amount of $44,710 and $5,300 respectively. Our future is dependent upon our ability to raise capital through the sale of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing  and/or through a future public offering of our securities. Our ability to raise capital is unknown. We do not have any formal commitments or arrangements for the advancement or loan of funds. For these reasons, our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern. As a result, there is an increased risk that you could lose the entire amount of any investment in the shares of our Company.

Our recent failure to publicly raise capital may be an indication of our inability to secure future financing, which is necessary for us to attempt to consummate our business plan.

In September 2008 we withdrew a prior registration statement which sought to register 12,000,000 shares of our Common Stock on behalf of the Company on a “best efforts” basis (the “Prior Offering”). The Prior Offering sought to raise up to $12,000,000. However the Company raised only $2,560 in the Prior Offering. In September 2009, the Company filed a new registration statement seeking to raise up to an additional $12,000,000. Through the date of this Report we have raised only $100,000 under such new registration statement. The Company’s business plans are dependent on the Company’s ability to raise capital in the new registration statement  or if unsuccessful,  through private placements of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities. The Company estimates that it will require capital of at least an additional approximate $10,000,000 in order to attempt to fully consummate its current business plans. The Company’s existing capital will only allow the Company to operate for a very limited period of time. Our failure to successfully raise substantial capital in the Prior Offering and the fact that we have only raised through the date of this Report a limited amount of capital, may be an indication that we will be unable to raise the capital in this Offering which is needed to attempt to effectuate our business plans. If the Company raises less than $10,000,000 in capital, management will be required to adjust its plans and allocate any capital that is raised in a manner which it believes, in its sole discretion, will be in the best interest of the Company. The Company’s failure to raise sufficient capital in the future may jeopardize the Company’s ability to operate as a going concern. No assurance whatsoever can be given or is made that the Company will be successful in its efforts to raise capital. In the event the Company fails to raise such capital, the  Company will not have adequate funds to conduct its operations. If that happens, any  investment in the Company will be lost.

There is no assurance that even if we successfully raise capital that we will meet our goals.

Even if we successfully raise $10,000,000 in capital, of which there can be no assurance, there can be no assurance that all of our  goals can be achieved. Moreover if less than $10,000,000 is raised, management will be required to adjust its plans and allocate proceeds in a manner which it believes, in its sole discretion, will be in the best interest  of the Company. It is highly likely that if $10,000,000 is not raised by the Company,  there will be a need for additional financing in the future, without which the ability of the Company to operate as a going concern  may be jeopardized. No assurance whatsoever can be given or is made that such additional financing, if and when needed, will be available or that it can be obtained on terms favorable to the Company. Accordingly the Company may not have adequate funds to conduct its operations.  If that happens, any  investment in the Company will be lost.

Our business plans are totally dependent upon  future capital raises

The Company is dependent on raising substantial additional capital as its existing capital will only allow the Company to operate for a very limited period of time. The Company estimates that it  will require capital of approximately $10,000,000  in order to attempt to fully consummate its current business plans. The Company anticipates that it will take, assuming adequate funding is available, between  one and a half and three years to fully develop its Platform. Accordingly the Company will not generate any revenues in the foreseeable future and will be solely dependent on raising capital. There can be no assurance that such capital  will be available when needed, or if available, on attractive terms. The Company’s inability to raise   capital will have a material adverse effect on the Company and may result in the loss of any investment made in the Company's stock

Our absence of operating history and early development stage of our Company possess significant risks to our ability to generate revenue and operate successfully

We have not generated any revenue from the products and services which we intend to develop and, if developed, market. We expect to generate all of our future revenues from the development and marketing of our Platform, MMOGs and game development services. Accordingly, we have no revenue generating operating history upon which an evaluation of the Company, its business plans and our prospects can be based and it is difficult or impossible for the Company to predict future results of operations . Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stages of a new business enterprise, particularly companies in highly competitive markets. Since the Company is among many that have entered the on-line gaming market, it also faces many risks specific to its business including those related to successfully developing the Platform and MMOGs, successfully commercializing the Platform and any MMOG that is developed for use on the Platform, the need to manage existing and expanding operations, the continuing need to raise additional capital, the dependence upon and need to hire key personnel, and the need to increase spending to adequately market and sell the Platform and MMOGs. To address these risks, we must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to upgrade our technologies. We cannot provide any assurances that we will be successful in addressing such risks. The Company's failure to do so could have a material adverse effect on its business, prospects, financial condition and results of operations and result in investors who purchase Shares losing their entire investment.

We are totally dependent on the potential development of the Platform and MMOG(s)

The Company’s entire business plan is dependent on the future development of the Platform and MMOG(s) and, after such development, the marketing and sale of the Platform and MMOG(s). The Platform and the Company’s initial MMOG are in their early conceptual stages and need significant work and funding. We will be totally dependent upon receipt of substantial capital to attempt to execute our business plans. There can be no assurance that even if substantial capital is raised, that the Company will successfully develop the Platform and/or any MMOG(s). Moreover even if the Company successfully develops the Platform, there can be no assurance that the Company will be successful in developing any MMOG(s), and if developed, successful in marketing and selling any such MMOG(s).

Our plans are dependent upon key individuals and the ability to attract qualified personnel  as well as our relationship with outside developers

In order to successfully develop the Platform and MMOG(s), the Company will be dependent upon Jo Webber, Alfredo Villa, and Ernest Cimadamore as well as the services of FXLabs Studio Private Limited ("FX Labs") an  outside game and software development firm which has entered into a professional services agreement with the Company. The loss of any of the foregoing individuals or the termination of the Company's  agreement  with FXLabs could have a material adverse effect upon the Company's business prospects and prohibit the Company from successfully achieving its goals. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, quality content creators, game programmers, creative personnel and technical directors is especially intense because the software and entertainment markets have significantly expanded over the past several years. If we are unable to hire, assimilate and retain such qualified personnel in the future, such inability would have a material adverse effect on our business, operating results and financial condition. The Company may also depend on  third party contractors and other partners, in addition to FXLabs,  to develop the Company's Platform, MMOGs and game development services as well as any future enhancements thereto, if initially developed. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors will have a material adverse effect on the Company and its ability to consummate its business plans.

If the Platform and/or MMOG(s) fail to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate

In the event that the Company is successful in raising the capital necessary to successfully complete the development of the Platform and MMOG(s), our ultimate success will depend on generating revenues from the Platform MMOG(s) and our game development services. The market for on-line game products is subject to continually changing consumer and industry preferences and the frequent introduction of new products. As a result, the Platform and MMOG(s) even if developed may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing the Platform and MMOG(s), which may adversely affect our ability to continue our operations.

We have projected that the development cycle for the Platform and our first MMOG will be between one and a half and three years, assuming that we raise sufficient capital. In addition, the creative process inherent in on-line game development makes the length of the development cycle difficult to predict, especially in connection with new technologies and development tools. As a result, it may take in excess of three years to develop the Platform and MMOG(s). If any unanticipated delay effects the release of the Platform and MMOG(s), we may not achieve anticipated revenues and may not have the capital necessary to continue operations.

We currently depend on and may continue to be dependent on third parties to complete the development of the Platform and MMOG(s), and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the Platform and MMOG(s) and our ability to continue our operations.

We currently depend on our agreement with FXLabs to develop the initial stages of our Platform. Even if we are successful in raising capital we  may continue to need to rely on FXlabs and other third parties to complete the development of portions of the Platform and MMOG(s). The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate. Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays in finalizing the Platform and MMOG(s). In addition aspects of the Platform and MMOG(s) may not match our expectations. If this happens we could lose anticipated revenues from the Platform and MMOG(s) and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our Platform and MMOGs until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

Developing a new On-Line Platform and MMOGs involve substantial risks

Developing online platforms and games internally requires substantial development costs, including the costs of employing skilled developers and acquiring or developing game engines and software which enable the creation of products with the latest technological features. Moreover in order to succeed, we may be required to acquire, or license aspects necessary to complete the Platform and MMOG(s) from third parties, of which there can be no assurance. The online game market is highly competitive. Even if the Platform and MMOG(s) are developed, in order to successfully distribute and operate the Platform and MMOG(s), we also need a sizable game management and support staff, continued investment in technology and a substantial marketing budget. If we are not able to develop, launch, market or operate the Platform and MMOG(s) successfully, we may not be able to generate revenues to offset our initial development, acquisition, and/or marketing costs, and our future business, financial condition and results of operations will be materially and adversely affected.

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

Online games and platforms are a new and evolving entertainment concept. The level of demand and market acceptance of online games in general, and of any one online game in particular, such as the MMOG(s) we are developing for use on the Platform are subject to a high degree of uncertainty. As consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will continue to value some or all of the key features which we intend to incorporate into the Platform and MMOG(s) . The failure of the marketplace to deem our features desirable may discourage use of our Platform and MMOG(s) and limit the ability of the Company to generate revenues. Further, entertainment from other sources, including movies, cable TV and IPTV, among others, could erode the growth of the online game industry. A decline in the popularity of online games in general will likely have a materially adverse affect on our business and prospects.

We operate in a highly competitive industry and compete against many large companies

Many companies worldwide are dedicated to developing and/or operating online games. We expect more companies to enter the online game industry and a wider range of online games to be introduced. Our competitors in the MMOG game industry vary in size from small companies to very large companies with dominant market shares and substantial financial resources. In addition several companies have developed, and are in the process of developing, platforms designed to allow third parties to create MMOG’s such as Icarus Studios LLC, Multiverse Network, Inc. , Kaneva LLC, Unity, Hero Engine and Big World. The Company’s Platform will be in competition with these companies and others. The Company will also compete with companies that develop MMOG's, game engines and associated systems  for third parties such as SmartFox, Chaos and CryEngine. The Company will also compete with On-Line game distribution hubs and developers such as SGN, Zygna, Shockwave and Playfish. We also will compete with online casual game and game portal companies such as Instant Action and the Social Gaming Network. In addition, we may face stronger competition from console game companies, such as Sony, Microsoft, Electronic Arts, Nintendo and Sega, many of which have announced their intention to expand their game services and offerings over the Internet. For example, Electronic Arts co-developed and launched “FIFA online,” a sports online game based on its best-selling package sports game franchise “FIFA” series, with Neowiz in 2006 and recently announced its investment in Neowiz and further co-development plan for a series of online games. Many of our competitors have significantly greater financial, marketing and game development resources than we have. As a result, we may not be able to devote adequate resources to develop, acquire or license new games, undertake extensive marketing campaigns, adopt aggressive pricing policies or adequately compensate our game developers to the same degree as certain of our competitors.

As the online game industry in many of our proposed markets is relatively new and rapidly evolving, our current or future competitors may compete more successfully as the industry matures. In particular, any of our competitors may offer products and services that have significant performance, price, creativity and/or other advantages over the Platform and MMOG(s). These products and services may significantly effect the demand for the Platform and MMOG(s), assuming they are developed. In addition, any of our current or future competitors may be acquired by and/or receive investments from or enter into other strategic relationships with larger, longer-established and better-financed companies and therefore obtain significantly greater financial, marketing and game licensing and development resources than we have. Increased competition in the online game industry in our markets could make it difficult for us to attract users for the Platform and MMOG(s). If we are unable to compete effectively in our principal markets, our business, financial condition and results of operations could be materially and adversely affected.

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

Current on-line game providers have experienced situations where users attempt to gain an unfair advantage by modifying their games execution files saved on the users’ computers to facilitate the progression of their game characters. Unauthorized character manipulation may negatively impact the image and users’ perception of the Platform and MMOG(s) and could limit the popularity of the Platform and MMOG(s)

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations and result in the loss of a subscriber's entire investment.

Our Lack of Patent and/or Copyright Protection and any unauthorized use of the Platform and/or the MMOG(s) by third parties, may adversely affect our business

We have not filed for any patent and/or copyright protection for our Platform, MMOGs and/or planned products. Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for patent and copyright protection is appropriate for us. We have no guarantee that, if filed, any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources

We cannot be certain that the Platform and MMOG(s) will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be able to be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, we intend to recruit employees from other online game developers, including certain potential competitors. To the extent these employees will be used in the development of portions of the Platform and MMOG(s) which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information. If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future games, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

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

Legislation is continually being introduced that may affect both the content of the MMOG(s) and its distribution as well as utilization of the Platform. For example, data and consumer protection laws in the United States and Europe impose various restrictions on web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating the content of games transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are continually considering content restrictions on products such as ours, as well as restrictions on distribution of such products. For example, recent legislation has been adopted in several states, and could be proposed at the federal level, that prohibits the sale of certain games (e.g., violent games or those with “M (Mature)” or “AO (Adults Only)” ratings) to minors. Any one or more of these factors could harm our business by limiting the proposed features we plan on incorporating into the Platform and MMOG(s), by limiting the size of the potential market for our products, and by requiring costly additional differentiation in the Platform and MMOG(s) for different territories to address varying regulations.

Potential Breaches of the Company's Network System Could Have Material Adverse Affects On Our Business

A significant aspect to the future success of our business if the Platform and MMOG(s) are developed, will be the Company’s ability to allow players of MMOG(s) to access the Platform and MMOG(s) in a secure and reliable internet environment. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of the Company's network systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the sale and marketability of the Platform and MMOG(s) once it is developed. Anyone who circumvents the Company's security measures could misappropriate its exclusive information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources. In the past, computer viruses, software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into the Company's systems, or those of its customers, which could disrupt operations, or make our Platform and/or MMOG(s) inaccessible to customers. The Company may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. The Company's security measures may be inadequate to prevent security breaches, and business could be seriously impacted if they are not prevented.

Because our Platform, products and services have not yet been created we have no name recognition, which may prevent us from generating revenues, which will reduce the value of your investment.

Because we are a new company with new products and we have not conducted any significant advertising, there is little or no recognition of the Moggle brand name. However, substantially all of the Company’s future revenues are expected to be derived from our Platform, which will offer MMOGs to users and game development opportunities to interested parties. Accordingly, broad acceptance by customers of the Company’s Platform, MMOGs and game development services are critical to the Company’s future success. Further, the Company is depending on its being able to successfully obtain major financial commitments from content creators, webmasters, developers, programmers, Online advertisers, and aggregators to utilize the Company’s Platform, MMOGs and game development services. Because of our lack of name recognition, potential users of our products or joint venture partners may purchase products other than ours that have brand recognition in the market and we may be unable to generate sufficient revenues to meet our expenses or meet our business plan objectives, which will reduce the value of your investment.

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

Our future growth rate depends upon a number of factors, including our ability to identify emerging technological trends in our target end-markets; develop and maintain competitive products; create our Platform and MMOGs with innovative features that differentiate our products from those of our competitors and develop, manufacture and bring products to market quickly and cost-effectively. Our ability to develop the Platform and MMOGs will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the Platform and /or MMOGs on a timely basis or  meet the needs of our customers as fully as competitive offerings. In addition, the markets for our products may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

We will be dependent upon advertising revenue as a significant  source of our revenue.

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

We may incur substantial unanticipated costs related to our Platform and MMOGs

Due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Platform and MMOGs. Therefore, we cannot provide any assurances that the Platform and MMOGs can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available or if available on terms reasonably acceptable to us.

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

Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking. We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand our network infrastructure, either ourself or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand. We may also have to build redundant facilities or systems, produce a formal disaster recovery plan and possibly obtain sufficient business interruption insurance to compensate for losses that may occur. Any interruption to our systems or operations could have a material adverse effect on the Company’s business and our ability to retain users, advertisers and strategic partners. Currently, the Company does not have the above-stated plans in place.

Natural Disasters Can Affect Our Business in a Negative Manner

The Company's operations and services depend on the extent to which its computer equipment and the computer equipment of its third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events.

Despite precautions taken by the Company and its third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, the Company may have no means of replacing these network elements on a timely basis or at all. The Company does not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our customers and, in turn, on our business, financial condition, and results of operations.

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

Acquisition And Investment Strategy May Not Be Successful And Could Adversely Affect Its Business

In the future, the Company may acquire additional products, technologies or businesses, or enter into joint venture arrangements for the purpose of complementing or expanding our business or we may make investments in  new unrelated businesses, products, services or technologies. There can be no assurance that we will be able to identify suitable acquisition or investment candidates. Even if we identify suitable candidates, there can be no assurance that we will be able to make such acquisitions or investments on reasonable commercial terms or successfully assimilate personnel, operations, products, services or technologies into our operations. This could disrupt our ongoing business, distract the management and employees, increase our expenses, including amortization of goodwill, and materially and adversely affect our financial condition and results of operations. Furthermore, the incurrence or issuance of debt or equity securities may be necessary to fund any future acquisitions.

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

The projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct our business in a manner different from that set forth in the assumptions as changing circumstances may require.

The ownership by the Company’s Officers, Directors and Promoters of a large amount of our Common Stock may limit minority shareholders’ ability to influence corporate affairs.

Our officers, directors, promoters and their affiliates currently own an aggregate of 17,214,287 shares of our Common Stock and aggregate warrants and options to purchase an additional 10,085,715 shares of common stock. Assuming that the only options and warrants exercised are by the Company’s officers, directors, promoters and their affiliates, the Company would have outstanding 56,797,276 shares of common stock. In such event our officers and directors would own 27,300,002 shares or approximately 48.1% of our outstanding common stock and be in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our Shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/ or may sell sufficient numbers of shares to significantly decrease our price per share.

As a public company we incur substantial expenses.

Since shares of our Common Stock are quoted on the Over the Counter Bulletin Board we are subject to the information and reporting requirements of the U.S. securities laws. The U.S. securities laws require, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to becoming and remaining an SEC reporting company. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders, will cause our expenses to be higher than they would be if we were privately-held. In addition, we are incurring substantial expenses in connection with the preparation of this Registration Statement. These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

We may be exposed to potential risks resulting from requirements under the Sarbanes-Oxley Act of 2002.

In addition to the costs of compliance with having our shares of Common Stock quoted on the OTC Bulletin Board, there are substantial penalties that could be imposed upon us if we fail to comply with all of regulatory requirements. In particular, under the Sarbanes-Oxley Act of 2002 we may be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year. Furthermore, our independent registered public accounting firm may be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

If a market for our shares of Common Stock does not increase, purchasers who acquire Shares may be unable to sell their Shares.

Presently there is an extremely limited market for our shares of Common Stock on the OTC Bulletin Board. The last trade reported by the OTC Bulletin Board for shares of our Common Stock was on February 10, 2010. If activity in the market for our shares of Common Stock does not increase, purchasers in this Offering  may find it difficult to sell the Shares purchased in this Offering. We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market. The OTC Bulletin Board is a less recognized market than the foregoing exchanges. This factor may further impair our stockholders’ ability to sell their shares when they want and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of Common Stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of Common Stock.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors must rely on sales of their Shares  after price appreciation, which may never occur, as the only way to realize their investment. Investors seeking cash dividends should not purchase the Shares in this Offering.

Because we are subject to the “Penny Stock” rules, the level of trading activity in the shares of our Common Stock may be reduced.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and purchasers of Shares in this Offering may find it difficult to sell the Shares purchased.

We will be required to remain current in our filings with the SEC or  our securities will not be eligible for continued quotation on the OTC Bulletin Board.

We are required to remain current in our filings with the SEC in order for our shares of Common Stock to continue to be eligible for quotation on the OTC Bulletin Board. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our Common Stock will be terminated following a 30 day grace period if we do not make our required filing during that time. In such event purchasers of Shares in this Offering may find it difficult to sell the shares purchased.

Trading of our Common Stock may be restricted by virtue of state securities “Blue Sky” laws to the extent they prohibit trading absent compliance with individual state laws.

State Blue Sky restrictions in certain states may make it difficult or impossible for purchasers of Shares in this Offering to sell Shares purchased in those states. Absent compliance with such individual state laws, Shares purchased in this Offering may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the Shares purchased in this Offering  and of purchasers to purchase such Shares. These restrictions prohibit the secondary trading of the Shares. We may not be able to qualify our securities for resale in states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “PLAN OF DISTRIBUTION-State Securities-Blue Sky Laws.”

If we issue shares of preferred stock with superior rights to the shares of Common Stock purchased under this Report , it could result in a decrease in the value of the shares purchased and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock (“Preferred Stock”). As of the date of this Report, we have not issued any shares of preferred stock and we have no current intention to do so. However, our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of Preferred Stock. Depending upon the success of this Offering, combined with our future financial needs, our board may, in the exercise of its business discretion, determine to issue shares of Preferred Stock. The issuance of any shares of Preferred Stock having rights superior to those of the Shares purchased under this Report may result in a decrease in the value or market price of such shares. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of Preferred Stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our Common Stock.

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

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors  are likely to materially reduce the market and price for our shares, if such a market ever develops.

Sales of shares of our Common Stock relying upon rule 144 may depress prices in the market for our Common Stock by a material amount.

A majority of  the currently outstanding shares of our Common Stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company’s outstanding Common Stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an “automated quotation system” and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of two years. Presently shares of restricted Common Stock held by non-affiliates of the Company may be sold, subject to compliance with Rule 144 six months after issuance. Sales under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop. We cannot predict whether the proposed rule will be adopted, and if adopted, what its final provisions will be and how it will affect our securities.

ITEM 2.  PROPERTIES

We do not own any property, real or otherwise. Our principle offices are currently located at 111 Presidential Boulevard, Suite 212, Bala Cynwyd, Pennsylvania 19004. We occupy this office, which is leased by an affiliate of Peter Pelullo, the Company’s former Corporate Development Manager and former director, on a rent free basis. We intend to relocate our offices to 9-23 West Highland Avenue, Philadelphia, Pennsylvania. We have entered into a two year lease for the West Highland location which expires in April 2011 at a monthly rental of $2,867.54. We may also lease additional space in other areas to house portions of our development team and other employees should our operations require such additional space. We have not yet identified specific locations which we may lease. Mr. Villa and Mr. Cimadamore also work from their respective offices in Switzerland and Philadelphia at no charge to our Company.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Equity Securities

Shares of our Common Stock have been quoted on the OTC Bulletin Board since October 2008.The last trade reported on the OT Bulletin Board for our Common stock was on February 10, 2010 at a price of $1.90. the Company's share trade in an extremely limited basis and often there is no price quoted on the OTC Bulletin Board for the Company's stock.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low closing sale prices of our shares of Common Stock as reported on the Over-the-Counter bulletin board in US dollars. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Common Stock
	High	Low

2008
First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	2.00	1.45

	Common Stock
	High	Low

2009
First Quarter	2.30	0
Second Quarter	0	0
Third Quarter	0	0
Fourth Quarter	0	0

Common Stockholders

As of March 24, 2010 our shares of Common Stock were held by 44 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data. Our summary consolidated financial data is derived from our audited consolidated financial statements as of December 31, 2009 and 2008, our first two years of operations, which are included elsewhere in this Report. The information provided below is only a summary and should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report.

Balance Sheet Data –	As Of December 31, 2009	As Of December 31, 2008
Cash:	$44,710	$128,359
Total Assets:	93,913	133,243
Accounts Payable and Accrued Expenses:	63,115	0
Total Current Liabilities:	63,115	0
Total Stockholders’ Equity	30,798	133,243
Total Liabilities and Shareholders’ Equity:	$93,913	$133,243

Statement Of Operations Data:	For The Period From January 1, 2009 Through December 31, 2009	For The Period From February 11, 2008 (Inception) Through December 31, 2008
Revenues:	$0	$0
Operating Expenses:	2,236,919	984,275
Net Loss:	(2,236,476)	(983,886)
Basic & diluted earnings per share	(0.06)	(0.03)
Weighted Average shares	38,121,640	29,968,489

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through December 31, 2009, we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Results of Operations

Comparison of the Year Ended December 31, 2009 and the Period from February 11, 2008 (inception) to December 31, 2008

The following discussion analyzes our results of operations for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Year Ended December 31, 2009 and for the Period from February 11, 2008 (inception) to December 31, 2008

We incurred a net loss of $2,236,476 for the year ended December 31, 2009, an increase of $1,252,590 from a net loss of $983,886 for the period from February 11, 2008 (inception) to December 31, 2008 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Year	From Inception
	Ended	February 11, 2008
	December 31,	December 31,
	2009	2008

Revenues	$-	$-

General and administrative	115,840	58,919

Consulting	1,483,528	143,594

Payroll	-	404,292

Professional fees	182,496	190,932

Research and development	102,570	10,699

Travel	352,485	175,839

Interest income	(443)	(389)

NET LOSS	$2,236,476	$983,886

Basic and Diluted Net Loss Per Share	$(0.06)	$(0.03)

Basic and Diluted Weighted Average
Outstanding Shares	38,121,640	29,968,489

Share Based Compensation	$1,329,031	$513,069

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008:

a)
General and Administrative expenses: For the year ended December 31, 2009 general and administrative expenses were $115,840, an increase of $56,921 from $58,919 for the period from February 11, 2008 (inception) to December 31, 2008.  The increase is primarily the result of increases in advertising of $5,700, video and logo animation of $15,600, office supplies of $6,100 and rent of $25,800 and a decrease in meals and entertainment of $14,100.

b)
Consulting Expense: For the year ended December 31, 2009, consulting expenses were $1,483,528, an increase of $1,339,934 from $143,594 for the period from February 11, 2008 (inception) through December 31, 2008.  This increase resulted primarily from the issuance of common stock to consultants at fair market values of $1,280,427 and various agreements related to the Company’s financing activities.

c)
Payroll Expenses: During the year ended December 31, 2009 the Company incurred no compensation expenses as compared to $404,292 for the period from February 11, 2008 (inception) through December 31, 2008, a decrease of $404,292.  The decrease resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the period from February 11, 2008 (inception) through December 31, 2008. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d)
Professional Fees: During the year ended December 31, 2009, the Company incurred $182,496 of professional fees as compared to $190,932 for the period from February 11, 2008 (inception) through December 31, 2008, a decrease of $8,436.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of Registration Statements under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statements”).

e)
Research and Development:  During the year ended December 31, 2009, the Company incurred $102,570 of research and development expenses as compared to $10,699 for the period from February 11, 2008 (inception) through December 31, 2008, an increase of $91,871.  The increase was the result of the Company beginning development on its MMOG platform.

f)
Travel: For the year ended December 31, 2009 travel expenses were $352,485, an increase of $176,646 from $175,839 for the period from February 11, 2008 (inception) through December 31, 2008.  The increase related to expenses associated with corporate development and raising capital for the Company.

Liquidity and Capital Resources

We had cash on hand of approximately $44,700 as of December 31, 2009 and $ 5,300 as of March 29, 2010.  Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through December 31, 2009 we have paid FXLabs an aggregated of $100,024 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement. In September 2009, the Company filed a new registration statement seeking to raise up to an additional $12,000,000. Through the date of this Report we have raised only $100,000 under such new registration statement. The Company’s business plans are dependent on the Company’s ability to raise capital in the new registration statement  or if unsuccessful,  through private placements of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities. There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by March 31, 2010, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until the fourth quarter of 2010.  Accordingly we do not project that significant revenue will be developed until the fourth quarter of 2010 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose any  investment that you have made in the Company. Based on our current projections, we believe that should we raise a minimum of $10,000,000, of which there can be no assurance, such proceeds will be sufficient for us to continue our planned operations throughout 2010.

During 2010, our ability to execute on our current plan of operations is dependent on raising proceeds from the sale of equity capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform. We will not be able to attempt the commercial development of the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

During the remaining months of the 2010 calendar year, our ability to execute on our current plan of operations is dependent on raising approximately $10,000,000 in capital. In the event that we are unsuccessful in these efforts we will utilize our cash to attempt to complete a limited demonstration model of our Platform . We will not be able to attempt the commercial development of  the Platform or MMOGs. In such event we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.

In the event that we are successful in raising approximately $950,000 in capital, of which there can be no assurance,  we will change  our plan of operations to focus on the development of one or possibly two MMOGs utilizing the GDL, instead of attempting to develop the entire Platform. We  will significantly reduce our hiring plans by seeking to  hire only a small number of key individuals and rely significantly on  outsourced foreign labor. We believe that such capital will allow us to continue operations through  2010 on a reduced basis. We will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in raising approximately $5,000,000 in capital, of which there can be no assurance, we will scale back our current  hiring plans in 2010 but will proceed as planned with the development of the entire  Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2010 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event ,we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

In the event that we are successful in raising approximately $10,000,000 in capital, of which there can be no assurance,  we believe, based on our current projections,  that such funds should be sufficient for us to complete the development of the entire Platform and multiple MMOGs. Accordingly we believe that such proceeds will be sufficient for us to continue our planned operations throughout 2010 and 2011.

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

The following summarizes our cash flows for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) through December 31, 2008:

Cash flows from Operating Activities:

	Year	From Inception
	Ended	February 11, 2008
	December 31,	December 31,
	2009	2008

Net loss	$(2,236,476)	$(983,886)

Cash flows from Operating Activities

Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	1,329,031	513,069

Depreciation	1,116	698

Other receivable	(42,768)	-

Deposits	(2,667)	-

Accounts payable	63,115	-

Net cash used in operating activities	(888,649)	(470,119)

Cash flows from Investing Activities

Purchase of Equipment	-	(5,582)

Net cash used in investing activities	-	(5,582)

Cash flows from Financing Activities

Proceeds from issuance of common stock	600,000	504,060

Proceeds from exercise of options	110,000	90,000

Proceeds from exercise of warrants	160,000	10,000

Stock issuance costs	(65,000)	-

Net cash provided by financing activities	805,000	604,060

Net increase (decrease) in cash and cash equivalents	$(83,649)	$128,359

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At December 31, 2009 options to purchase 9,625,000 shares of common stock were outstanding under the 2008 plan.

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

For the year ended December 31, 2009, options to purchase 125,000 shares of the Company’s common stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted. For the year ended December 31, 2009, the Company recognized $10,462 of compensation expense relative to the options issued during the year and $38,142 for previously issued options for a total of $48,604 for the year ended December 31, 2009.  During the period from inception through December 31, 2008 the Company recognized compensation expense of $513,069 related to the stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.4% to 3.7%
Expected term – 5 years
Expected volatility of stock – 51.8 to 58.3%
Expected dividend yield – 0%.

The following table summarizes the information with respect to options to purchase 9,625,000 shares of Common Stock which were currently outstanding and exercisable as of December 31, 2009 under the Company’s equity incentive plan:

Exercise	Options	Remaining
Price	Outstanding	Life

$0.04	9,250,000	Five (5) years

$0.75	250,000	Five (5) years

$2.30	125,000	Five (5) years

Related Party Transactions

From inception through December 31, 2009, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to Dcember 31, 2008, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $117,219 and $70,089 were incurred and reimbursed during the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s former manager of corporate development. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the year ended December 31, 2009, the former  manager of corporate development exercised 2.75 million options and 1 million warrants to purchase 3,750,000 shares for a total of $150,000.  Previously, officers and directors of the Company exercised an aggregate of 250,000 warrants and 2,250,000 options generating proceeds of $100,000 for the Company. In 2010 Mr. Pelullo loaned the Company $20,000 for general working capital purposes.

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

In addition the Company has entered into an employment agreement with Peter Pelullo, its former director of Corporate Development. The agreement was transformed into a consulting agreement in 2010. The agreement calls for a base salary of $180,000 per year payable through 2011 at such time when the Company receives a minimum in $5,000,000 in equity investments.

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

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standard Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of  FASB ASC 718.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Financial Statements.

Income Taxes:

Income tax expense for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2009 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during year ended December 31, 2009, and there was no accrual for uncertain tax positions as of December 31, 2009.

There is no income tax benefit for the losses for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

	December 31,	December 31,
	2009	2008

Deferred tax asset for NOL carryforwards	$2,172,000	$193,000
Deferred tax asset for stock based compensation	94,000	$155,000
Valuation allowance	(2,266,000)	(348,000)

	$-	$-

	Year	February 11, 2008
	Ended	(Inception) to
	December 31,	December 31,
	2009	2008
Current	$(1,979,000)	$(193,000)
Deferred	61,000	(155,000)
Change in valuation allowance	1,918,000	348,000

	$-	$-

The Company evaluates its valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures

The Company has not generated any revenues as of the date of this Report and has concentrated its efforts on raising capital necessary to attempt to fulfill its business plans. During the period from inception through December 31, 2009, the Company’s financial information was maintained by its Chief Financial Officer Ernest Cimadamore and over seen by the Company’s Chief Executive Officer Alfredo Villa. The Company believes that it maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information was accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15 (b) and 15d-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this Report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal controls over financial reporting  as required by Exchange Act Rule 13a-15 (d) and 15d-15(d) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these internal controls over financial reporting  are effective as of the end of the period covered by this Report.

There have been no changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect our  internal controls over financial reporting  during the quarter covered by this Report.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Number of Directors. Our board of directors currently consists of three persons. Our bylaws provide that the board of directors may consist of such number of directors as determined by the Board of Directors from time to time.

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

Compensation for Board of Directors: Currently members of the Board of Directors do not receive compensation for their services as Board members. The Company may adopt a policy which will compensate existing and/or new board members . Board members may receive additional compensation for participating in the Committees. The amount of any compensation paid to board members and/or committee members will be set and approved by the board based on the Board’s review of compensation paid by companies which are similarly situated to the Company.

Our executive officers and directors and their respective ages as of the date of this Report are as follows:

Directors:

Name	Age
Jo Webber, Chairman	45
Pradeep Ittycheria	33

During the year ended December 31, 2009 the Company had three  additional directors  (Alfredo Villa, Fausto Paparelli and Mario Gabbrielli) all of whom resigned in 2010.
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

 Alfredo Villa                                                  President, and Chief Executive Officer since 2008 and Former Board Member

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

Ernest Cimadamore                                      Secretary and Chief Financial Officer since 2008 and former Board Member

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

Pradeep Ittycheria                                         Board Member since 2008

Pradeep Ittycheria has more than 9 years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. He has broad based experience in the areas of business development, operations, and management consulting. Mr. Ittycheria currently serves as a Vice President of Development for Energy Solutions International, a company engaged in the pipeline management software industry. Additionally, during his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE) and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services Company, headquartered in Bangalore, India. Mr. Ittycheria received a Bachelors Degree in Computer Science from Bharathiar University in 1994 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1997. Mr. Ittycheria replaced Mr. Pelullo as a member of the Company's board of directors in November 2008.

Founder and Promoter

Peter S. Pelullo                          Founder, Promoter and Former Corporate Development Manager and Former Director

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

Significant Employees

We have two significant employees: Alfredo Villa, who serves as our President and CEO and Ernest Cimadamore, who serves as our CFO and Secretary. We have written employment agreements with these persons, the key provisions of which are described in the Executive and Director Compensation section set forth below. During the year ended December 31, 2009 Peter Pelullo served as the Company's Corporate Development Manager. In 2010 Mr. Pelullo resigned as the Company's Corporate Development Manager and became a consultant to the Company.

EXECUTIVE AND DIRECTOR COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the period from January 1, 2009  to December 31, 2009 of the Chief Executive Officer and each other executive officer of the Company. No executive officer had annual salary and/or bonus for the period from January 1, 2009 to December 31, 2009 in excess of $100,000.

Summary Executive Compensation Table

Name and Principal Position	Period ended December 31	Salary		Stock Awards	Option Awards	All other Compensation	Total

Alfredo Villa ,President & CEO	2009	0	(1)	0	0	0	0
Ernest Cimadamore , CFO	2009	0	(2)	0	0	0	0
Peter Pelullo, Former Corporate Development Manager	2009	0	(3)	0	0	0	0

Alfredo Villa

(1) In May 2008 the Company entered into three year employment agreement with Alfredo Villa as President and Chief Executive Officer (the “Villa Agreement”). The Villa Agreement provides for the payment of an annual salary to Mr. Villa of $200,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Villa Agreement Mr. Villa is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 1,000,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Villa Agreement contains prohibitions on Mr. Villa competing with the Company, soliciting Company personnel and/or disclosing confidential information about the Company. The Villa Agreement also provides that all intellectual property developed and/or created by Mr. Villa while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Villa’s employment without cause, as defined in the Villa Agreement, the Company shall be required to pay Mr. Villa the salary required under the Villa Agreement as if he remained an employee throughout the term of the Agreement. During the year ended December 31,2009, Mr. villas also served as a director to the Company. Mr. Villa resigned as a director in 2010.

Ernest Cimadamore

(2) In May 2008 the Company entered into three year employment agreement with Ernest Cimadamore as Secretary and Chief Financial Officer (the “Cimadamore Agreement”). The Cimadamore Agreement provides for the payment of an annual salary to Mr. Cimadamore of $75,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Cimadamore Agreement Mr. Cimadamore is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 500,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Cimadamore Agreement contains prohibitions on Mr. Cimadamore competing with the Company, soliciting Company personnel, and/or disclosing confidential information about the Company. The Cimadamore Agreement also provides that all intellectual property developed and/or created by Mr. Cimadamore while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Cimadamore’s employment without cause, as defined in the Cimadamore Agreement, the Company shall be required to pay Mr. Cimadamore the salary required under the Cimadamore Agreement as if he remained an employee throughout the term of the Agreement

Peter Pelullo.

(3) In May 2008 the Company entered into three year employment agreement with Peter Pelullo as corporate development manager (the “Pelullo Agreement”). The Pelullo Agreement provides for the payment of an annual salary to Mr. Pelullo of $180,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital. Under the Pelullo Agreement Mr. Pelullo is entitled to (i) receive discretionary bonuses as declared by the Board of Directors; (ii) reimbursement of reasonable business expenses ; (iii) receive five (5) year stock options to purchase 2,750,000 shares of the Company’s common stock at a price of $.04 per share; (iv) participate in the Company’s benefit programs which are available to similarly situated employees; and (v) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year. The Pelullo Agreement contains prohibitions on Mr. Pelullo competing with the Company, soliciting Company personnel, and/or disclosing confidential information about the Company. The Pelullo Agreement also provides that all intellectual property developed and/or created by Mr. Pelullo while he is employed with the Company shall be the property of the Company. In the event the Company terminates Mr. Pelullo’s employment without cause, as defined in the Pelullo Agreement, the Company shall be required to pay Mr. Pelullo the salary required under the Pelullo Agreement as if he remained an employee throughout the term of the Agreement. In 2010 the Company transformed the Pelullo Agreemnt to a consulting agreement under the same terms and conditions.

Director Compensation

Name	Fees Earned as Director Period Ended December 31, 2009	Stock Awards	Option Awards	All other compensation	Total

Alfredo Villa (resigned 2010) (1)	0	0	$0	0	$0
Ernest Cimadamore (resigned 2010) (1)	0	0	0	0	0
Pradeep Ittycheria (2)	0	0	0	0	0
Jo Webber (3)	0	0	0	0	0
Mario Gabbrielli (resigned 2010) (4)	0	0	0	0	0
Fausto Paparelli (resigned 2010) (5)	0	0	$0	0	$0

(1)           See Notes 1 and 2 to the Executive Compensation Table set forth above.
(2)           Effective as of March , 2008 Mr. Ittycheria entered into a three year consulting agreement with the Company (the “Ittycheria Agreement”). The Ittycheria Agreement provides that Mr. Ittycheria will provide consulting services to the Company with respect to (1) developing the Company’s planned gaming platform and games to be played on such platform and (2) other services as requested by the Company. Under the Ittycheria Agreement, Mr. Ittycheria received five (5) year options to purchase 1,000,000 shares of the Company’s common stock at an exercise price on $.04 per share. Mr. Ittycheria is entitled to reimbursement of expenses incurred in connection with his work on behalf of the Company. The Ittycheria Agreement contains prohibitions on Mr. Ittycheria disclosing confidential information about the Company and provides that all intellectual property developed and/or created by Mr. Ittycheria in the course of his performing services for the Company shall be the property of the Company. The Black Scholes option pricing model was used to calculate the fair value of the 1,000,000 options granted under the Ittycheria Agreement. For accounting purposes, the Company recognized compensation expense of $17,403 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(3)           Effective as of March 2008, Ms. Webber entered into a three year consulting agreement with the Company (the “Webber Agreement”). The Webber Agreement provides that Ms. Webber will provide consulting services to the Company with respect to (1) analyzing and evaluating the proposed business plan of the Company (2) analyzing and evaluating the capital requirements needed to pursue the Company’s business plan; (3) evaluating potential business partnerships (4) providing advice regarding business development (5) providing advice in connection with the software and programming tasks required in order to develop the Company’s online gaming platform and games to be developed for such platform and (6) other services as requested by the Company. Under the Webber Agreement, Ms Webber received five (5) year options to purchase 3,000,000 shares of the Company’s common stock at ant exercise price on $.04 per share. Ms. Webber is entitled to reimbursement of expenses incurred in connection with her work on behalf of the Company. The Webber Agreement contains prohibitions on Ms. Webber  disclosing confidential information about the Company and provides that all intellectual property developed and/or created by Ms. Webber in the course of her performing services for the Company shall be the property of the Company. The Black Scholes option pricing model was used to calculate the fair value of the 3,000,000 options granted under the Webber Agreement. For accounting purposes, the Company recognized compensation expense of $52,950 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 2.5%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(4)           In June 2008 Mr. Gabbrielli was appointed as a member of the Company’s Board of Directors. Mr. Gabriellei resigned in 2010. While a director Mr. Gabbrielli received the sum of $5,000 per month for services rendered as a Director and has been issued Options to purchase 1,250,000 shares of Common Stock of the Company. These Options have a five (5) year term and are exercisable at a price of $.04 per share. . The Black Scholes option pricing model was used to calculate the fair value of the 1,250,000 options granted to Mr. Gabbrielli. For accounting purposes, the Company will recognize compensation expense of $89,838 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 3.3%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

(5)           In June 2008 Fausto Paparelli was appointed as a member of the Company’s Board of Directors. Mr. Paparelli  resigned in 2010, Mr. Paparelli has been issued Options to purchase 500,000 shares of Common Stock of the Company. These Options have a five (5) year term and are exercisable at a price of $.04 per share. . The Black Scholes option pricing model was used to calculate the fair value of the 500,000 options granted to Mr. Paparelli For accounting purposes, the Company will recognize compensation expense of $36,113 related to these stock options. The following assumptions were used in the fair value calculations:

Risk free rate – 3.7%
Expected term – 5 years
Expected volatility of stock 51.8%
Expected dividend yield – 0%

Outstanding Equity Awards At December 31, 2009

As of March 3, 2008, the Company adopted an Equity Incentive plan for the grant of options intended to qualify as “incentive stock options” among others. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. The following sets forth Options issued under the plan as of December 31, 2009. All of the Options set forth below are fully vested and may be exercised at any time.

	# of Options	Exercise		Options Exercised
Name	Issued	Price	Expiration	on or Before 12/31/09
Jo Webber	3,000,000	$.04 per share	March 2013
Pradeep Pittycheria	1,000,000	$.04 per share	March 2013
Ernest Cimadamore	500,000	$.04 per share	March 2013
Michael Forte	250,000	$.04 per share	March 2013
Jacob Der Hagopian	3,000,000	$.04 per share	March 2013
Michele Wilde	50,000	$.04 per share	March 2013
Robert Sannelli	500,000	$.04 per share	March 2013	500,000
Anthony Collura	350,000	$.04 per share	March 2013
Louis Cambria	50,000	$.04 per share	March 2013
Jeremy Zevin	50,000	$.04 per share	March 2013
Peter Pelullo	2,750,000	$.04 per share	March 2013	2,750,000
Alfredo Villa	1,000,000	$.04 per share	March 2013
Mario Gabbrielli	1,250,000	$.04 per share	March 2013	1,250,000
Fausto Paparelli	500,000	$.04 per share	March 2013	500,000
Dott. Paulito Boaretto	250,000	$.75 per share	March 2013
William Tobia	100,000	$2.30 per share	August 2014
Danielle Bastian	25,000	$2.30 per share	August 2014

Options issued to Messrs. Boaretto and Tobia and Ms. Bastian were in connection with Consulting Agreements pursuant to which such individuals agreed to serve as financial consultants to the Company.

As at December 31, 2009 , a total of 9,625,000 options were outstanding under the Equity Incentive Plan. 5,000,000 previously issued Option have been exercised. As of December 31, 2009 the balance of available options for further issuance was 10,375,000. In March 2010 the Company issued options to purchase 2,000,000 shares of the Company’s Common Stock to Arwed-Ralf Grenzbach pursuant to a consulting agreement. The options expire in March 2015.

During the  year ended December 31, 2009,  Peter Pelullo exercised 2,750,000 of his options (all of his options) at an exercise price of $.04 generating $110,000 in capital for the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND DIRECTORS

The following table provides information concerning beneficial ownership of our common stock as of March 30, 2010 by:

•	each stockholder, or group of affiliated stockholders, that we know owns more than 5% of our outstanding common stock;

•	each promoter

•	each of our executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group; and

The following table lists the number of shares and percentage of shares beneficially owned based on 46,711,561 shares of common stock outstanding as of March 30, 2010.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options and warrants currently exercisable or exercisable within 60 days of March 30, 2010, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Moggle. Inc., 111 Presidential Boulevard, Suite 212,Bala Cynwyd, Pennsylvania 19004.

	Amount and	Percentage of
	Nature of	Outstanding
Name and Address of Beneficial Owner	Beneficial Owner	Common Stock
Executive Officers and/or Directors

Alfredo Villa (1)	5,100,000	10.4

Peter Pelullo (2)	9,385,715	20.1

Jo Webber (3)	7,100,000	13.7

Ernest Cimadamore (4)	500,000	1.1

Pradeep Ittycheria (5)
14018 Fallon Heights Drive
Cypress, TX 77429	2,714,287	5.6

All Executive Officers
Directors as a Group – 4 persons (6)	15,414,287	27.3

Other 5% Shareholders

3D Financial Corp Limited (7)
3/Floor 228 Queen’s Road East
Wanchai, Hong Kong	2,500,000	5.4

Capital Growth Trust (8)
29 Otis Street
Cambridge, MA 02141	2,500,000	5.2

Jacob Der Hagopian (9)
PO Box 354
Moorestown, NJ 08057	3,000,000	6.0

Square Investments, LLC (10)
2016 Waterloo Road
Berwyn, PA 19312	3,000,000	6.2

Allevamento Cristal Sel (11)
Via Novara 31
20151 Milano	2,500,000	5.4

(1)           Includes 3,000,000 shares of Common Stock, 1,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share and 1,000,000 shares underlying options exercisable at $.04 per share. Does not reflect 2,500,000 shares owned by 3D.

(2)           Includes 5,392,858 shares of Common Stock held in the name of Mr. Pelullo, 3,750,000 shares held in the name of International Corporate Management, Inc.,  an affiliate of Mr. Pelullo, and 242,857 shares underlying warrants exercisable at $.75 per share. Does not reflect 2,500,000 shares owned by 3D. Mr. Pelullo is a former officer and director of the Company and may be deemed a  promoter of the Company.

(3)           Includes 2,000,000 shares of Common Stock, 2,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share and 3,000,000 shares underlying options exercisable at $.04 per share.

(4)           Reflects 500,000 shares underlying options exercisable at $.04 per share.

(5)           Includes 571,429 shares of Common Stock, 1,142,858 shares underlying warrants exercisable at $.04 per share and 1,000,000 shares underlying options exercisable at $.04 per share

(6)           Includes securities owned by Alfredo Villa, Jo Weber, Ernest Cimadamore and Pradeep Ittycheeria. Does not reflect 2,500,000 shares owned by 3D.

(7)           3D Financial Corp Limited (“3D”) is owned Alfredo Villa and Peter Pelullo. Does not reflect securities owned by Messrs. Villa and Pelullo individually.

(8)           Includes 1,000,000 shares of Common Stock, 1,500,000 shares underlying warrants exercisable at $.04 per share. The trustee of Capital Growth Trust is Vicki Appel.

(9)           Reflects 3,000,000 shares underlying options exercisable at $.04 per share.

(10)         Includes 1,500,000 shares of Common Stock held in the name of Square Investments LLC (“Square”) and 1,500,000 shares underlying warrants exercisable at $.04 per share held in the name of EFM Associates. EFM Associates and Square are controlled by Gary McCarthy, Herbert Fineburg and Bernard Eizen.

(11)         Allevamento Cristal Sel is controlled by Cristina Uccelli. Mrs. Ucelli also controls NADAV BV which owns 1,600,000 additional shares of common stock, which shares are not included in the information set forth in the table above.

2008 Equity Incentive Plan

We adopted our 2008 Stock Option Plan as of March 3, 2008. The 2008 plan provides for the grant of options intended to qualify as “incentive stock options,” and options that are not intended to so qualify or “nonstatutory stock options”. The total number of shares of common stock reserved for issuance under the 2008 plan is 25,000,000 shares, subject to adjustment in the event of stock split, stock dividend, recapitalization or similar capital change. At December 31, 2009 and March 29, 2010 options to purchase 9,625,000 and 11,625,000 respectively shares of our common stock were outstanding under the 2008 plan.

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

Transfer Agent

The Company’s Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

CERTAIN RELATIONSHIPS AND INTERESTED TRANSACTIONS

In connection with the formation of the Company, 3D Financial Corporation, Ltd. (“3D”) purchased 19,000,000 shares of the Company’s common stock for an aggregate price of $19,000. 3D is a Hong Kong based company which is owned by Alfredo Villa, the Company’s President, Chief Financial Officer and a Director and Peter Pelullo, the Company’s former Corporate development manager  and a former Board member. Subsequently 3D transferred a total of 16,500,000 shares to other parties.

During the period from the Company’s formation through June 26, 2008 Alfredo Villa individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share. As of March 29, 2010, Mr. Villa exercised 1,000,000 of his common stock purchase warrants generating $40,000 in additional capital for the Company.

During the period from the Company’s formation through June 26, 2008 Peter Pelullo individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share. During the period from February 11, 2008 (inception) to December 31, 2008, Peter Pelullo advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans totaling $70,089. All of these expenses were reimbursed to Mr. Pelullo prior to December 31, 2008. In addition Mr. Pelullo advanced additional  expenses on behalf of the Company  totaling $79,351 during the year ended December 31, 2009, which expenses were reimbursed to Mr. Pelullo. Mr. Pelullo has exercised, as of March 29, 2010,  a total of 3,642,000 options and warrants previously issued to him generating an aggregate of $305,714 in capital for the Company. Since the Company’s formation, Peter Pelullo has allowed the Company to operate from offices leased by an affiliate of Mr. Pelullo without the payment of rent. In 2010, Mr. Pelullo loaned the Company $20,000 for general working capital purposes.

In addition to Mr. Pelullo's and Mr. Villa's option exercises as set forth above. Mario Gabbrielli, a former director, exercised 1,250,000 options generating $50,000  in capital for the Company  and Fausto Paparelli , a former director, exercised 500,000 options generating $20,000 in capital for the Company

During the period from the Company’s formation through June 26, 2008 Jo Webber, the Chairman of the Board of the Company and a consultant to the Company, individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock , warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share.

Alfredo Villa and  Ernest Cimadamore have entered into employment agreements with the Company as the Company’s President and Chief Executive Officer and Secretary and Chief Financial Officer respectively. The material terms of these employment agreements are described in the Executive and Director Compensation section of this Report. Jo Webber and Pradeep Ittycheria, directors of the Company and Peter Pelullo, the Company's former Corporate Development Manager and a former Director have consulting agreements with the Company, the material terms of which are described in the Executive and Director Compensation section of this Report.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES

     Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2009 and the fees billed for the 2009 quarterly review was $23,200.

Audit-Related Fees

During the fiscal year ended December 31, 2009, the aggregate fees billed for the review of our Form S-1 registration statement was $1,700.

Tax Fees

During the fiscal year ended December 31, 2009, there were $0 in fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2009, there were $ 0 in additional  fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has pre-approved the services described above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of this Report:

          1. Index to Financial Statements. Our financial statements and the Report of Morison Cogen LLP., Independent Registered Public Accounting Firm are included in Part IV of this Report on the pages indicated:

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

* Document included in our Form S-1 Registration Statement File # 333- 152050 filed with the Securities and Exchange Commission on July 1, 2008

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2010.

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alfredo Villa	President, Chief Executive Officer	March 31, 2010
Alfredo Villa	(Principal Executive Officer)

/s/ Ernest Cimadamore	Secretary, Principal Accounting Officer and	March 31, 2010
Ernest Cimadamore	Chief Financial Officer

/s/ Jo Webber	Director	March 31, 2010
Jo Webber

/s/ Pradeep Ittycheria	Director	March 31, 2010
Pradeep Ittycheria

Moggle, Inc.
(A Development Stage Company)

Financial Statements

December 31, 2009

Moggle, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Moggle, Inc.
(A Development Stage Company)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Moggle, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the period February 11, 2008 (date of inception) through December 31, 2009, for the year ended December 31, 2009, and for the period from February 11, 2008 (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moggle, Inc. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the period February 11, 2008 (date of inception) through December 31, 2009, for the year ended December 31, 2009, and for the period February 11, 2008 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 31, 2010

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,710	$128,359
Other receivable	42,768	-

TOTAL CURRENT ASSETS	87,478	128,359

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	1,814	698
	3,768	4,884

OTHER ASSETS
Deposit	2,667	-

TOTAL ASSETS	$93,913	$133,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,115	$-

TOTAL CURRENT LIABILITIES	63,115	-

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2009 and 2008	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
43,818,703 and 35,288,276 shares issued and outstanding
at December 31, 2009 and December 31, 2008	4,382	3,529

Additional paid in capital	3,246,778	1,113,600

Deficit accumulated during the development stage	(3,220,362)	(983,886)

STOCKHOLDERS' EQUITY	30,798	133,243

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,913	$133,243

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to December 31, 2009,
For the Year Ended December 31, 2009 and
For the Period February 11, 2008 (Date of Inception) to December 31, 2008

		Year	From Inception
	Cumulative	Ended	February 11, 2008 to
	Since	December 31,	December 31,
	Inception	2009	2008

SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	174,759	115,840	58,919
Consulting (a)	1,627,122	1,483,528	143,594
Payroll (b)	404,292	-	404,292
Professional fees	373,428	182,496	190,932
Research and development	113,269	102,570	10,699
Travel	528,324	352,485	175,839
Total operating expenses	3,221,194	2,236,919	984,275

OTHER INCOME
Interest income	832	443	389

NET LOSS	$(3,220,362)	$(2,236,476)	$(983,886)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.06)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		38,121,640	29,968,489

(a)
– includes share-based compensation of $1,437,808 cumulative, and $1,329,031 for the year ended December 31, 2009 and $108,777 for the period from February 11, 2008 (Date of Inception) to December 31, 2008.

(b)	– includes share-based compensation of $404,292 cumulative, and $404,292 for the period from February 11, 2008 (Date of Inception) to December 31, 2008.

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to December 31, 2009

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725		110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309		1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	$4,382	$3,246,778	$(3,220,362)	$30,798

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to December 31, 2009,
For the Year Ended December 31, 2009 and
For the Period February 11, 2008 (Date of Inception) to December 31, 2008

		Year	From Inception
	Cumulative	Ended	February 11, 2008 to
	Since	December 31,	December 31,
	Inception	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,220,362)	$(2,236,476)	$(983,886)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	561,673	48,604	513,069
Fair value of stock issued in exchange for services	1,280,427	1,280,427	-
Depreciation	1,814	1,116	698
Increase in assets
Other receivable	(42,768)	(42,768)
Deposits	(2,667)	(2,667)	-
Increase in liabilities
Accounts payable	63,115	63,115	-

Net cash used in operating activities	(1,358,768)	(888,649)	(470,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	(5,582)

Net cash used in investing activities	(5,582)	-	(5,582)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,104,060	600,000	504,060
Proceeds from exercise of options	200,000	110,000	90,000
Proceeds from exercise of warrants	170,000	160,000	10,000
Stock issuance costs	(65,000)	(65,000)	-

Net cash provided by financing activities	1,409,060	805,000	604,060

NET INCREASE IN CASH AND
CASH EQUIVALENTS	44,710	(83,649)	128,359

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	128,359	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$44,710	$44,710	$128,359

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.

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

Comprehensive Income
The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income, comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, other receivable and accounts payable.  The carrying value of cash, other receivable and accounts payable approximate fair value, because of their short maturity.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

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

However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. This standard was adopted for its interim period ending September 30, 2009. Subsequent events have been evaluated through the date the financial statements were issued.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, The FASB Accounting Standards Codification, which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of the standard did not have an effect on the Company’s financial reporting.

As of December 31, 2009, the FASB has issued Accounting Standards Updates (ASU) through No. 2009-12.  None of the ASUs have had an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2009, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2008 financial statements have been reclassified in order for them to be in conformity with the 2009 presentation.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

The Company is in the development stage at December 31, 2009.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the year ended December 31, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of a third party company for €30,000 ($42,768).  This option has been terminated and the third party company has agreed to refund the €30,000 ($42,768).

NOTE 4 - INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.

At December 31, 2009, the Company has a net operating loss (“NOL”) that approximates $5,298,000.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year	February 11, 2008
	Ended	(Inception) to
	December 31,	December 31,
	2009	2008
Current	$(1,979,000)	$(193,000)
Deferred	61,000	(155,000)
Change in valuation allowance	1,918,000	348,000

	$-	$-

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(783,000)	(35)	$(334,000)	(34)
State tax, net of federal tax effect	(131,000)	(6)	(58,000)	(6)
Non-deductible share-based compensation	(1,004,000)	(45)	44,000	4
Change in valuation allowance	1,918,000	86	348,000	35

	$-	-	$-	-

The primary components of the Company’s December 31, 2009 and 2008 deferred tax assets, liabilities and the related valuation allowances are as follows:

	December 31,	December 31,
	2009	2008

Deferred tax asset for NOL carryforwards	$2,172,000	$193,000
Deferred tax asset for stock based compensation	94,000	$155,000
Valuation allowance	(2,266,000)	(348,000)

	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company follows FASB ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2009, the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2009.  The Company did not recognize any interest or penalties during 2009 related to unrecognized tax benefits.

The U.S. and state income tax returns filed for the tax years ending on December 31, 2009 and 2008 will be subject to examination by the relevant taxing authorities.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

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

During the three months ended March 31, 2009, 1 million options were exercised, which raised proceeds of $40,000.

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

On October 9, 2009, the Company was listed on the German stock exchange.  As a result the Company was required to issue 1,080,427 shares of common stock under a consulting agreement.  These shares were valued at the fair market value of $1,080,427.

On October 21, 2009, the Company sold 100,000 shares to an investor, which raised proceeds of $100,000.

On October 22, 2009, an investor exercised 1,000,000 warrants which raised proceeds of $40,000.

On December 2, 2009, two investors exercised 500,000 warrants each (total of 1,000,000 warrants), which raised total proceeds of $40,000.

On December 10, 2009 and December 31, 2009 an investor exercised 250,000 options and 1,000,000 warrants respectively, which raised total proceeds of $50,000.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2009, 9,625,000 options have been issued and are unexercised, and 10,375,000 options that are available to be issued under the Plan.  Of the 8,625,000 options that have been issued and are unexercised, 1,500,000 options were granted to employees and 8,125,000 options were granted to non employees.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the year ended December 31, 2009 and for the period from February 11, 2008 (Date of Inception) through December 31, 2008, the Company expensed $0 and $404,292 relative to employee options granted.  As of December 31, 2009, there was no unrecognized compensation expense related to non-vested market-based share awards.

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

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to December 31, 2009 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Exercisable, December 31, 2009	1,500,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, December 31, 2009 (years)	3.3

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

For the year ended December 31, 2009 and for the period from February 11, 2008 (Date of Inception) to December 31, 2008, the Company expensed $48,604 and $108,777 relative to 14,625,000 non-employee options granted.  As of December 31, 2009, there was $27,899 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through December 31, 2010.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to December 31, 2009 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	.04 to .75
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04	$0.04

Granted	125,000	2.30	2.30
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04	$0.09

Exercisable, December 31, 2009	18,825,002	$0.04	$0.09

Weighted Average Remaining Life,
Exercisable, December 31, 2009 (years)	2.1

NOTE 7 – OPERATING LEASES

For the year ended December 31, 2009 and for the period from February 11, 2008 (inception) through total rent expense under leases amounted to $25,836 and $0.  At December 31, 2009, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2009	$8,385
2010	33,540
2011	11,180

$53,105

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the year ended December 31, 2009 and for the period from February 11, 2008 (inception) to December 31, 2008, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $117,219 and $70,089 were incurred was reimbursed during the year ended December 31, 2009 and for  the period from February 11, 2008 (inception) through December 31, 2008.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued.

On January 5, 2010 an investor exercised 1,000,000 options, which raised proceeds of $40,000.

On February 3, 2010 the former manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount. The promissory note will be payable upon demand after February 3, 2010.

On February 3, 2010 an investor exercised 500,000 warrants, which raised proceeds of $20,000.

On February 22, 2010 an investor exercised 892,858 warrants, which raised proceeds of $35,714.

On March 5, 2010 an investor exercised 500,000 warrants, which raised proceeds of $20,000.

On March 8, 2010 an investor exercised 500,000 warrants, which raised proceeds of $20,000.

On March 12, 2010 the Company entered into a three year employment agreement with the Senior Vice President of Marketing and Licensing for €150,000 annually. The agreement also includes an option to purchase 2 million shares of the Company’s common stock at $1.00 per share. These options have been valued at $1,829,756. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 41.6%, risk free interest rate of 2.4% and expected option life of five years. The options expire five years from the date of issuance. Options granted under the agreements are expensed when the related service is provided.