Form 10-Q
period 2010-03-31
Moggle, Inc.
filed 2010-05-14
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 31, 2010 was 46,711,561 shares.

C O N T E N T S

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis or Plan of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Sales of Unregistered Securities	26

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

SIGNATURES		27

Item 1. Financial Statements  -

Moggle, Inc.
(A Development Stage Company)

Financial Statements

March 31, 2010

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	5

STATEMENTS OF OPERATIONS	6

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)	7

STATEMENTS OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9 to 17

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,485	$44,710
Other receivable	42,768	42,768

TOTAL CURRENT ASSETS	46,253	87,478

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	2,093	1,814
	3,489	3,768

OTHER ASSETS
Deposit	2,667	2,667

TOTAL ASSETS	$52,409	$93,913

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	38,117	$63,115
Note payable - stockholder	20,000	-

TOTAL CURRENT LIABILITIES	58,117	63,115

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at March 31, 2010 and
December 31, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
46,711,561 and 43,818,703 shares issued and outstanding
at March 31, 2010 and December 31, 2009	4,671	4,382

Additional paid in capital	3,398,183	3,246,778

Deficit accumulated during the development stage	(3,408,562)	(3,220,362)

STOCKHOLDERS' EQUITY (DEFICIT)	(5,708)	30,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,409	$93,913

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to March 31, 2010,
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2010	2009

SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	189,242	14,483	21,184
Consulting (a)	1,670,297	43,175	249,266
Payroll (b)	435,444	31,152	-
Professional fees	405,498	32,070	63,814
Research and development	113,269	-	-
Travel	595,645	67,321	83,449
Total operating expenses	3,409,395	188,201	417,713

OTHER INCOME
Interest income	833	1	439

NET LOSS	$(3,408,562)	$(188,200)	$(417,274)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		45,449,656	35,954,943

(a)	– includes share-based compensation of $1,442,636 cumulative, $4,829 and $211,676 for the three months ended March 31, 2010 and 2009.
(b)	– includes share-based compensation of $435,444 cumulative, $31,152 and $0 for three months ended March 31, 2010 and 2009.

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to March 31, 2010

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725	-	110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309	-	1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009 (Audited)	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of warrants	1,892,858	189	75,525	-	75,714
Exercise of options	1,000,000	100	39,900	-	40,000
Fair value of non-employee stock option grants	-	-	35,980	-	35,980
Net loss	-	-	-	(188,200)	(188,200)

Balance, March 31, 2010 (Unaudited)	46,711,561	4,671	3,398,183	(3,408,562)	(5,708)

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to March 31, 2010
And For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,408,562)	$(188,200)	$(417,274)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	597,653	35,980	211,676
Fair value of stock issued in exchange for services	1,280,427	-	-
Depreciation	2,093	279	279
Increase in assets
Other receivable	(42,768)	-	-
Deposits	(2,667)	-	(2,667)
Increase in liabilities
Accounts payable and accrued expenses	38,117	(24,998)	36,575

Net cash used in operating activities	(1,535,707)	(176,939)	(171,411)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	-

Net cash used in investing activities	(5,582)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholder	20,000	20,000	-
Proceeds from issuance of common stock	1,104,060	-	-
Proceeds from common stock subscribed	-	-	400,000
Proceeds from exercise of options	275,714	75,714	-
Proceeds from exercise of warrants	210,000	40,000	40,000
Stock issuance costs	(65,000)	-	-

Net cash provided by financing activities	1,544,774	135,714	440,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	3,485	(41,225)	268,589

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	44,710	128,359

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,485	$3,485	$396,948

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Concentration of Credit Risk Involving Cash
The Company may have deposits with a financial institution which at times exceed Federal Depository Insurance coverage of $250,000.

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

Moggle, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 and 2009 remain subject to examination by major tax jurisdictions.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2010 and 2009, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (ASC Topic 718), Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.  This standard will be adopted effective January 1, 2011.

As of March 31, 2010, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (ASC Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  This standard is not currently applicable to the Company.

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

The Company is in the development stage at March 31, 2010.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the year ended December 31, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of Brainspark PLC (“Brainspark”) for €30,000 ($42,768).  This option has been terminated and Brainspark has agreed to issue 72,944 shares of its common stock during the second quarter of 2010 in lieu of repayment.  Brainspark’s shares trade on London’s Alternative Investment Market exchange under the symbol BSP.

NOTE 4 – NOTE PAYABLE

On February 3, 2010 the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note is payable upon demand after February 3, 2010.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2010 and 2009.

As of January 1, 2010, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during three months ended March 31, 2010, and there was no accrual for uncertain tax positions as of March 31, 2010.  Tax years from 2008 and 2009 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2010, 10,625,000 options have been issued and are unexercised, and 8,375,000 options that are available to be issued under the Plan.  Of the 10,625,000 options that have been issued and are unexercised, 2,500,000 options were granted to employees and 8,125,000 options were granted to non employees.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

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

On March 12, 2010 the Company entered into a three year employment agreement with the Senior Vice President of Marketing and Licensing for €150,000 annually.  The agreement also includes an option to purchase 2 million warrants at $1.00 per share.  These options have been valued at $1,829,756.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 41.6%, risk free interest rate of 2.4% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service is provided.

For the three months ended March 31, 2010 and for the period from February 11, 2008 (Date of Inception) to March 31, 2010, the Company expensed $31,152 and $435,444 relative to 8 million employee options granted.  As of March 31, 2010, there was $1,798,604 of unrecognized expense related to options of employees which will be recognized over the terms of the agreements through March 31, 2013.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to March 31, 2010 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,000,000	1.00	1.00
Exercised	(1,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, March 31, 2010	2,500,000	$.04 & $1.00	$0.81

Exercisable, March 31, 2010	500,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, March 31, 2010 (years)	2.9

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

For the three months ended March 31, 2010 and for the period from February 11, 2008 (Date of Inception) to March 31, 2010, the Company expensed $4,829 and $1,442,636 relative to 8,625,000 non-employee options granted.  As of March 31, 2010, there was $23,070 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through December 31, 2010.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to March 31, 2010 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	.04 to .75
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04 & $.75	$0.04

Granted	125,000	2.30	2.30
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04. $.75 & $2.30	$0.09

Granted	-	-	-
Exercised	(1,892,858)	0.04	0.04
Expired	-	-	-

Outstanding, March 31, 2010	16,932,144	$0.04	$0.10

Exercisable, March 31, 2010	16,932,144	$0.04. $.75 & $2.30	$0.10

Weighted Average Remaining Life,
Exercisable, March 31, 2010 (years)	2.0

NOTE 8 – OPERATING LEASES

For the three months ended March 31, 2010 and 2009 total rent expense under leases amounted to $8,530 and $1,434.  At March 31, 2010, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2010	25,155
2011	11,180

$36,335

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three months ended March 31, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $11,903 and $31,164 were incurred and reimbursed during the three months ended March 31, 2010 and 2009.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the financial statements.

On April 13, 2010 an investor exercised 1,000,000 warrants, which raised proceeds of $40,000.

On April 16, 2010 an investor exercised 1,500,000 warrants, which raised proceeds of $60,000.

The $20,000 demand note payable was paid in full on April 19, 2010.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through March 31, 2010, we have concentrated our efforts on developing a business plan which is designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Results of Operations

Comparison of the Three Month Periods Ended March 31, 2010 and 2009

The following discussion analyzes our results of operations for the three months ended March 31, 2010 and 20009. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2010 and 2009

We incurred a net loss of $188,200 for the three months ended March 31, 2010, a decrease of $229,074 from a net loss of $417,274 for the three months ended March 31, 2009 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Revenues	$-	$-

General and administrative	14,483	21,184

Consulting	43,175	249,266

Payroll	31,152	-

Professional fees	32,070	63,814

Travel	67,321	83,449

Interest income	(1)	(439)

NET LOSS	$188,200	$417,274

Basic and Diluted Net Loss Per Share	$0.00	$0.01

Basic and Diluted Weighted Average
Outstanding Shares	45,449,656	35,954,943

Share Based Compensation	$35,980	$211,676

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended March 31, 2010 and 2009.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended March 31, 2010 and 2009:

a)
General and Administrative expenses: For the three months ended March 31, 2010 general and administrative expenses were $14,483, a decrease of $6,701 from $21,184 for the three months ended March 31, 2009.  This decrease is primarily the result of decreases in video and logo animation of $2,300 and filing fees of $12,300 and an increase in rent of $7,100.

b)
Consulting Expense: For the three months ended March 31, 2010, consulting expenses were $43,175, a decrease of $206,091 from $249,266 for the three months ended March 31, 2009.  This decrease resulted primarily from the reduction of expense of $6,423 related to the issuance of common stock options to consultants in the past and the $200,000 option expense related to the issuance of common stock to the stock transfer agent during the three months ended March 31, 2009.

c)
Payroll Expenses: During the three months ended March 31, 2010 the Company incurred $31,152 of compensation expense as compared to $0 for the three months ended March 31, 2009, an increase of $31,152.  The increase resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the three months ended March 31, 2010. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d)
Professional Fees: During the three months ended March 31, 2010, the Company incurred $32,070 of professional fees as compared to $63,814 for the three months ended March 31, 2009, a decrease of $31,744.  The reduction in professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

e)
Travel: For the three months ended March 31, 2010 travel expenses were $67,321, a decrease of $16,128 from $83,449 for the three months ended March 31, 2009..  The decrease related to a conservation of capital effort implemented by the Company.

Liquidity and Capital Resources

We had cash on hand of $3,485 as of March 31, 2010 and $23,968 as of May 17, 2010.  Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through March 31, 2010 we have paid FXLabs an aggregated of $100,024 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company’s existing cash on hand will not be sufficient for the Company to complete its current business plans. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Platform and MMOGs. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement.  In September 2009, the Company filed a new registration statement seeking to raise up to an additional $12,000,000.  Through the date of this Report we have raised only $100,000 under such new registration statement.  The Company’s business plans are dependent on the Company ability to raise capital under the new registration statement or if unsuccessful, through private placements of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities.  There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of the Platform and the Company’s MMOGs, and implementing a sales and marketing effort to introduce the Platform, the Company’s MMOGs and game development services to the online gaming industry.

Even if we are successful in raising sufficient capital in order to complete the development of the Platform and the Company’s MMOGs, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $10,000,000 by June 30, 2010, we project that our Platform and MMOG’s will not be ready for full scale introduction to the marketplace until the first quarter of 2011.  Accordingly we do not project that significant revenue will be developed until the first quarter of 2011 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Platform, MMOGs and game development services, we presently believe , based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Platform and MMOGs are actually developed in accordance with our plans. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market the Platform, our MMOGs and our game development services.  Moreover there can be no assurance that even if our Platform and MMOGs are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail, and you may lose your entire investment. Based on our current projections, we believe that should we raise a minimum of $10,000,000, of which there can be no assurance, such proceeds will be sufficient for us to continue our planned operations throughout 2010.

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

In the event that we are successful in raising between $1,000,000 and $5,000,000 in capital, our plan of operations will change to focus on the development of one or possibly two MMOGs, instead of attempting to develop the Platform. We will significantly reduce our hiring plans by seeking to hire only a small number of key individuals and rely significantly on outsourced foreign labor. We believe that such proceeds will allow us to continue operations through 2010 and we will be required to generate revenues in excess of cash expenses in 2011 in order to continue operations. We will attempt to raise additional funds in 2010 in the event that our cash flow requirements are not satisfied by revenues. We also will look to raise additional funds in order to allow us to commence development of the Platform.

In the event that we are successful in selling $5,000,000 but less than $10,000,000 in equity capital, we will scale back our current hiring plans in 2010 but will proceed as planned with the development of a Platform. As a result of reduced funding a smaller number of games will be attempted to be produced and marketing will be delayed. It is anticipated that this lower level of funding will allow the Company to operate, based on its current plan of operations, through 2010 without the need to generate revenues or seek out additional funding. However we anticipate that due to the reduction of net proceeds available to us in such event, we will experience a   delay in introduction of the Platform until 2011 or possibly 2012. Therefore at such time additional funding will be needed if revenues from MMOGs are not sufficient to meet our cash flow needs and marketing plans.

In the event that we are successful in raising $10,000,000 in capital, we believe that based on our current projections, such funds should be sufficient for us to complete the development of the Platform and multiple MMOGs. Accordingly we believe that such proceeds will be sufficient for us to continue our planned operations throughout 2010.

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

The following summarizes our cash flows for the three months ended March 31, 2010 and 2009:

Cash flows from Operating Activities:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Net loss	$(188,200)	$(417,274)

Cash flows from Operating Activities

Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	35,980	211,676

Depreciation	279	279

Deposits	-	(2,667)

Accounts payable	(24,998)	36,575

Net cash used in operating activities	(176,939)	(171,411)

Cash flows from Financing Activities

Proceeds from note payable	20,000	-

Proceeds from comon stock subscribed	-	400,000

Proceeds from exercise of options	75,714	-

Proceeds from exercise of warrants	40,000	40,000

Net cash provided by financing activities	135,714	440,000

Net increase (decrease) in cash and cash equivalents	$(41,225)	$268,589

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At March 31, 2010 options to purchase 10,625,000 shares of common stock were outstanding under the 2008 plan.

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

For the three months ended March 31, 2010, options to purchase 2 million shares of the Company’s common stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 2.4
Expected term – 5 years
Expected volatility of stock – 41.6%
Expected dividend yield – 0%.

For the three months ended March 31, 2010, the Company recognized $31,152 of compensation expense relative to the options issued during the three months and $4,828 for previously issued options for a total of $35,980 for the three months ended March 31, 2010.  During the three months ended March 31, 2009, no options were issued and the Company recognized compensation expense of $11,676 related to the stock options.

The following table summarizes the information with respect to options to purchase 10,625,000 shares of Common Stock which are currently outstanding and exercisable under the Company’s equity incentive plan:

Exercise	Options	Remaining
Price	Outstanding	Life

$0.04	8,250,000	Five (5) years

$0.75	250,000	Five (5) years

$2.30	125,000	Five (5) years

$1.00	2,000,000

Related Party Transactions

From inception through March 31, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the three months ended March 31, 2010 and 2009, the manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $11,903 and $31,164 were incurred and reimbursed during the three months ended March 31, 2010 and 2009.

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
During the three months ended March 31, 2010, the president of the Company exercised 1 million options for a total of $20,000.

During the three months ended March 31, 2010, the manager of corporate development exercised 1,392,858 warrants for a total of $55,714.

Contractual Obligations

The Company entered into an employment agreement with Alfredo Villa, its President and Chief Executive Officer. The agreement expires in 2011. The agreement calls for a base salary of $200,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

The Company also entered into an employment agreement with Ernest Cimadamore, its Secretary and Chief Financial Officer. The agreement expires in 2011. The agreement calls for a base salary of $75,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

The Company entered into an employment agreement with Peter Pelullo, its director of Corporate Development. The agreement expires in 2011. The agreement calls for a base salary of $180,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

In addition the Company has entered into an employment agreement with Arwed-Ralf Grenzbach, its Senior Vice President of Marketing and Licensing and member of the Board of Directors.  The agreement expires in March 2013.  The agreement calls for a base salary of €150,000 per year payable in monthly installments upon funding of a private placement.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Financial Statements.

Income Taxes:

Income tax expense for the three months ended March 31, 2010 and 2009 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2010, and there was no accrual for uncertain tax positions as of March 31, 2010.

There is no income tax benefit for the losses for the three months ended March 31, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 5, 2010 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued options. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On February 22, 2010 the Company issued 892,858 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $35,714 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On March 5, 2010 the Company issued 500,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $20,000 in proceeds from such   warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On March 8, 2010 the Company issued 500,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $20,000 in proceeds from such  warrant exercise, which proceeds were utilized by the Company.

On April 13, 2010 the Company issued 1,000,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $40,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

On April 16, 2010 the Company issued 1,500,000 unregistered restricted shares of its common stock to one person upon the exercise of previously issued warrants. The Company received an aggregate of $60,000 in proceeds from such warrant exercise, which proceeds were utilized by the Company for working capital purposes.

With respect to the unregistered sales made, the Company relied on Section 4(2) of the Securities Act of 1933 as Amended (the “Act”) and/or other applicable exemptions under the Act. No advertising or general solicitation was employed in offering the securities. The securities were issued to investors, whom were existing security holder of the Company, and each purchaser was provided with access to all of the current public information available on the Company. Appropriate legends were placed on certificates for such shares  prohibiting the sale or distribution  of  such securities  without registration under the Securities Act or an applicable exemption therefrom.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None.

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

Moggle, Inc.

DATE: May 14, 2010

By:	/s/ Alfredo Villa, President
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore, Secretary,
Ernest Cimadamore, Secretary,
and Principal Financial Officer