Form 10-Q
period 2010-06-30
Moggle, Inc.
filed 2010-08-16
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of June 30, 2010 was 49,395,311 shares.

C O N T E N T S

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis or Plan of Operation	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Sales of Unregistered Securities	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		28

Item 1. Financial Statements

Moggle, Inc.
(A Development Stage Company)

Financial Statements

June 30, 2010

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	3

STATEMENTS OF OPERATIONS	4

STATEMENT OF STOCKHOLDERS' EQUITY	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7 to 16

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$103,317	$44,710
Other receivable	42,768	42,768
Deferred costs	52,677	-

TOTAL CURRENT ASSETS	198,762	87,478

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	2,372	1,814
	3,210	3,768

OTHER ASSETS
Deposit	2,667	2,667

TOTAL ASSETS	$204,639	$93,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	78,339	$63,115
Notes payable - stockholders	4,500	-

TOTAL CURRENT LIABILITIES	82,839	63,115

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2010 and
December 31, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
49,395,311 and 43,818,703 shares issued and outstanding
at June 30, 2010 and December 31, 2009	4,939	4,382

Additional paid in capital	3,836,237	3,246,778

Deficit accumulated during the development stage	(3,719,376)	(3,220,362)

STOCKHOLDERS' EQUITY	121,800	30,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$204,639	$93,913

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to June 30, 2010,
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2010	2009	2010	2009

SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	199,742	10,500	19,777	24,983	40,961
Consulting (a)	1,716,631	46,334	61,644	89,509	310,910
Payroll (b)	587,923	152,479	-	183,631	-
Professional fees	456,583	51,085	24,671	83,155	88,485
Research and development	113,269	-	30,000	-	30,000
Travel	639,827	44,182	81,294	111,503	164,743
Total operating expenses	3,713,975	304,580	217,386	492,781	635,099

OTHER INCOME (EXPENSE)
Interest income	834	1	2	2	441
Interest expense	(6,235)	(6,235)	-	(6,235)	-
	(5,401)	(6,234)	2	(6,233)	441

NET LOSS	$(3,719,376)	$(310,814)	$(217,384)	$(499,014)	$(634,658)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		48,811,769	36,788,276	47,205,117	36,404,943

(a)
– includes share-based compensation of $1,451,757 cumulative, $9,121and $13,950 for the three and six months ended June 30, 2010, and $11,464 and $23,140 for the three and six months ended June 30, 2009.

(b)	– includes share-based compensation of $587,923 cumulative, $152,479 and $183,631 for three and six months ended June 30, 2010 and $0 for the three and six months ended June 30, 2009.

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to June 30, 2010

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725	-	110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309	-	1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009 (Audited)	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of warrants	4,392,858	439	175,275	-	175,714
Exercise of options	1,000,000	100	39,900	-	40,000
Issuance of shares of common stock	183,750	18	176,704		176,722
Fair value of stock option grants	-	-	197,580	-	197,580
Net loss	-	-	-	(499,014)	(499,014)

Balance, June 30, 2010 (Unaudited)	49,395,311	4,939	3,836,237	(3,719,376)	121,800

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to June 30, 2010
And For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,719,376)	$(499,014)	$(634,658)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	759,253	197,580	23,140
Fair value of stock issued in exchange for services	1,280,427	-	200,000
Amortization of deferred costs	1,546	1,546	-
Accretion of discount on notes payable	4,500	4,500
Depreciation	2,372	558	558
Increase in assets
Other receivable	(42,768)	-	-
Deposits	(2,667)	-	(2,667)
Increase in liabilities
Accounts payable and accrued expenses	78,338	15,223	20,871

Net cash used in operating activities	(1,638,375)	(279,607)	(392,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	-

Net cash used in investing activities	(5,582)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	142,500	142,500	-
Repayment of note payable - stockholder	(20,000)	(20,000)	-
Proceeds from issuance of common stock	1,104,060	-	400,000
Proceeds from exercise of options	240,000	40,000	-
Proceeds from exercise of warrants	345,714	175,714	40,000
Stock issuance costs	(65,000)	-	(52,000)

Net cash provided by financing activities	1,747,274	338,214	388,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	103,317	58,607	(4,756)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	44,710	128,359

CASH AND CASH EQUIVALENTS - END OF PERIOD	$103,317	$103,317	$123,603

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$176,722	$176,722	$-

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  Since inception, we have concentrated our efforts on developing a business plan which was designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities. Recently, in light of the belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company have refocused its efforts towards delivering a platform technology designed to manage the under 17 age group’s online experience in a secure manner. The Compnay is attempting to develop and introduce to the marketplace over the next 12 months two U17 security management products: Virtual Piggy and Parent Match.

Virtual Piggy will be designed to provide an online Piggy Bank security service that allows parents to setup and control their children’s spending online. Parents and guardians will be able to determine who is allowed to contribute to their child’s account as well as providing notification mechanisms back to the contributors when the funds are spent. The parent can establish how much a child can spend in a single transaction and how much they can spend over time. The Virtual Piggy service tracks all spending and the parent can receive alerts and reports on spending patterns. A third-party site would prompt a child to enter their VirtualPiggy ID – when they attempt to make a transaction. This ID along with category, pricing and descriptive information about the purchase would be sent to the VirtualPiggy webservice. Based on the rules set out by the parent, VirtualPiggy would send back a Yes/No signal to the requesting service and either allow or prohibit the transaction.

ParentMatch, and its companion product, ParentPlayback, will be designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services. In addition the ID follows the child whenever they are on a computer as opposed to traditional controls which are resident on a PC by PC basis.  ParentMatch provides filtering for the parent to be able to control such areas as (i) sites a child may access; (ii) types of content they may view and (iii) who they can interact with online. ParentPlayback will provide the parent with a video transcript of their child’s online session.  Since inception, substantially all of the efforts of the Company have been developing technologies for multiplayer online role playing games.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property and equipment.  The Company anticipates establishing global markets for its technologies.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, other receivable and accounts payable.  The carrying value of cash, other receivable and accounts payable approximate fair value, because of their short maturity.  The carrying amounts of notes payable approximate fair value since the interest associated with the debt approximates the current market interest rate.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and six months ended June 30, 2010 and 2009, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Moggle, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. We are currently evaluating the impact, if any, of ASU 2009-13 on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. We are currently evaluating the impact, if any, of ASU 2009-14 on our financial position and results of operations.

Recently Adopted Accounting Pronouncements
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (ASC Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  This standard is not currently applicable to the Company

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (ASC Topic 718), Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2 – GOING CONCERN (Continued)

The Company is in the development stage at June 30, 2010.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the year ended December 31, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of Brainspark PLC (“Brainspark”) for €30,000 ($42,768).  This option has been terminated and during the three months ended June 30, 2010 Brainspark underwent a reverse stock split and has agreed to issue 265 shares of its common stock during the third quarter of 2010 in lieu of repayment.  Brainspark’s shares trade on London’s Alternative Investment Market exchange under the symbol BSP.

NOTE 4 – NOTES PAYABLE

On February 3, 2010 the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note was paid in full on April 19, 2010.

On May 20, 2010 the Company issued a promissory note to an investor in the amount of $22,500 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 33,750 shares of the Company’s common stock to the investor.  The fair value of the common stock was $30,228 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest.  Interest will be accreted on the note payable over the term of the loan and the deferred costs will be amortized over the term of the note.  The note is callable upon the earlier of December 31, 2010 or upon the Company completing a debt or equity financing in the minimum amount of $200,000.

On June 30, 2010 the Company issued a promissory note to a third party in the amount of $100,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 150,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $146,495 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest.  Interest will be accreted on the note payable over the term of the loan and the deferred costs will be amortized over the term of the note. The note is callable upon the earlier of December 31, 2010 or upon the Company completing a debt or equity financing in the minimum amount of $200,000.

NOTE 5 - INCOME TAXES

As of January 1, 2010, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during six months ended June 30, 2010, and there was no accrual for uncertain tax positions as of June 30, 2010.  Tax years from 2008 and 2009 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

 NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of  June 30, 2010, 10,625,000 options have been issued and are unexercised, and 8,375,000 options that are available to be issued under the Plan.  Of the 10,625,000 options that have been issued and are unexercised, 2,500,000 options were granted to employees and 8,125,000 options were granted to non employees.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of between 2.5% and 3.7% and expected option life of 5 years.  For the three and six months ended June 30, 2010, the Company expensed $152,479 and $183,631, and for the three and six months ended June 30, 2009, the Company expensed $0, relative to employee options granted.  As of June 30, 2010, there was $1,646,124 of unrecognized compensation expense related to non-vested market-based share awards.

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

For the three and six months ended June 30, 2010 and for the period from February 11, 2008 (Date of Inception) to June 30, 2010, the Company expensed $152,479, $183,631 and $587,923 relative to 8 million employee options granted.  As of June 30, 2010, there was $1,646,124 of unrecognized expense related to options of employees which will be recognized over the terms of the agreements through March 31, 2013.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to June 30, 2010 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,000,000	1.00	1.00
Exercised	(1,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, June 30, 2010	2,500,000	$.04 & $1.00	$0.81

Exercisable, June 30, 2010	500,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, June 30, 2010 (years)	2.7

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

For the three and six months ended June 30, 2010 and for the period from February 11, 2008 (Date of Inception) to June 30, 2010, the Company expensed $9,121, 13,950 and $1,451,757 relative to 8,625,000 non-employee options granted.  As of June 30, 2010, there was $13,949 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through December 31, 2010.

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to June 30, 2010 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	.04 to .75
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04 & $.75	$0.04

Granted	125,000	2.30	2.30
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04. $.75 & $2.30	$0.09

Granted	-	-	-
Exercised	(4,392,858)	0.04	0.04
Expired	-	-	-

Outstanding, June 30, 2010	14,432,144	$0.04	$0.10

Exercisable, June 30, 2010	14,432,144	$0.04. $.75 & $2.30	$0.10

Weighted Average Remaining Life,
Exercisable, June 30, 2010 (years)	1.8

NOTE 8 – OPERATING LEASES

For the six months ended June 30, 2010 and 2009 total rent expense under leases amounted to $14,383 and $8,485.  For the three months ended June 30, 2010 and 2009 total rent expense amounted to $5,808 and $7,051.  At June 30, 2010, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2010	16,770
2011	11,180

$27,950

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the six months ended June 30, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $11,903 and $79,351 were incurred and reimbursed during the six months ended June 30, 2010 and 2009.

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued.

On July 16, 2010, the Company received $25,000 in return for a promissory note bearing interest at 6%.  This promissory note may be called upon the earlier of December 31, 2010 or upon the completion of an equity or debt financing by the Company in the minimum amount of $200,000.  In addition, the Company shall issue the lender 37,500 shares of the Company’s common stock.

On August 4, 2010, the Company received $50,000 in return for a promissory note bearing interest at 6%.  This promissory note may be called upon the earlier of December 31, 2010 or upon the completion of an equity or debt financing by the Company in the minimum amount of $200,000.  In addition, the Company shall issue the lender 75,000 shares of the Company’s common stock.

On August 6, 2010, the Company received $125,000 in return for a promissory note bearing interest at 6%.  This promissory note may be called upon the earlier of December 31, 2010 or upon the completion of an equity or debt financing by the Company in the minimum amount of $200,000.  In addition, the Company shall issue the lender 187,500 shares of the Company’s common stock.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. Since inception, we have concentrated our efforts on developing a business plan which was designed to allow us to create our massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities. Recently, in light of our belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, we have refocused our efforts towards delivering a platform technology designed to manage the under 17 age group’s online experience in a secure manner. We are attempting to develop and introduce to the marketplace over the next 12 months two U17 security management products: Virtual Piggy and Parent Match.

Virtual Piggy will be designed to provide an online Piggy Bank security service that allows parents to setup and control their children’s spending online. Parents and guardians will be able to determine who is allowed to contribute to their child’s account as well as providing notification mechanisms back to the contributors when the funds are spent. The parent can establish how much a child can spend in a single transaction and how much they can spend over time. The Virtual Piggy service tracks all spending and the parent can receive alerts and reports on spending patterns. A third-party site would prompt a child to enter their VirtualPiggy ID – when they attempt to make a transaction. This ID along with category, pricing and descriptive information about the purchase would be sent to the VirtualPiggy webservice. Based on the rules set out by the parent, VirtualPiggy would send back a Yes/No signal to the requesting service and either allow or prohibit the transaction.

ParentMatch, and its companion product, ParentPlayback, will be designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services. In addition the ID follows the child whenever they are on a computer as opposed to traditional controls which are resident on a PC by PC basis.  ParentMatch provides filtering for the parent to be able to control such areas as (i) sites a child may access; (ii) types of content they may view and (iii) who they can interact with online. ParentPlayback will provide the parent with a video transcript of their child’s online session.

Results of Operations

Comparison of the Three Month Periods Ended June 30, 2010 and 2009

The following discussion analyzes our results of operations for the three months ended June 30, 2010 and 2009. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended June 30, 2010 and 2009

We incurred a net loss of $310,814 for the three months ended June 30, 2010, an increase of $93,430 from a net loss of $217,384 for the three months ended June 30, 2009 on zero net revenue for both three month periods.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Revenues	$-	$-

General and administrative	10,500	19,777

Consulting	46,334	61,644

Payroll	152,479	-

Professional fees	51,085	24,671

Research and development	-	30,000

Travel	44,182	81,294

Interest expense	6,235

Interest income	(1)	(2)

NET LOSS	$(310,814)	$(217,384)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average
Outstanding Shares	48,811,769	36,788,276

Compensation Expense of Stock Options	$161,600	$11,464

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended June 30, 2010 and 2009.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended June 30, 2010 and 2009:

a)  General and Administrative expenses: For the three months ended June 30, 2010 general and administrative expenses were $10,500, a decrease of $9,277 from $19,777 for the three months ended June 30, 2009.

b) Consulting Expense: For the three months ended June 30, 2010, consulting expenses were $46,334, a decrease of $15,310 from $61,644 for the three months ended June 30, 2009.  This decrease resulted from a reduction in consultants and stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended June 30, 2010 the Company incurred $152,479 of compensation expenses as compared to $0 for the three months ended June 30, 2009, an increase of $152,479.  The increase resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the three months ended June 30, 2010. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d) Professional Fees: During the three months ended June 30, 2010, the Company incurred $51,085 of professional fees as compared to $24,671 for the three months ended June 30, 2009, an increase of $26,414.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities including the preparation and filing by the Company  of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

e)  Research and Development:  During the three months ended June 30, 2010, the Company incurred $0 of research and development expenses as compared to $30,000 for the three months ended June 30, 2009, a decrease of $30,000.  The decrease was the result of the Company temporarily discontinuing development on its MMOG platform, in order to conserve cash.

f) Travel: For the three months ended June 30, 2010 travel expenses were $44,182, a decrease of $37,112 from $81,294 for the three months ended June 30, 2009.  The decrease related to the conservation of cash while the expenses incurred are associated with corporate development and raising capital for the Company.

g) Interest: For the three months ended June 30, 2010 interest expense was $6,235, as compared to $0 for the three months ended June 30, 2009, an increase of $6,235.  Interest expense was a result of notes payable received from stockholders and the Company’s common stock issued in conjunction with those notes payable.

Comparison of the Six Month Period Ended June 30, 2010 and 2009

The following discussion analyzes our results of operations for the six months ended June 30, 2010 and 2009. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Six Months Ended June 30, 2010 and 2009

We incurred a net loss of $499,014 for the six months ended June 30, 2010, a decrease of $135,644 from a net loss of $634,658 for the three months ended June 30, 2009 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Revenues	$-	$-

General and administrative	24,983	40,961

Consulting	89,509	310,910

Payroll	183,631	-

Professional fees	83,155	88,485

Research and development	-	30,000

Travel	111,503	164,743

Interest expense	6,235	-

Interest income	(2)	(441)

NET LOSS	$(499,014)	$(634,658)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.02)

Basic and Diluted Weighted Average
Outstanding Shares	47,205,117	36,404,943

Compensation Expense of Stock Options	$197,581	$23,140

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the six months ended June 30, 2010 and 2009.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the six months ended June 30, 2010 and 2009:

a)  General and Administrative expenses: For the six months ended June 30, 2010 general and administrative expenses were $24,983, a decrease of $15,978 from $40,961 for the six months ended June 30, 2009.  This decrease resulted primarily from lower filing fees relative to public filings for the six months ended June 30, 2010.

b) Consulting Expense: For the six months ended June 30, 2010, consulting expenses were $89,509, a decrease of $221,401 from $310,910 for the six months ended June 30, 2009.  This decrease resulted from a reduction in consultants and stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the six months ended June 30, 2010 the Company incurred compensation expense of $183,631 as compared to $0 for the six months ended June 30, 2009, an increase of $183,631.  The increase resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the six months ended June 30, 2010. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d) Professional Fees: During the six months ended June 30, 2010, the Company incurred $83,155 of professional fees as compared to $88,485 for the six months ended June 30, 2009, a decrease of $5,330.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities, including the preparation and filing by the Company  of a Registration Statement under the Securities Act of 1933, as amended, related to certain of its securities (the “Registration Statement”).

e)  Research and Development:  During the six months ended June 30, 2010, the Company incurred $0 of research and development expenses as compared to $30,000 for the six months ended June 30, 2009, a decrease of $30,000.  The decrease was the result of the Company temporarily discontinuing development on its MMOG platform, in order to conserve cash.

f) Travel: For the six months ended June 30, 2010 travel expenses were $111,503, a decrease of $53,240 from $164,743 for the six months ended June 30, 2009.  The decrease related to the conservation of cash while the expenses incurred are associated with corporate development and raising capital for the Company.

g) Interest: For the six months ended June 30, 2010 interest expense was $6,235, as compared to $0 for the six months ended June 30, 2009, an increase of $6,235.  Interest expense was a result of notes payable received from stockholders and the Company’s common stock issued in conjunction with those notes payable.

Liquidity and Capital Resources

We had cash on hand of $103,317 as of June 30, 2010 and $263,758 as of August 16, 2010.   Since we have not realized any revenues, these funds were generated through the sale of stock to our founders and initial investors. Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through June 30, 2010 we have paid FXLabs an aggregated of $100,024 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. Our existing cash on hand will not be sufficient for us to complete our original  business plans of developing the Platform and MMOGs. The Company has recently decided to redirect its focus away from the development of a fully functioning Platform and MMOGs and concentrate on delivering platform technology products designed to manage the under 17 age group’s online experience. We are attempting to develop and introduce to the marketplace over the next 12 months two U17 platform management products: Virtual Piggy and Parent Match. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Virtual Piggy and Parent Match products. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement.  In September 2009, the Company filed a new registration statement seeking to raise up to an additional $12,000,000.  Through the date of this Report we have raised only $100,000 under such new registration statement.  The Company has ceased the offer and sale of shares under the new Registration Statement and is determining whether to withdraw it or file an amendment thereto. The Company’s business plans are dependent on the Company ability to raise capital, through private sales of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities.  There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of our Virtual Piggy and Parent Match products, and implementing a sales and marketing effort to introduce these products to the marketplace.

Even if we are successful in raising sufficient capital in order to complete the development of our Virtual Piggy and Parent Match products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. If we are successful in raising a minimum of $2,000,000 by December 31, 2010, we project that our Virtual Piggy and Parent Match products will not be ready for full scale introduction to the marketplace until 2011.  Accordingly we do not project that significant revenue will be developed until late 2011 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy and Parent Match products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy and Parent Match products are actually developed in accordance with our plans regarding delivering platform technology products designed to manage the under 17 age group’s online experience. However there can be no assurance that our belief will be realized. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and Parent Match products.  Moreover there can be no assurance that even if our Virtual Piggy and Parent Match products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail. Based on our current projections, we believe that should we raise a minimum of $2,000,000 of which there can be no assurance, such proceeds will be sufficient for us to continue our planned operations through June 30, 2011 and complete and bring to market the Virtual Piggy and Parent Match products. Should we have available capital we may also seek to develop additional online security products. Until such time  that the Virtual Piggy and Parent Match products are actually developed and marketed and  we have available capital of a minimum of $4,000,000 of which there can be no assurance, we do not anticipate devoting additional resources to the development of the Platform and/or MMOGs.

During the next twelve months, our ability to execute on our current plan of operations to develop and market both the Virtual Piggy and Parent Match products is dependent on raising a minimum of $2,000,000 in proceeds from the sale of equity capital. In the event we are unsuccessful in this regard we will attempt to  seek out alternative forms of financing and/or attempt to enter into joint ventures or partnerships in order to raise sufficient funds to attempt to execute on our business plans to develop the Platform and multiple MMOGs.  In the event that we are unsuccessful in these efforts we will utilize our existing cash to attempt to complete the development of the Virtual Piggy product.

In the event that we are successful in raising up to $1,000,000  in funding, our plan of operations will change to focus on the development of only the Virtual Piggy Product. We believe that such proceeds will allow us to continue operations through 2010 and we will be required to generate revenues in excess of cash expenses in 2011 in order to continue operations. We will attempt to raise additional funds in the event that our cash flow requirements are not satisfied by revenues. We also will look to raise additional funds in order to allow us to commence development of the Parent Match product.

The foregoing use of proceeds and project implementation projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Therefore, the actual results of operations are likely to vary from the projections and such variations may be material and adverse to the Company. Therefore the projections are included solely to give prospective investors information concerning the Company’s estimates of future operating results based on our assumptions and no assurance can be given that such results will be achieved. The Company reserves the right to conduct its business in a manner different from that set forth in the assumptions as changing circumstances may require. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Virtual Piggy and Parent Match products Therefore, we cannot provide any assurances that the Virtual Piggy and Parent Match products can be completed within our projections. In case of budget over-runs and additional expansions, we may choose to finance such capital expenditures through the issuance of additional equity or debt securities, by obtaining a credit facility or by some other financing mechanism. If we choose to seek financing for such expenditures, we cannot provide any assurances that such financing will be available on terms reasonably acceptable to us or at all.

The following summarizes our cash flows for the six months ended June 30, 2010 and 2009:

Cash flows from Operating Activities:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Net loss	$(499,014)	$(634,658)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	197,580	223,140

Amortization of deferred costs	1,546	-

Accretion of discount on notes payable	4,500	-

Depreciation	558	558

Deposit	-	(2,667)

Accounts payable	15,223	20,871

Net cash used in operating activities	(279,607)	(392,756)

Cash flows from Financing Activities

Proceeds from notes payable, net	122,500	-

Proceeds from issuance of common stock	-	400,000

Proceeds from exercise of options/warrants	215,714	40,000

Stock issuance costs	-	(52,000)

Net cash provided by financing activities	338,214	388,000

Net increase (decrease) in cash and cash equivalents	$58,607	$(4,756)

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At June 30, 2010 options to purchase 10,625,000 shares of common stock were outstanding under the 2008 plan.

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

For the six months ended June 30, 2010, options to purchase 2 million shares of the Company’s common stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 2.4
Expected term – 5 years
Expected volatility of stock – 41.6%
Expected dividend yield – 0%.

For the six months ended June 30, 2010, the Company recognized $183,631 of compensation expense relative to the options issued during the six months and $13,950 for previously issued options for a total of $197,581 for the six months ended June 30, 2010.  During the six months ended June 30, 2009, no options were issued and the Company recognized compensation expense of $23,140 related to the stock options.

The following table summarizes the information with respect to options to purchase 10,625,000 shares of Common Stock which are currently outstanding and exercisable under the Company’s equity incentive plan:

Exercise	Options	Remaining
Price	Outstanding	Life

$0.04	8,250,000	2.7 Years

$0.75	250,000	2.9 Years

$2.30	125,000	4.2 Years

$1.00	2,000,000	4.7 Years

Related Party Transactions

From inception through June 30, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the six months ended June 30, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $11,903 and $79,351 were incurred and reimbursed during the six months ended June 30, 2010 and 2009.

3D Financial Corp Limited (“3D”), the Company’s largest shareholder is owned by Alfredo Villa, the Company’s President, Chief Executive Officer and Director and Peter Pelullo, the Company’s former .manager of corporate development. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the six months ended June 30, 2010, the president of the Company exercised 1 million options for a total of $20,000.

During six months ended June 30, 2010, the former manager of corporate development exercised 1,392,858 warrants for a total of $55,714.

During the six months ended June 30, 2010, the former manager of corporate development loaned the Company $22,500 pursuant to a promissory note bearing interest at the rate of 6%. In connection with such loan, the Company issued 33,750 shares of restricted common stock. See Note 4 to the financial Statements.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Financial Statements.

Income Taxes:

Income tax expense for the six months ended June 30, 2010 and 2009 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2010, and there was no accrual for uncertain tax positions as of June 30, 2010.

There is no income tax benefit for the losses for the six months ended June 30, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

On May 20 2010 the Company issued  33,750  unregistered restricted shares of its common stock to one person in connection with such person providing a $22,500 loan to the Company. The Company recorded the fair value of such shares ($30,228) as a discount to the note payable.

On June 30,  2010 the Company issued  150,000  unregistered restricted shares of its common stock to one person in connection with such person providing a $100,000 loan to the Company. The Company recorded the fair value of such shares ($146,495) as a discount to the note payable.

On July 16, 2010, the Company issued  37,500  unregistered restricted shares of its common stock to one person in connection with such person providing a $25,000 loan to the Company. The Company recorded the fair value of such shares ($33,687) as a discount to the note payable.

On August 4, 2010, the Company issued  75,000  unregistered restricted shares of its common stock to one person in connection with such person providing a $50,000 loan to the Company. The Company recorded the fair value of such shares ($54,519) as a discount to the note payable.

On August 6, 2010, the Company issued  187,500  unregistered restricted shares of its common stock to one person in connection with such person providing a $125,000 loan to the Company. The Company recorded the fair value of such shares ($135,857) as a discount to the note payable.

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

Moggle, Inc.

DATE: August 16, 2010

By:	/s/Alfredo Villa
Alfredo Villa, President
and Principal Executive Financial Officer

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary,
and Principal Financial Officer