Form 10-Q
period 2010-09-30
Moggle, Inc.
filed 2010-11-15
CIK 1437283

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September  30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 30 , 2010 was 51,760,311 shares.

C O N T E N T S

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis or Plan of Operation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Sales of Unregistered Securities	28

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

SIGNATURES		29

Item 1. Financial Statements

Moggle, Inc.
(A Development Stage Company)

Financial Statements

September 30, 2010

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	3

STATEMENTS OF OPERATIONS	4

STATEMENT OF STOCKHOLDERS' EQUITY	5

STATEMENTS OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7 to 17

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$258,081	$44,710
Other receivable	-	42,768
Prepaid expenses	28,235	-
Deferred costs	7,440	-

TOTAL CURRENT ASSETS	293,756	87,478

PROPERTY AND EQUIPMENT
Computer equipment	5,582	5,582
Less: accumulated depreciation	2,652	1,814
	2,930	3,768

OTHER ASSETS
Deposit	2,667	2,667

TOTAL ASSETS	$299,353	$93,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	63,233	$63,115
Notes payable	33,167	-

TOTAL CURRENT LIABILITIES	96,400	63,115

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at September 30, 2010 and
December 31, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
51,760,311 and 43,818,703 shares issued and outstanding
at September 30, 2010 and December 31, 2009	5,176	4,382

Additional paid in capital	4,619,569	3,246,778

Deficit accumulated during the development stage	(4,421,792)	(3,220,362)

STOCKHOLDERS' EQUITY	202,953	30,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$299,353	$93,913

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to September 30, 2010,
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2010	2009	2010	2009

SALES	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	293,447	93,705	33,374	118,688	74,335
Consulting (a)	1,744,221	27,590	48,009	117,099	358,919
Payroll (b)	740,467	152,544	-	336,175	-
Professional fees	519,048	62,465	28,754	145,620	117,239
Research and development	131,442	18,173	62,024	18,173	92,024
Travel	641,416	1,589	50,754	113,092	215,497
Total operating expenses	4,070,041	356,066	222,915	848,847	858,014

OTHER INCOME (EXPENSE)
Interest income	834	-	1	2	442
Interest expense	(352,585)	(346,350)	-	(352,585)	-
	(351,751)	(346,350)	1	(352,583)	442

NET LOSS	$(4,421,792)	$(702,416)	$(222,914)	$(1,201,430)	$(857,572)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		50,634,061	38,188,276	48,348,099	36,999,387

(a)
– includes share-based compensation of $1,458,761 cumulative, $7,004 and $20,954 for the three and nine months ended September 30, 2010, and $14,739 and $237,879 for the three and nine months ended September 30, 2009.

(b)	– includes share-based compensation of $740,467 cumulative, $152,544 and $336,175 for three and nine months ended September 30, 2010 and $0 for the three and nine months ended September 30, 2009.

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to September 30, 2010

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725	-	110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309	-	1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009 (Audited)	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of warrants	4,392,858	439	175,275	-	175,714
Exercise of options	1,000,000	100	39,900	-	40,000
Issuance of shares of common stock	2,548,750	255	800,487		800,742
Fair value of stock option grants	-	-	357,129	-	357,129
Net loss	-	-	-	(1,201,430)	(1,201,430)

Balance, September 30, 2010 (Unaudited)	51,760,311	5,176	4,619,569	(4,421,792)	202,953

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to September 30, 2010
And For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,421,792)	$(1,201,430)	$(857,572)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	918,803	357,129	37,879
Fair value of stock issued in exchange for services	1,280,427	-	200,000
Amortization of deferred costs	70,802	70,802	-
Accretion of discount on notes payable	280,667	280,667	-
Depreciation	2,651	837	837
Provision for bad debt	42,768	42,768	-
Increase in assets
Other receivable	(42,768)	-	(42,768)
Prepaid expenses	(28,235)	(28,235)	-
Deposits	(2,667)	-	(2,667)
Increase in liabilities
Accounts payable and accrued expenses	63,233	119	28,832

Net cash used in operating activities	(1,836,111)	(477,343)	(635,459)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(5,582)	-	-

Net cash used in investing activities	(5,582)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	247,500	247,500	-
Repayment of note payable - stockholders	(247,500)	(247,500)	-
Proceeds from notes payable	75,000	75,000	-
Proceeds from issuance of common stock	1,504,060	400,000	500,000
Proceeds from exercise of options	240,000	40,000	100,000
Proceeds from exercise of warrants	345,714	175,714	40,000
Stock issuance costs	(65,000)	-	(65,000)

Net cash provided by financing activities	2,099,774	690,714	575,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	258,081	213,371	(60,459)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	44,710	128,359

CASH AND CASH EQUIVALENTS - END OF PERIOD	$258,081	$258,081	$67,900

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$400,742	$400,742	$-

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  Since inception, the Company has concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who the Company believes will assist in developing the Platform and meet the business goals, conducting market research regarding the MMOG industry and the Platform and planned MMOGs, and other pre-marketing activities. Recently, in light of the Company’s belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company  has refocused its efforts towards delivering a platform technology designed to manage the under 17 age group’s online experience in a secure manner.  The Company is attempting to develop and introduce to the marketplace over the next 12 months two U17 security management products: Virtual Piggy and Parent Match.

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2010 and 2009, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

As of September 30, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company is in the development stage at September 30, 2010.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the year ended December 31, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of Brainspark PLC (“Brainspark”) for €30,000 ($42,768).  This option has been terminated and during the three months ended June 30, 2010 Brainspark underwent a reverse stock split.  As of September 30, 2010, the Company does not believe that this amount is collectible and wrote off the $42,768.

NOTE 4 – NOTES PAYABLE

On February 3, 2010 the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note was paid in full on April 19, 2010.

On May 20, 2010 the Company issued a promissory note to an investor in the amount of $22,500 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 33,750 shares of the Company’s common stock to the investor.  The fair value of the common stock was $30,228 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest.  The note was repaid on August 12, 2010 and interest was accreted on the note payable and the deferred costs were amortized through August 12, 2010.

On June 30, 2010 the Company issued a promissory note to a third party in the amount of $100,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 150,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $146,495 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010 and interest was accreted on the note payable and the deferred costs were amortized through August 18, 2010.

On July 16, 2010 the Company issued a promissory note to a third party in the amount of $25,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 37,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $33,681 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest. Interest will be accreted on the note payable over the term of the note and the deferred costs will be amortized over the term of the note.  The note is callable upon the earlier of December 31, 2010 or upon the company completing a debt or equity financing in the minimum amount of $200,000.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – NOTES PAYABLE (Continued)

On August 4, 2010 the Company issued a promissory note to a third party in the amount of $50,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 75,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $54,509 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. Interest will be accreted on the note payable over the term of the note and the deferred costs will be amortized over the term of the note.  The note is callable upon the earlier of December 31, 2010 or upon the company completing a debt or equity financing in the minimum amount of $200,000.

On August 6, 2010 the Company issued a promissory note to a third party in the amount of $125,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 187,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $135,831 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010 and interest was accreted on the note payable and the deferred costs were amortized through August 18, 2010.

NOTE 5 - INCOME TAXES

As of January 1, 2010, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during nine months ended September 30, 2010, and there was no accrual for uncertain tax positions as of September 30, 2010.  Tax years from 2008 and 2009 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

In August 2010, the Company retired 400,000 non-employee options with exercise prices of $.04 in exchange for the issuance of 65,000 shares to the option holders.  No additional compensation expense was recorded as the fair value of the options exceeded the value of the stock that was issued.

On August 17, 2010, the Company sold 2,000,000 shares to investors, which raised proceeds of $400,000.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

 NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2010, 10,825,000 options have been issued and are unexercised, and 8,175,000 options that are available to be issued under the Plan.  Of the 10,825,000 options that have been issued and are unexercised, 3,000,000 options were granted to employees and 7,825,000 options were granted to non employees.

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

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of between 35.2% to 58.3%, risk free interest rate of between 1.5% and 3.7% and expected option life of 5 years.  For the three and nine months ended September 30, 2010, the Company expensed $159,548and $357,129, and for the three and nine months ended September 30, 2009, the Company expensed $0, relative to options granted.  As of September 30, 2010, there was $1,504,885 of unrecognized compensation expense related to non-vested market-based share awards.

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

On August 20, 2010 the Company issued the Chief Financial Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,012.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 36.7%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On September 13, 2010 the Company issued the Chief Executive Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $1,676.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

For the three and nine months ended September 30, 2010 and for the period from February 11, 2008 (Date of Inception) to September 30, 2010, the Company expensed $152,544, $336,175 and $740,467 relative to 8.5 million employee options granted.  As of September 30, 2010, there was $1,497,269 of unrecognized expense related to options of employees which will be recognized over the terms of the agreements through September 30, 2013.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees from February 11, 2008 (date of inception) to September 30, 2010 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,500,000	.75 & 1.00	.75 & 1.00
Exercised	(1,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, September 30, 2010	3,000,000	$.04 to $1.00	$0.80

Exercisable, September 30, 2010	500,000	$0.04	$0.04

Weighted Average Remaining Life,
Exercisable, September 30, 2010 (years)	2.4

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On September 13, 2010 the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $670.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

For the three and nine months ended September 30, 2010 and for the period from February 11, 2008 (Date of Inception) to September 30, 2010, the Company expensed $7,004, $20,954 and $1,458,761 relative to 8,325,000 non-employee options granted.  As of September 30, 2010, there was $7,616 of unrecognized expense related to options of non-employees which will be recognized over the terms of the agreements through September 31, 2013.

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to September 30, 2010 is as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	.04 to .75
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04 & $.75	$0.04

Granted	125,000	2.30	2.30
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04. $.75 & $2.30	$0.09

Granted	100,000	0.75	0.75
Exercised	(4,392,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, September 30, 2010	14,132,144	$0.04	$0.11

Exercisable, September 30, 2010	14,132,144	$0.04, $.75 & $2.30	$0.11

Weighted Average Remaining Life,
Exercisable, September 30, 2010 (years)	1.6

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – OPERATING LEASES

For the nine months ended September 30, 2010 and 2009 total rent expense under leases amounted to $25,808 and $17,233.  For the three months ended September 30, 2010 and 2009 total rent expense amounted to $11,470 and $8,748.  At September 30, 2010, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2010	8,385
2011	11,180

$19,565

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the nine months ended September 30, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $14,587 were incurred and reimbursed during the nine months ended September 30, 2010 and expenses totaling $105,313 were incurred and $100,313 were reimbursed during the nine months ended September 30, 2009.

Prior to becoming the Chief Financial Officer (“CFO”) of the Company, the CFO’s accounting firm was providing accounting services to the Company.  As of September 30, 2010, there were unpaid fees due that firm of $13,025.

NOTE 10 – SUBSEQUENT EVENTS

On October 30, 2010 the Company issued five consultants options to purchase a total of 420,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,556.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 34.8%, risk free interest rate of 1.2% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

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

Results of Operations

Comparison of the Three Month Periods Ended September 30, 2010 and 2009

The following discussion analyzes our results of operations for the three months ended September 30, 2010 and 2009. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended September 30, 2010 and 2009

We incurred a net loss of $702,416 for the three months ended September 30, 2010, an increase of $479,502 from a net loss of $222,914 for the three months ended September 30, 2009 on zero net revenue for both three month periods.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Revenues	$-	$-

General and administrative	93,705	33,374

Consulting	27,590	48,009

Payroll	152,544	-

Professional fees	62,465	28,754

Research and development	18,173	62,024

Travel	1,589	50,754

Interest expense	346,350	-

Interest income	-	(1)

NET LOSS	$702,416	$222,914

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average
Outstanding Shares	50,634,061	38,188,276

Compensation Expense of Stock Options	$159,548	$14,739

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the three months ended September 30, 2010 and 2009.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended September 30, 2010 and 2009:

a)  General and Administrative expenses: For the three months ended September 30, 2010 general and administrative expenses were $93,705, an increase of $60,331 from $33,374 for the three months ended September 30, 2009.  The increase resulted from increases in the bad debt expense related to the Brainspark receivable of $42,768, board fees of $21,000, approximate computer expenses of $3,700, and rent in the approximate amount of $2,500 as a result of the new office being in place for nine months in 2010 as opposed to eight months in 2009.  These increases were offset by reductions in office supplies for the nine months ended September 30, 2010, approximating $11,000, as a result of the new office being fully established in 2009.

b) Consulting Expense: For the three months ended September 30, 2010, consulting expenses were $27,590, a decrease of $20,419 from $48,009 for the three months ended September 30, 2009.  This decrease resulted from a reduction in consultants and stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended September 30, 2010 the Company incurred $152,544 of compensation expenses as compared to $0 for the three months ended September 30, 2009, an increase of $152,544.  The increase resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the three months ended September 30, 2010, as well as option grants in previous months. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d) Professional Fees: During the three months ended September 30, 2010, the Company incurred $62,465 of professional fees as compared to $28,754 for the three months ended September 30, 2009, an increase of $33,711.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities.

e)  Research and Development:  During the three months ended September 30, 2010, the Company incurred $18,173 of research and development expenses as compared to $62,024 for the three months ended September 30, 2009, a decrease of $43,851.  The decrease was the result of the Company temporarily discontinuing development on its MMOG platform, in order to conserve cash.

f) Travel: For the three months ended September 30, 2010 travel expenses were $1,589, a decrease of $49,165 from $50,754 for the three months ended September 30, 2009.  The decrease related to the conservation of cash while the expenses incurred are associated with corporate development and raising capital for the Company.

g) Interest: For the three months ended September 30, 2010 interest expense was $346,350, as compared to $0 for the three months ended September 30, 2009, an increase of $346,350.  Interest expense was a result of notes payable received from stockholders and the Company’s common stock issued in conjunction with those notes payable.

Comparison of the Nine Months Ended September 30, 2010 and 2009

The following discussion analyzes our results of operations for the nine months ended September 30, 2010 and 2009. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2010 and 2009

We incurred a net loss of $1,201,430 for the nine months ended September 30, 2010, an increase of $343,858 from a net loss of $857,572 for the nine months ended September 30, 2009 on zero net revenue for both periods.  The following is a summary of the components of such losses:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Revenues	$-	$-

General and administrative	118,688	74,335

Consulting	117,099	358,919

Payroll	336,175	-

Professional fees	145,620	117,239

Research and development	18,173	92,024

Travel	113,092	215,497

Interest expense	352,585	-

Interest income	(2)	(442)

NET LOSS	$1,201,430	$857,572

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.02)

Basic and Diluted Weighted Average
Outstanding Shares	48,348,099	36,999,387

Compensation Expense of Stock Options	$357,129	$237,879

Lack of Revenue:    As is common with a company in the development stage, the Company had no revenue for the nine months ended September 30, 2010 and 2009.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the nine months ended September 30, 2010 and 2009:

a)  General and Administrative expenses: For the nine months ended September 30, 2010 general and administrative expenses were $118,688, an increase of $44,353 from $74,335 for the nine months ended September 30, 2009.  .  The increase resulted from increases in the bad debt expense related to the Brainspark receivable of $42,768, board fees of $21,000, approximate computer expenses of $8,000, and occupancy costs in the approximate amount of $6,000 as a result of the new office being in place for nine months in 2010 as opposed to eight months in 2009.  These increases were offset by reductions in office supplies for the nine months ended September 30, 2010, approximating $10,000, as a result of the new office being fully established in 2009, reductions in video and logo animation approximating $8,000 and filing fees approximating $13,000.

b) Consulting Expense: For the nine months ended September 30, 2010, consulting expenses were $117,099, a decrease of $241,820 from $358,919 for the nine months ended September 30, 2009.  This decrease resulted from a reduction in consultants and stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the nine months ended September 30, 2010 the Company incurred compensation expense of $336,175 as compared to $0 for the nine months ended September 30, 2009, an increase of $336,175.  The increase resulted from the fair market value of option grants for options to purchase shares of the Company’s common stock for the nine months ended September 30, 2010. The Black Scholes option pricing model was used to calculate the fair value of the options granted.

d) Professional Fees: During the nine months ended September 30, 2010, the Company incurred $145,620 of professional fees as compared to $117,239 for the nine months ended September 30, 2009, an increase of $28,381.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities.

e)  Research and Development:  During the nine months ended September 30, 2010, the Company incurred $18,173 of research and development expenses as compared to $92,024 for the nine months ended September 30, 2009, a decrease of $73,851.  The decrease was the result of the Company temporarily discontinuing development on its MMOG platform, in order to conserve cash.

f) Travel: For the nine months ended September 30, 2010 travel expenses were $113,092, a decrease of $102,405 from $215,497 for the nine months ended September 30, 2009.  The decrease related to the conservation of cash while the expenses incurred are associated with corporate development and raising capital for the Company.

g) Interest: For the nine months ended September 30, 2010 interest expense was $352,585, as compared to $0 for the nine months ended September 30, 2009, an increase of $352,585.  Interest expense was a result of notes payable received from stockholders and the Company’s common stock issued in conjunction with those notes payable.

Liquidity and Capital Resources

We had cash on hand of $258,081 as of September 30, 2010 and $606,486 as of November 15, 2010 Since our inception, we have been operating the Company in a minimalistic manner due to limited cash resources. Rather than fully implementing our business plan, we have utilized funds to research and develop our business plan and begin creating a demonstration model showing a small portion of what our Platform will be designed to accomplish. In May 2009 we entered into an agreement with FXLabs to assist us in the construction of the first phase of the Platform. Through June 30, 2010 we have paid FXLabs an aggregate of $100,024 in consulting fees in connection with such work. We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. Our existing cash on hand will not be sufficient for us to complete our original  business plans of developing the Platform and MMOGs. The Company has recently decided to redirect its focus away from the development of a fully functioning Platform and MMOGs and concentrate on delivering platform technology products designed to manage the under 17 age group’s online experience. We are attempting to develop and introduce to the marketplace over the next 12 months two U17 platform management products: Virtual Piggy and Parent Match. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to develop our Virtual Piggy and Parent Match products. Management’s principal strategy to accomplish that task is through the future sale of equity in the Company.  The Company initially intended to rely on proceeds from the public sale of 12,000,000 shares of its common stock at a price of $1.00 per share pursuant to the Registration Statement, which was originally filed in July 2008, to raise the required working capital. However the Company raised only $2,560 under the Registration Statement through the sale of 2,560 shares of common stock.  In October 2008, the Company withdrew the remaining 11,997,440 shares of common stock from registration under the Registration Statement.  In September 2009, the Company filed a new registration statement seeking to raise up to an additional $12,000,000.  Through the date of this Report we have raised only $100,000 under such new registration statement.  The Company has ceased the offer and sale of shares under the new Registration Statement and intends to withdraw it. The Company’s business plans are dependent on the Company ability to raise capital, through private sales of our Common Stock and/or Preferred Stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities.  There is no assurance that the Company will raise sufficient capital in order to meet its goals of completing the development of our Virtual Piggy and Parent Match products, and implementing a sales and marketing effort to introduce these products to the marketplace.

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

The following summarizes our cash flows for the nine months ended September 30, 2010 and 2009:

Cash flows from Operating Activities:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2010	2009

Net loss	$(1,201,430)	$(857,572)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	357,129	237,879

Amortization of deferred costs	70,802	-

Accretion of discount on notes payable	280,667	-

Depreciation	837	837

Provision for bad debt	42,768	-

Other receivable	-	(42,768)

Prepaid expenses	(28,235)	-

Deposit	-	(2,667)

Accounts payable and accrued expenses	119	28,832

Net cash used in operating activities	(477,343)	(635,459)

Cash flows from Financing Activities

Proceeds from notes payable, net	75,000	-

Proceeds from issuance of common stock	400,000	500,000

Proceeds from exercise of options/warrants	215,714	140,000

Stock issuance costs	-	(65,000)

Net cash provided by financing activities	690,714	575,000

Net increase (decrease) in cash and cash equivalents	$213,371	$(60,459)

On March 3, 2008, the Company adopted an equity incentive plan which authorized the issuance of stock options to officers, directors, employees and consultants of the Company. The total number of shares of common stock reserved for issuance under the plan is 25,000,000 shares subject to adjustment in the event of stock split, dividend, recapitalization or other similar capital change. At September 30, 2010 options to purchase 10,865,000 shares of common stock were outstanding under the 2008 plan.

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

For the nine months ended September 30, 2010, options to purchase 2.6 million shares of the Company’s common stock were granted. The Black Scholes option pricing model was used to calculate the fair value of the options granted.  The following assumptions were used in the fair value calculations:

Risk free rate – 1.4% to 2.4%
Expected term – 5 years
Expected volatility of stock – 35.2% to 41.6%
Expected dividend yield – 0%.

For the nine months ended September 30, 2010, the Company recognized $336,204 of compensation expense relative to the options issued during the nine months and $20,925 for previously issued options for a total of $357,129 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, 125,000 options were issued and the Company recognized compensation expense of $237,879 related to the stock options.

The following table summarizes the information with respect to options to purchase 10,825,000 shares of Common Stock which are currently outstanding and exercisable under the Company’s equity incentive plan:

Exercise	Options	Remaining
Price	Outstanding	Life (Years)

$ 0.04	7,850,000	2.4

$ 0.75	250,000	2.6

$ 0.75	600,000	4.9

$ 2.30	125,000	3.9

$ 1.00	2,000,000	4.4

Related Party Transactions

From inception through September 30, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge. There are no commitments for any operating or capital leases for executive or corporate offices.

During the nine months ended September 30, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $14,587 were incurred and reimbursed during the nine months ended September 30, 2010 and expenses totaling $105,313 were incurred and $100,313 were reimbursed during the nine months ended September 30, 2009.

Prior to becoming the Chief Financial Officer (“CFO”) of the Company, the CFO’s accounting firm was providing accounting services to the Company.  As of September 30, 2010, there were unpaid fees due that firm of $13,025.

3D Financial Corp Limited (“3D”), a major  shareholder of the Company was originally  owned by Alfredo Villa, the Company’s former  President, Chief Executive Officer and Director and Peter Pelullo, the Company’s .manager of corporate development. 3D purchased 19,000,000 shares of the Company’s common stock for $19,000 as the Company’s initial founder. Messrs. Pelullo and Villa also each individually purchased for $70,000, 2,000,000 shares of Common Stock and warrants to purchase an additional 2,100,000 shares of Common Stock.

During the nine months ended September 30, 2010, the president of the Company exercised 1 million options for a total of $20,000.

During nine months ended September 30, 2010, the manager of corporate development exercised 1,392,858 warrants for a total of $55,714.

Contractual Obligations

The Company entered into an employment agreement with Alfredo Villa, its former  President and Chief Executive Officer. The agreement expires in 2011. The agreement called for a base salary of $200,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

The Company also entered into an employment agreement with Ernest Cimadamore, its former Secretary and Chief Financial Officer and presently the President and Chief Executive Officer of the Company. The agreement expires in 2011. The agreement calls for a base salary of $75,000 per year payable at such time when the Company receives a minimum in $5,000,000 in equity investments.

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

Additional terms regarding the foregoing agreements with the Company’s officers and directors is set forth in the Executive and Directors Compensation section of the Company’s Annual Report on Form 10K for the period from February 11, 2008 (inception) to December 31, 2009.

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

Recently Issued Accounting Pronouncements:

Refer to Note 1 of the Financial Statements.

Income Taxes:

Income tax expense for the nine months ended September 30, 2010 and 2009 was $0.

As of January 1, 2009, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2010, and there was no accrual for uncertain tax positions as of September 30, 2010.

There is no income tax benefit for the losses for the nine months ended September 30, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

On August 17, 2010 the Company issued an aggregate of 2,000,000 shares of its common stock to a total of two purchasers for an aggregate price of $400,000. The proceeds of such issuance were utilized by the Company for working capital purposes.

On August 17, 2010 and August 19, 2010, the Company issued a total of 65,000 shares of common stock in exchange for the retirement of an aggregate of 400,000 options which were exercisable at $.04 each.

On August 20, 2010 the Company issued options to purchase an aggregate of 250,000 shares of common stock exercisable at $.75 per share to its Chief Financial Officer. The Options expire in 2015. These options were valued by the Company in the amount of $2,012.

On October 30, 2010 the Company issued options to purchase an aggregate of 420,000 shares of common stock exercisable at $.75 per share to five consultants. The Options expire in 2015. These options were valued by the Company in the amount of $2,556.

 On September 13, 2010 the Company issued options to purchase an aggregate of 250,000 shares of common stock exercisable at $.75 per share to its Chief Executive Officer. The Options expire in 2015. These options were valued by the Company in the amount of $1,676.

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

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information. None.

Item 6.   Exhibits

Exhibit	Identification of Exhibit
No.
31.1	Rule 13a-14(a) Certification of Ernest Cimadamore , President and Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Scott McPherson, Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Ernest Cimadamore.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Scott McPherson.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Moggle, Inc.

DATE: November 15, 2010

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, President
and Principal Executive Officer

By:	/s/ Scott McPherson
Scott McPherson, ,
Principal Financial Officer