Form 10-K
period 2010-12-31
Moggle, Inc.
filed 2011-03-07
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

Commission File Number 333- 152050

MOGGLE,  INC.
(Exact name of registrant as specified in its charter)
Delaware	35-2327649
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15 West Highland Avenue Philadelphia, PA 19118-3322
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (215) 247-5500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

     Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  or No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $61,079,821 as of June 30, 2010 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

     We had 65,371,422 shares of common stock outstanding as of the close of business on March 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

MOGGLE INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2010

iii

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A. Risk Factors” beginning on page 8 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Moggle, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  Our principal offices are located at 15 West Highland Avenue,  Philadelphia, PA 19118-3322 and our telephone number is (215) 247-5500.

We are a start up venture as of the date of this report and have not generated any revenues.  Our initial business plan was to develop an online game platform to allow internet users to play massive multiplayer online games (“MMOG(s)”) through their web browser without the need to download any software.  These activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model, securing a board of directors, management team, and consultants to execute our plan, conducting market research regarding the MMOG industry, and other pre-marketing activities.  In pursuing this plan, we observed increased market interest in the security aspects of online gaming and social networking.  As a result, during the fourth quarter of 2010, we refocused our efforts towards developing and delivering a platform technology designed to manage the “Under 18” age group’s online experience in a secure manner.

Overview

We are a technology development company that delivers an online security platform, which currently is composed of three separate products (which we refer to herein as the “Platform”), designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform currently consists of three separate security management products targeted at the Under 18 market:

•	Virtual Piggy;
•	ParentMatch/ParentPlayback; and
•	Age Verification Service.

Our Virtual Piggy product, which has just been launched in the market, enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act, which we refer to herein as “COPPA”, and other similar international children’s privacy laws.  Our ParentMatch and Age Verification Services are currently under development.

To fully develop and market these products, we estimate that we will need approximately $3,000,000 of additional financing.  In light of the many risks described in this report, including those set forth under the caption “Risk Factors” in Item 1A of this report, there is no assurance that we will be able to raise all or any part of such financing.  Even if we are successful in raising funds, there is no assurance that we will be able to develop or successfully market these products to generate revenues sufficient to sustain our business.

Industry Background

Online Gaming Market.  The online gaming market is a large, rapidly growing and developing market.  Less than three years old, social games are defined as games built and designed for distribution on or using social networking relationship data to drive discovery, distribution, and gameplay.  In the area of social games, new companies like Zynga and Playfish have emerged as leaders over the past few years.  Success in the online game industry is measured by the Monthly Active Users and by the percentage of them that are paying for the services, usually in the form of virtual goods.  Data from Inside Virtual Goods, an industry publication, shows that between January and December 2009, Zynga increased the Monthly Active Users of its games (YoVille, Farmville, Café World) from approximately 15 million to approximately 225 million.

Generally, social games tend to focus on casual gameplay mechanics and have focused on monetizing engaged users by selling virtual goods directly to consumers.  The rapid growth in social gaming has been driven by a number of factors.  First and foremost, the migration of users to social networks as places where they spend significant amounts of time interacting with friends, consuming content, and being entertained.  This has had the effect of aggregating very large audiences of connected individuals looking for new ways to be entertained.  Second, the operators of these social networks have made the data about social relationships between and among users available to developers building applications on top of their networks, allowing developers to utilize this data when designing games and social experiences.  Younger players are more involved with social games, and thus are spending the bulk of the money on virtual goods inside social applications.

Virtual Goods. One of the most significant movements in the social networking industry during recent years has been the rise of social game businesses built on a virtual goods model.  Virtual goods are in-game items that users purchase for a variety of reasons, ranging from functional items like power-ups, to decorative items like avatar accessories, and according to Inside Virtual Goods, represent over 90% of revenues earned by leading social game developers today.  Inside Virtual Goods estimated the total US virtual goods market at $1.03 billion in 2009, growing to $1.6 billion in 2010, and estimated the social gaming and gifts segment of that total at $490 million, growing to $835 million in 2010.

Geographic distribution is highly provider dependent. Based on data provided by Inside Virtual Goods, many developers and aggregators report as much as 70-80% of their customers are in the US while other large developers report numbers as low as 40%.  Overall, based on discussions with many industry leaders, Inside Virtual Goods estimates that although Facebook and MySpace have large international audiences (Facebook's audience is over 70% international), 60% of all virtual goods transaction volume on Facebook and MySpace are by US customers and for many other industry participants, US customers drive over 80% or more of total virtual goods dollar volume.  Based on data from InsideNetwork in 2010, kids aged 13-17 purchased approximately 32% of virtual goods while not using the social networking infrastructure as much as the older age groups.  These statistics reveal that the majority of the audience willing to pay for gameplay are currently not well served by social networks, and in many cases do not have legal or controlled mechanisms for payment; for example, by borrowing a parent’s credit card.   Our Virtual Piggy product has been developed to facilitate and ease the ability of social network operators and gaming companies to sell virtual goods to this younger audience in a COPPA compliant manner.

Children’s Online Privacy Protection Act

Website operators that collect personal information from children under the age of thirteen are required to comply with the Children's Online Privacy Protection Act, or COPPA, which is enforced by the Federal Trade Commission (FTC).  COPPA became effective April 21, 2000, with the primary goal to place parents in control over the information that is collected from their young children online.  COPPA requires website operators to:

•	Post a privacy policy on the homepage of the site and a link to the privacy policy on every page where personal information is collected;

•	Provide notice about the site’s collection practices to parents and obtain verifiable parental consent before collecting personal information from children;

•	Give parents a choice as to whether their child’s personal information will be disclosed to third parties;

•	Provide parents access to their child’s personal information and the opportunity to delete the information and opt-out of future collection or use of the information;

•	Not condition a child’s participation in a game, contest or other activity on the child’s disclosing more personal information than is reasonable necessary to participate in the activity; and

•	Maintain the confidentiality, security and integrity of personal information collected from children.

Anyone who operates a commercial web site or an online service directed to children under the age of 13 which collects personal information from children, or operates a general audience web site who have actual knowledge that they are collecting personal information from children, must comply with COPPA.  To determine whether a website is directed to children, the FTC considers several factors, including: the subject matter; visual or audio content; the age of models on the site; language; whether advertising on the website is directed to children; information regarding the age of the actual or intended audience; and whether a site uses animated characters or other child-oriented features.  To determine whether an entity is an "operator" with respect to information collected at a site, the FTC will consider: who owns and controls the information; who pays for the collection and maintenance of the information; what the pre-existing contractual relationships are in connection with the information; and what role the website plays in collecting or maintaining the information.

COPPA applies to individually identifiable information about a child which is collected online, such as full name, home address, email address, telephone number or any other information which would allow someone to identify or contact the child.  COPPA rules also cover other types of information, such as hobbies, interests and information about children collected through cookies or other types of tracking mechanisms when they are tied to individually identifiable information.

The Opportunity

It is estimated that there are over 20 million “tweens” or children between the ages of 8-14 with $43 billion in annual spending power.  Serving this demographic segment presents a significant business opportunity for online retailers.  Many on-line purchases made by this group were incurred without adult supervision.  In fact, unauthorized transactions by children contribute to “friendly fraud” which accounts for more than one third of the total fraud for online accepting merchants and is a growing risk for online retailers.  Merchants need a mechanism that will allow parents to oversee and approve of their children’s online purchases.

In addition to “friendly fraud”, new media companies, social networks, online gaming providers, and online retailers that wish to reach out to the credit card-less generation are faced with the challenge of interacting with this audience while complying with COPPA and other international children’s privacy laws.  There have been many instances of this age group not being protected enough by the new media companies and being placed in extreme danger by introduction to online predators.  There have been and will continue to be many lawsuits and government regulatory enforcement actions against these new media companies with respect to their handling and use of children’s personal information.  More importantly, until measures are taken to provide a secure online environment for this age group, children will be placed in danger online.

Our Solution

Our Platform has been designed and will be directed to:

•	solving the “friendly fraud” problem for website operators, providers, and online retailers; and

•	permitting website operators and online retailers to transact online business with children between the ages of 8 and 14 in compliance with COPPA.

Our Platform will enable children between the ages of 8 and 14 to pay merchants quickly and easily without providing their name, address or any other personal information.  To make purchases using Virtual Piggy, children need to disclose only a user name and password.

Our initial product offerings will consist of (i) Virtual Piggy, (ii) ParentMatch and ParentPlayback, and (iii) Age Check, each of which is described below.

Virtual Piggy™.  Virtual Piggy was developed in response to the growing need for parents/guardians to allow their children to transact online in a controlled manner in light of an increasing number of online services and products targeted towards children.  Virtual Piggy provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods. The Virtual Piggy product tracks all spending and parents can receive alerts and reports on spending patterns.

Virtual Piggy has been certified by the Chase Paymentech™ system and can process transactions from all major credit and debit card systems, including MasterCard, Visa, and American Express.  Chase Paymentech is a subsidiary of JPMorgan Chase, and a global leader in payment processing and merchant acquiring.  Virtual Piggy is hosted on the Microsoft Azure platform, which provides security, robustness and reliability.  Our plan is to extend Virtual Piggy's payment processing ability to other payment processors.

Parent Match™ and Parent Playback™. The ParentMatch and ParentPlayback web services are designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services.  In addition, the web service ID will follow the child whenever he or she is on a computer, as opposed to traditional controls that are resident on a PC by PC basis.

ParentMatch will provide filtering for the parent or guardian to be able to control such areas as:

•	The web sites a child may access;
•	The types of content they may view; and
•	Who they can interact with online.

ParentPlayback will provide the parent or guardian with a video transcript of their child’s online session.

Age Check. Age Check will be a persistent software system and service designed to provide a verification mechanism for the age of a person online. The system and service will provide a rapid secure checking mechanism to determine a person’s age. The main purpose of this system and service is to determine whether setup information supplied by a person to gain access to a social network or other online site is correct. The invention will provide an Application Programming layer (API) that exposes software functions that web sites, web services and Internet enabled desktop applications can utilize to enforce age checks when a person attempts to create an online account and/or gain access to a web site.

Our Technology

The architecture of our Platform includes four key inventions:

•	Virtual Piggy
•	Parent Match and Parent Playback
•	Age Verification Service

The Platform will be delivered as a modular framework of web services that can be called by third-party applications.

Our Intellectual Property

Intellectual property is important to our business.  On September 3, 2009, we filed provisional applications for patents with the United States Patent and Trademark Office for the four inventions described below:

Virtual Piggy Bank.   A method of providing control preferences for a prospective Internet user, the method comprising creating an online account that includes specific control parameters; activating the online account by accessing a web based system designated by the online account; and controlling a user’s use of the web based system through the online account.

Parent Playback.  A persistent software system and method for allowing parents or persons responsible for children to record and playback a child’s activities on a web based system.  A playback software utility implemented as a web-service or as an embedded web-based system to record all user activities and support playback as if the user’s activity was recorded in real-time. This invention consists of a set of recording and playback software scripts that can be executed via a web service or can reside on a service requesting web based system. The invention consists of a  player that allows for the recorded activity to be played back either on the web based system that requested the service or a third party application.

Parent Match.  A persistent software system and method for allowing parents or persons responsible for children to define a set of preferences around the types of information and activities that their children are allowed to access in a web application or an internet enabled desktop application. A parental preferences system, including a database to store parental preferences and an Application Programming layer (API) that exposes software functions that web sites, web services and internet enabled desktop application can utilize to enforce the parental preferences when  children try to sign-up /register for and use their services.

Verifying the Age of an Internet User.  A system and method of verifying the age of a prospective Internet user, the method comprising creating an age check account with a service requester; activating the age check system through the account; inputting into the age check system a user’s information; checking user’s information by age check system; and notifying service requester of checked user’s information by the age check system.

As of the date of this report, no patents have been issued.  Until such time as any patents are awarded, if ever, we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our patent and other intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for and pursuing patent and copyright protection is appropriate for us.  We have no guarantee that any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business, or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

In addition, we cannot be certain that our technology will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

Research and Development

During 2009 and 2010, we recognized $102,570 and $132,108, respectively, of expense pertaining to research and development, all of which is borne by us.

Our Revenue Model

As of the date of this report, we have not generated any revenue.  We expect to generate revenue principally from per-transaction fees from participating merchants which will be billed on a monthly basis.  Our model depends upon a large volume of transactions which will require us to be integrated with a large number of online merchants and  third party payment systems.

In the first quarter of 2011, we obtained our initial merchants for our Virtual Piggy platform and some initial customers.  Several transactions have been made through the Virtual Piggy platform and we expect to be recording revenue during the first half of 2011.  We estimate that we will require additional capital in order to market our Platform to a broader audience and implement additional products and features.  We expect our revenues will increase as we incorporate additional merchants and customers into our Platform.

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.   We expect that each module of the technology will be released as a web-service substantially in accordance with the schedule outlined below:

Technology	Patent(s) Filed	Design	Prototype	Full System	Market Introduction	First Revenue
Virtual Piggy	Sept. 2009	Complete	Complete	Jan. 2011	Feb. 2011	Mid- 2011
Parent Match and Playback	Sept. 2009	In-Progress	In-Progress	June 2011	Sept. 2011	End-2011
Age Verification Service	Sept. 2009	In-Progress	Jun. 2011 Start	Jan. 2012	Mar 2012	Mid-2012

As of the date of this report, we have completed the design and development of Virtual Piggy.  We announced the release of Virtual Piggy in January 2011 and commenced marketing and distribution efforts in February 2011.

We expect to complete the design and development of ParentMatch and ParentPlayback during the second half of 2011. These technologies are currently in the design and prototyping phases, but we expect that they will be developed and released as a single application that provides both sets of functionality.  Our plan is to market this technology to customers of our Virtual Piggy platform and the mobile market.

The last component of our solution is Age Verification Service.  We expect to complete the design and development of Age Verification in 2012.  This service is still in the design phase and, therefore, our commercialization strategy for this service is still in the preliminary stages and has yet to be finalized.

Our ability to execute on our current plan is dependent on raising approximately $3,000,000 of additional capital. In the event that we are unsuccessful in these efforts, we will utilize our cash to attempt to complete a limited demonstration model of our platform.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based.

Sales And Marketing Strategy

The sales and marketing strategy will be directed at multiple target groups.

Merchants

•	E commerce sites that include goods or services of interest to the youth market;
•	Online games or social networking sites that include options to enhance the game experience or purchase real or virtual goods; and
•	Food delivery services that utilize online ordering systems.

Parents and Users

•	Co-marketing with registered merchants to establish awareness within their current user base;
•	Awareness campaign that will include article placements in key publications and media outlets focused on the targeted users (parents/families);
•	Electronic and social media advertising that drives users to the registration site;
•	Participation with organizations and advocacy groups interested in children’s privacy and protection;
•	Interactive media and website tools that facilitate education about the product and ease of registration; and
•	Outreach to schools and educational facilities.

Our sales and marketing strategy will include a business to business outreach program targeting vertical markets by utilizing electronic and social media for product awareness and information, trade shows to establish the Company and the product with specific target merchant audiences, sales programs that tailor the product to the merchant’s specific audience,  as well as collaborations and  key partnerships with merchants  whose products or audiences can be complementary to our own.

Seasonality

We expect transaction activity patterns for our services to mirror general consumer buying patterns which are typically  significantly higher during the fourth quarter of the calendar year, due primarily to the increased demand during the year-end holiday buying season.

Competition

The online payment solutions business is intensely competitive.  It is characterized by the continuous introduction of new entrants into the market and the development of new technologies and product offerings.  Although payment services such as PayPal and Teen Visa can be viewed as our competitors, neither provides a COPPA compliant platform directed at the under 17 market.  For example, Teen Visa is not targeted at the 8-14 year old audience and although it does allow parents to control spending by determining how much buying power they authorize on the card, it does not contain real time merchant or identification controls to control each individual purchase.  PayPal also does not contain such controls. If either of these competitors or others in the marketplace develop a COPPA compliant solution directed to the new media, social networks, online gaming, or online retailing industries, our business would be materially and adversely effected.  In addition, parents may also choose to pay through a variety of alternative means, including offline payment methods such as cash, check or money order.  To compete effectively, we expect that we will we need to expend significant resources in technology and marketing.  Each of our competitors has substantially greater financial, human and other resources than we have.  As a result, we may not have sufficient resources to develop and market  our services to the market effectively, if at all.

Government Regulation

The industry which we intend to serve is subject to regulation by the FTC, particularly COPPA.  For a more complete description of COPPA, please see above under the caption “Children’s Online Privacy Protection Act.”  We may also be subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users. Complying with these varying U.S. and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Employees

As of December 31, 2010, we had a total of no employees and eight consultants working in the areas of marketing, programming, information technology, sales, investor relations, legal affairs, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our consultants are good.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have yet to begin generating any revenue, are in need of additional capital, and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2010, and had an accumulated deficit of approximately $4.7 million.  We incurred net losses to common shareholders of approximately $1.5 million during the year ended December 31, 2010 and approximately $2.2 million during the year ended December 31, 2009.  We are in need of approximately $3,000,000 of additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2010 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

In order to execute our business plan and cover expenses in connection with unforeseen events, we will need to raise additional capital, which may not be available on terms acceptable to us, if at all.

In order to execute our current business plan, we will need to raise additional capital.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.  We currently estimate that we will require capital of approximately $3,000,000 in order to execute our current business plans over the next twelve months.  In addition, we believe that it will take, assuming adequate funding is available, between  one and one and a half years to fully develop our Platform. We expect that any such funding would be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred (b) execute our business plan (c) take advantage of future opportunities or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company. This may seriously harm our business, financial condition and results of operations.

Our recent failure to publicly raise capital may be an indication of our inability to secure the  future financing necessary for us to attempt to execute  our business plan.

In September 2008, we withdrew a prior registration statement which sought to register 12,000,000 shares of our common stock.  While we intended to raise up to $12,000,000 in this public offering, we only raised $2,560.  In September 2009, we filed a second registration statement seeking to raise up to $12,000,000.  In June 2010, we terminated this offering after raising $100,000.  During the second half of 2010, we raised $2,000,000 of financing through the sales of shares of our common stock on a private placement basis.  Our business plan is dependent on our ability to raise additional capital through private placements of our debt or equity securities, the possible exercise of outstanding options and warrants, debt financing and/or through a future public offering of our securities. We estimate that we will require approximately $3,000,000 of additional capital in order to execute our current business plan.  Our existing capital will only allow us to operate for a very limited period of time.  Our failure to successfully raise substantial capital in our prior offerings may be an indication that we will be unable to raise the capital necessary to execute our business plan.  Our failure to raise sufficient capital in the future may jeopardize our ability to operate as a going concern.  No assurance can be given or is made that we will be successful in our efforts to raise capital.

We are an early stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects.

We are an early stage company introducing new services and technologies.  Although we have completed the development of part of our services and recently commenced marketing efforts, we have not sold any of our services or generated any revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution to online merchants.  Accordingly, we have only a very limited operating history and have not generated any revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing early-stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

Our management has no experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects.

Our senior management does not have any direct experience in the online payment or retailing industries.  There can be no assurance that our management team will be successful in working together to develop and market our Platform.  In addition, the online game industry is a relatively new industry.  Although there a number of online payment solutions, we do not believe any are directed specifically to the “Under 18” market segment.  You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

We are developing a unique service platform which is new to the market and there is substantial uncertainty regarding the level of consumer and industry acceptance, if any, of our platform.

Our Platform is intended to provide a unique solution to certain website operators and online merchants.  As of the date of this report, we have not licensed our solution to any person.  As we do not believe any provider is currently offering a similar solution, it is very difficult for us to predict the level of demand and market acceptance of our Platform by consumers or online retailers.  As regulations, consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will value some or all of the key features which we intend to incorporate into the Platform. The failure of the marketplace to deem our features desirable may discourage use of our Platform and limit our ability to generate any meaningful revenues or profits which would have a material adverse effect on our business, operating results, and financial condition.

If our Platform fails to gain market acceptance, we may not have sufficient capital to pay our expenses and to continue to operate.

In the event that we are successful in raising the capital necessary to successfully complete the development of the Platform, our ultimate success will depend on generating revenues from the Platform.  The market for unique payment systems is subject to continually changing industry preferences and the frequent introduction of new products.  As a result, the Platform even if developed, may not achieve and sustain market acceptance sufficient to generate revenues to cover our costs and allow us to become profitable or even continue to operate.

Product development schedules are long and frequently unpredictable, and we may experience delays in introducing the Platform which may adversely affect our ability to continue our operations.

We have projected that the development cycle for the Platform will be completed within the next 12 to 18 months, assuming that we raise sufficient capital.  In addition, the required technical expertise, the length of the development cycle, and modifications and upgrades which may be required after use in the marketplace are difficult to predict, especially in connection with new technologies and development tools.  As a result, it may take in excess of twelve months to develop the Platform. If any unanticipated delay effects the release of the Platform, we may not achieve anticipated revenues and may not have the capital necessary to continue operations.

Undetected programming errors or flaws in our Platform could harm our reputation or prevent market acceptance of the Platform which would materially and adversely affect our business prospects, reputation, financial condition and results of operations.

The Platform may contain programming errors or flaws, which may become apparent only after use in market.  In addition, the Platform may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control.  If our users have a negative experience with the Platform related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform or recommend the Platform to other potential users. Undetected programming errors in the Platform can also cause our users to cease using the Platform or delay market acceptance of the Platform, either of which could materially and adversely affect our business, financial condition and results of operations.

Our future growth is largely dependent upon our ability to develop technologies that achieve market acceptance with acceptable margins.

Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological trends in our target end-markets, develop and maintain competitive products, create our Platform that differentiate our services from those of our competitors and develop, and bring services to market quickly and cost-effectively. Our ability to develop the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

Potential breaches of our network system could have material adverse effects on our business.

A significant aspect to the future success of our business will be our ability to allow consumers and online merchants  to access the Platform in a secure and reliable internet environment.  Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our network systems. If any well-publicized compromises of security were to occur, it could have the effect of substantially reducing the sale and marketability of the Platform once it is developed. Anyone who circumvents our security measures could misappropriate confidential information or cause interruptions in services or operations. The Internet is a public network, and data is sent over this network from many sources.  In the past, computer viruses and software programs that disable or impair computers, have been distributed and have rapidly spread over the Internet. Computer viruses could theoretically be introduced into our systems, or those of our customers, which could disrupt operations, or make our Platform inaccessible to customers. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Our security measures may be inadequate to prevent security breaches, and business could be seriously impacted if they are not prevented.

Our plans are dependent upon key individuals and the ability to attract qualified personnel  as well as our relationship with outside developers.

In order to execute our business plan, we will be dependent upon Jo Webber, our Chairman of the Board and co-founder, Pradeep Ittycheria, a director and consultant, as well as the services of AppLabs ("AppLabs"), an  outside software development firm which we entered into a professional services agreement with.  The loss of any of the foregoing individuals or the termination of our agreement with AppLabs could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on  third party contractors and other partners, in addition to AppLabs,  to develop the our services as well as any future enhancements thereto, if initially developed. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors will have a material adverse effect on our ability to consummate its business plans.

We currently depend on and may continue to be dependent on third parties to complete the development of the Platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the Platform and our ability to continue our operations.

We currently depend on our agreement with AppLabs to develop the initial stages of our Platform.  We anticipate that we will continue to need to rely on Applabs and other third parties to complete the development of portions of the Platform.  The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate.  Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays in finalizing the Platform.  In addition aspects of the Platform may not match our expectations. If this happens we could lose anticipated revenues from the Platform and may not have the capital necessary to continue our operations. In addition we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our Platform until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

Unexpected network interruptions, security breaches or computer virus attacks could harm our business.

Should the Platform be successfully developed, we will be required to develop, and maintain a substantial computer network infrastructure over which users will access the Platform.  Any failure to maintain satisfactory performance, reliability, security and availability of such network infrastructure, whether maintained by us or by third parties, may cause significant harm to our ability to attract and maintain users for the Platform. Major risks relating to any such future network infrastructure include:

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

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, have a material adverse effect on our financial condition and results of operations.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

Although we have made four provisional applications for patents with the United States Patent and Trademark Office related to our Platform, none have been issued yet.  Presently we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, consultants, business partners and others to protect our intellectual property rights.  Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization.  This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We have no guarantee that any of our provisional applications will be awarded or, if awarded, whether they will offer us any meaningful protection from other companies in our business or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources.

We cannot be certain that the Platform will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of the Platform which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information.  If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future games, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations.

If we are unable successfully to manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources, which to date has occurred with limited working capital. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage sales personnel.  There can be no assurance that we will be able to manage growth effectively.  If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our products.  Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

Our officers, directors, and promoters own a large amount of our common stock, are in a position to effect all maters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

Our officers, directors, promoters and their affiliates currently own an aggregate of 20,358,037 shares of our common stock and warrants and options to purchase an additional 9,435,715 shares of common stock.  Assuming that the only options and warrants exercised are by our officers, directors, promoters and their affiliates, we would have outstanding 74,807,137 shares of common stock. In such event, our officers, directors, promoters and their affiliates would own 29,793,752 shares or approximately 39.8%, of our outstanding common stock, such persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

As a public company, we are required to incur substantial expenses.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with an SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC  will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

We process, store and use personal information, which subjects us to governmental regulation and laws related to privacy, and our actual or perceived failure to comply with these obligations could harm our business.

We receive, store and process personal information. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.  We will attempt to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the best extent possible.  However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  Any actual or perceived failure by us to comply with such laws and regulations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups, which could adversely affect our business, operating results and financial condition.

Concerns regarding Internet privacy issues may result in increased regulation and different industry standards which could harm our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Our business, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices.

We operate in a highly competitive industry and compete against many large companies.

Many companies worldwide are dedicated to providing online payment solutions including mobile payments, electronic funds transfer networks, cross-border access to networks, prepaid cards, bill pay networks and other online and offline payment methods.  The market in which we intend to operate is characterized by numerous and larger competitors, including PayPal, credit card companies, and credit card processors that offer services to online retailers, rapid technological changes, and intense competition.  We expect more companies to enter the online payment business, particularly the segment aimed at serving the “Under 18” demographic.  Most if not all of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition than us.  As a result, they may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can.  If any current online payment solution develops a COPPA compliant service, it would be substantially more difficult for us to introduce and distribute our Platform to the market and our business, financial condition and results of operations would be materially and adversely affected.

Changes to payment card networks or bank fees, rules, or practices could harm our business.

We expect to belong to or directly access payment card networks, such as Visa and MasterCard, in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of Virtual Piggy.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services which could result in fines for any failure to comply with such rules.

Any capacity constraints or system disruptions, including natural disasters, could have a material adverse effect on our business

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual, sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of its third-party network providers is protected against damage from fire, earthquakes, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our customers and, in turn, on our business, financial condition, and results of operations.   Currently, we do not have the above-stated plans in place.

Our business will be dependent upon broadband carriers.

We will rely on broadband providers to provide high speed data communications capacity to our customers. We may experience disruptions or capacity constraints in these broadband services. If disruptions or capacity constraints occur, we may have no means of replacing these services, on a timely basis or at all.  In addition, broadband access may be limited or unavailable in certain areas, thereby reducing our potential market.

Risks of international operations.

Once the Platform is developed, we intend to attempt to market such products in countries outside of the United States.  The markets in which we are expected to undertake international expansion may have technology and online industries that are less well developed than in the United States.  There are certain risks inherent in doing business in international markets, such as the following:

•	Uncertainty of product acceptance by different cultures;

•	Unforeseen changes in regulatory requirements;

•	Difficulties in staffing and managing multinational operations;

•	State-imposed restrictions on the repatriation of funds;

•	Currency fluctuations;

•	Difficulties in finding appropriate foreign licensees or joint venture partners;

•	Potentially adverse tax consequences; and

•	Less stringent and/or narrower intellectual property protection.

There is a risk that these factors will have an adverse effect on our ability successfully to operate internationally and on our results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC Bulletin Board, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.   Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to shareholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our shareholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced.  These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  Accordingly, investors must rely on sales of their shares  after price appreciation, which may never occur, as the only way to realize any return on their investment.  Investors seeking cash dividends should not purchase our shares.

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 and without voluntary compliance with such provisions, our Shareholders will not receive the benefits and protections they were enacted to provide.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002. These include rules relating to independent directors, and independent director nomination, audit and compensation committees.  Unless we voluntarily elect to comply with those obligations, investors in our shares will not have the protections offered by those corporate governance provisions. As of the date of this report, we have not elected to comply with any regulations that do not apply to us. While we may make an application to have our securities listed for trading on a national securities exchange, which would require us to comply with those obligations, we cannot assure that we will do so or that such application will be approved.

We will be required to remain current in our filings with the SEC or our securities will not be eligible for continued quotation on the OTC Bulletin Board.

We are required to remain current in our filings with the SEC in order for our shares of common stock to continue to be eligible for quotation on the OTC Bulletin Board. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time.  In such event purchasers of our common stock may find it difficult to sell the shares purchased.

If we issue shares of preferred stock with superior rights to the shares of common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have not issued any shares of preferred stock and we have no current intention to do so. However, our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting. Delaware law and our charter may inhibit a takeover.

The influx of additional shares of our common stock onto the market pursuant to SEC Rule 144 may create downward pressure on the  trading price of our common stock.

A majority of  the currently outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, these shares may be resold only pursuant to an effective registration statement, under the requirements of Rule 144, or other applicable exemptions from registration under the Act and applicable state securities laws.  Generally, Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares. Under Rule 144, a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) may freely resell restricted securities issued by a reporting company so long as such securities have been held by the owner for a period of at least one year.  The availability of a large number of shares for sale to the public under Rule 144 and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 15 West Highland Avenue, Philadelphia, Pennsylvania, 19118. We have entered into a two year lease for the West Highland location which expires in April 2011 at a monthly rental of $2,867.54. We may also lease additional space in other areas to house portions of our development team and other employees should our operations require such additional space. We have not yet identified specific locations which we may lease.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any  pending  legal  proceedings,  nor are we aware of any governmental authority contemplating any legal proceeding against us.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “MMOG.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$2.00	$0.02
Quarter ended June 30, 2010	-	-
Quarter ended September 30, 2010	$1.00	$0.58
Quarter ended December 31, 2010	$1.02	$0.50

Fiscal Year Ended December 31, 2009	High	Low
Quarter ended March 31, 2009	$2.30	$2.00
Quarter ended June 30, 2009	-	-
Quarter ended September 30, 2009	-	-
Quarter ended December 31, 2009	-	-

Common Stockholders

As of March 1, 2011, our shares of Common Stock were held by 94 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 8 of this report and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through December 31, 2010, we have concentrated our efforts on developing a business plan which is designed to allow us to create our Platform and MMOGs for use on our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the MMOG industry and our Platform and planned MMOGs, and other pre-marketing activities.

Strategic Outlook

We believe that the online gaming market and virtual goods market will continue to grow over the long term.  Within the market, we intend to provide services to the online industry to allow them to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

Sustained spending on technology, our ability to raise additional financing, the continued growth of the online market, and compliance with regulatory and reporting requirements are all external conditions that may affect our ability to execute our business plan.  In addition, the online payment industry is intensely competitive, and most participants have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition.  In addition, certain potential customers, particularly large organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our competitors.

Our primary strategic objective over the next 12-24 months is to fully develop and implement our Platform and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years.  We plan to achieve this objective by completing the development and implementation of the Platform in a timely and efficient manner and supplementing the roll-out of each phase of our service with an extensive, layered marketing approach.  As our service grows, we intend to hire additional information technology professionals to maintain our product offerings and develop new products to increase our market share.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service.  Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Years Ended December 31, 2010 and 2009

The following discussion analyzes our results of operations for the years ended December 31, 2010 and 2009. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated any revenue since our inception.  Our net loss decreased $747,286 to $1,489,190 for the year ended December 31, 2010 compared to $2,236,476 for the year ended December 31, 2009 as a result of decreased expenses.

General and Administrative Expenses

General and administrative expenses were $155,877 for the year ended December 31, 2010 compared to $115,840 for the year ended December 31, 2009, an increase of $40,037.  The increase is primarily attributable to increases in bad debt expenses of $42,800, board of director fees of $25,000, insurance premiums of $9,500, marketing costs of $9,500, rent expense of $5,700, web design costs of $5,100 and computer expense of $3,500, partially offset by a decrease in video and logo animation costs of $18,000, filing fees of $21,000, office expenses of $7,000, telephone expenses of $4,100 and advertising expenses of $3,800.

Consulting Expenses

Consulting expenses for the year ended December 31, 2010 were $348,831 as compared to $1,483,528 for the year ended December 31, 2009, a decrease of $1,134,697.  The decrease is due to a reduction in compensation paid to our consultants.  These fees include consulting fees paid to FXLabs and AppLabs to assist us with constructing the first phase of the Platform and the Virtual Piggy and ParentMatch applications, respectively.  As of December 31, 2010, we have paid to FXLabs and AppLabs, aggregate cash consulting fees of $100,024 and $91,825, respectively, in connection with such work.

Payroll Expenses

Payroll expenses were $5,207 for the year ended December 31, 2010 and $0 for the year ended December 31, 2009.  The increase attributable to the value of stock-based compensation granted to certain of our employees during the year ended December 31, 2010.

Professional Fees

Professional fees increased $104,123 to $286,619 for the year ended December 31, 2010 from $182,496 for the year ended December 31, 2009.  The increase is attributable to higher fees related to our legal counsel, accountants and other professionals.

Research and Development

Research and development expenses increased $29,538 to $132,108 for the year ended December 31, 2010 from $102,570 for the year ended December 31, 2009.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

Travel Expenses

For the year ended December 31, 2010, travel expenses were $157,704, a decrease of $194,781 from $352,485 for the year ended December 31, 2009.  The expenses incurred were primarily associated with corporate development and capital raising activities. The decrease related to cash conservation measures.

Interest Expense

During the year ended December 31, 2010, we incurred interest expense of $403,239 as compared to $0 for the year ended December 31, 2009, an increase of $403,239.  The increase is attributable to $322,500 of accreted interest on notes payable and $78,242 of deferred costs associated with the issuance of notes payable.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $1,574,448.

Net cash used in operating activities remained relatively constant at $898,575 for the year ended December 31, 2010 as compared to $888,649 for the year ended December 31, 2009.

Net cash used in investing activities was $7,398 for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009.  The increase in cash used is attributable to equipment purchases.

Net cash provided by financing activities increased $1,630,711 to $2,435,711 for the year ended December 31, 2010 from $805,000 for the year ended December 31, 2009.  The cash provided in both periods consisted of proceeds from the issuance of debt and equity securities and the exercise of options.

The following summarizes our cash flows for the years ended December 31, 2010 and 2009:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2010	2009

Net loss	$(1,489,190)	$(2,236,476)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	141,715	1,329,031

Amortization of deferred costs	78,243	-

Accretion of discount on notes payable	322,500	-

Depreciation	1,429	1,116

Provision for bad debt	42,768	-

Other receivable	-	(42,768)

Prepaid expenses	(22,941)	-

Deposit	-	(2,667)

Accounts payable and accrued expenses	26,901	63,115

Net cash used in operating activities	(898,575)	(888,649)

Cash flows from Investing Activities

Purchases of equipment	(7,398)	-

Net cash used in investing activities	(7,398)	-

Cash flows from Financing Activities

Proceeds from notes payable, net	75,000	-

Proceeds from issuance of common stock	1,924,997	600,000

Proceeds from exercise of options/warrants	435,714	270,000

Stock issuance costs	-	(65,000)

Net cash provided by financing activities	2,435,711	805,000

Net increase (decrease) in cash and cash equivalents	$1,529,738	$(83,649)

As we have not realized any revenues, since our inception we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

In September 2009, we commenced a second public offering of 12,000,000 shares of our common stock at $1.00 per share.  However, we raised only $100,000 of proceeds in this offering through the sale of 100,000 shares of common stock and deregistered the remaining 11,900,000 shares of common stock in November 2010.

During 2009, we realized aggregate gross proceeds of $160,000 and $110,000, respectively, from the exercise of options and warrants to purchase an aggregate of 4,000,000 and 2,750,000 shares of our common stock, respectively. In addition, we also raised gross proceeds of $500,000 through the sale of 500,000 shares of common stock in a private placement transaction to accredited investors.

Between August 2010 and December 2010, we raised gross proceeds of $2,000,000 through the sale of 10,000,000 shares of common stock in a private placement transaction to accredited investors.

During 2010, we realized aggregate gross proceeds of $160,000 and $240,000, respectively, from the exercise of options and warrants to purchase an aggregate of 4,000,000 and 6,892,858 shares of our common stock, respectively.

During 2010, we issued a series of unsecured promissory notes to certain of our affiliates and other investors in the aggregate principal amount of $342,500.  All of the notes were repaid in 2010 either with cash, shares of common stock, or a combination of cash and shares of common stock.

Since our inception, we have focused on developing and implementing our business plan.  We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We are currently in need of approximately $3,000,000 of additional capital to enable us to pay our ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute our business plan.  We intend to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital in order to complete the development of our Virtual Piggy and ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.7 million during the year ended December 31, 2010 and we project that our Virtual Piggy and ParentMatch products will not be ready for full scale introduction to the marketplace until the third quarter of 2011.  Accordingly we do not project that significant revenue will be developed until late 2011 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy and ParentMatch products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy and ParentMatch products are developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy and ParentMatch products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing project implementation and projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Virtual Piggy and ParentMatch products.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Compensation expense for unvested options granted to non-employees in previous periods is being amortized over the vesting period of the options, or the term of the consulting agreement, whichever is longer.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin) No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Virtual Piggy and ParentMatch at the time of the sale of the associated product and will recognize revenue from the sale of role playing games when shipped.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

Income Taxes

Income tax expense for the year ended December 31, 2010 and 2009 was $0. As of January 1, 2010, we had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2010 related to unrecognized benefits.  There has been no change in unrecognized tax benefits during year ended December 31, 2010, and there was no accrual for uncertain tax positions as of December 31, 2010.

There is no income tax benefit for the losses for the year ended December 31, 2010 and 2009, since management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

	December 31,	December 31,
	2010	2009

Deferred tax asset for NOL carryforwards	$4,623,000	$2,172,000
Deferred tax asset for stock based compensation	59,000	94,000
Valuation allowance	(4,682,000)	(2,266,000)

	$-	$-

	Year	February 11, 2008
	Ended	(Inception) to
	December 31,	December 31,
	2010	2009
Current	(2,450,000)	(1,979,000)
Deferred	34,000	61,000
Change in valuation allowance	2,416,000	1,918,000

	$-	$-

We evaluate our valuation allowance requirements based on projected future operations.  When circumstances change and cause a change in management’s judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

Income tax expense for the year ended December 31, 2010 and 2009 was $0.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to  the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Jo Webber	48	Chairperson of the Board of Directors
Ernest Cimadamore	49	Chief Executive Officers and Director
Scott McPherson	49	Chief Financial Officer
Catherine Williams	62	Vice President of Sales and Marketing
Pradeep Ittycheria	33	Director

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Jo Webber

Jo Webber has served as the chairperson of our board of directors since 2008.  Dr. Webber is an experienced software executive who has spent her career providing software technology to many corporations. Since 2006, she has served as the CEO of Energy Solutions, a provider of complex software solutions for the worlds’ major energy companies. Prior to joining Energy Solutions, from 2004 to 2005, she served as vice president at Thermo Informatics (NYSE: TMO).  From 2001 to 2004, Dr. Webber served as president and CEO of InnaPhase Corporation, a supplier of laboratory information management systems to the pharmaceutical and biotechnology markets, until it was acquired by Thermo Electron. Dr. Webber earned a doctorate in quantum physics and a Bachelor of Science degree in applied chemistry from the University of Nottingham Trent in the United Kingdom in 1986 and 1990, respectively. Dr. Webber is a Chartered Chemist and a Fellow of the Royal Society of Chemistry. She serves on the boards of Maxwell Systems, a provider of construction accounting software applications, and Octagon Research, a clinical R&D software and services provider.  As a result of these and other professional experiences, Dr. Webber possesses particular knowledge and experience in business development, technology development and organizational dynamics that strengthen the board’s collective qualifications, skills, and experience.

Ernest Cimadamore

Ernest Cimadamore has served as our chief executive officer since August 2010 and as our chief financial officer between 2008 and August 2010.  From 2003 through 2006, Mr. Cimadamore served as the secretary to TriMedia Entertainment Group, a publicly traded company where he was also the president of their music division. Mr. Cimadamore has represented independent music companies in connection with multiple gold and platinum artist projects for numerous major record companies, including Atlantic, Elektra, Sony, Warner Bros. and Island. Over his 25 years in the music industry he has successfully worked in the areas of operations, distribution, promotion, sales and marketing.  From 2003 to 2010, Mr. Cimadamore was a co-owner of Pep-Soul Entertainment, a Philadelphia based music and entertainment company.  As a result of these and other professional experiences, Mr. Cimadamore possesses particular knowledge and experience in finance and accounting and sales and marketing that strengthen the board’s collective qualifications, skills, and experience.

Pradeep Ittycheria

Pradeep Ittycheria has served as a member of our board of directors since 2008.  He has more than 9 years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. Since 2007, Mr. Ittycheria has worked at Energy Solutions International, a company engaged in the pipeline management software industry, where he currently serves as a Vice President of Development. Additionally, during his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE) and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services Company, headquartered in Bangalore, India.  Mr. Ittycheria received a Bachelors Degree in Computer Science from Bharathiar University in 1994 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1997.  As a result of these and other professional experiences, Mr. Ittycheria possesses particular knowledge and experience in software development, technology applications, and management that strengthen the board’s collective qualifications, skills, and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of our current executive officer (other than those listed above) is as follows:

Scott McPherson

Scott McPherson has served as our chief financial officer since August 2010.  Since January 2005, Mr. McPherson has managed his own CPA firm, McPherson, CPA PLLC. Presently, the firm performs accounting and tax, litigation support, consulting, and business valuation services. The firm is currently assisting several small public and non- public companies with international and multi-state accounting, tax and CFO services. Mr. McPherson is a member of several professional organizations including the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, the Association of Certified Fraud Examiners, and the National Association of Certified Valuation Analysts. From 1997 to 2005 he was a partner in the SEC practice department and co-chairman of the litigation support department of Cogen Sklar. LLP, a regional CPA firm. In this capacity he continued his involvement in public company audits as well as his expert witness functions in the litigation support department. From 1995 to 1997 Mr. McPherson served as Principal Financial Officer of TriMedia Entertainment Group, a publicly traded company. Mr. McPherson graduated from Clarkson University in 1983 with a B.S. in Accounting and Law. In 1986, Mr. McPherson obtained his CPA license in Pennsylvania. In 1993, he obtained his CPA license in Florida.

Catherine Williams

Catherine Williams has served as our Vice President of Sales and Marketing since December 2010.  Ms. Williams is responsible for building and maintaining customer relationships and leading our sales and marketing functions.  Ms. Williams has over 25 years of experience in business-to-business sales and marketing with several Fortune 500 companies.  From 2006 until joining the Company in 2010, she served as Vice President Sales and Marketing of NanoDrop Technologies, a privately held instrumentation company which was sold to Thermo Fisher Scientific in 2007 (NYSE: TMO).  Ms. Williams remained with Thermo Fisher following the acquisition and became Director of Marketing and site leader for the Wilmington Delaware location.  From 2002 until  2006, Ms. Williams served as Executive Vice President of Sales & Marketing for Protedyne, a venture-backed firm focused on industrial robotics for life science and diagnostic testing.  From 2000 until 2002, she served as Vice President Sales and Service Americas for Perkin Elmer, Inc. (NYSE: PKI).  From 1981 until 2000, Ms Williams served with Hewlett Packard (NYSE: HPQ) holding various sales and marketing positions of increasing responsibility attaining the position of Head Sales and Services for Agilent Technologies, Inc. after it was spun off from HP.  Ms Williams earned a BS in Chemistry from Marywood University in Scranton, Pennsylvania. She has participated as an Advisory Board Member in the development of the Professional Science Master’s Degree program at the University of Delaware and is an Advisory Board member for Result Works, a privately held professional services company serving pharmaceutical and biotech companies.

Executive Officer Consulting Agreement

In December 2010, we entered into a consulting agreement with Catherine Williams to provide sales and marketing services.  The agreement is for a term of one year and automatically renews for successive one year terms unless terminated by us after April 11, 2011 or Ms. Williams at any time upon 30 days prior written notice.  We may terminate the agreement without notice for cause at anytime.  The agreement provides for a monthly consulting fee in the amount of $12,000, a $5,000 incentive fee for each merchant that Ms. Williams causes to enter into an agreement with us to use our product, a $10,000 bonus upon us obtaining 100,000 active user accounts, and a $25,000 bonus upon us obtaining 1,000,000 active user accounts.  The agreement contains standard and customary confidentiality and work made for hire provisions.

Committees

Our board of directors has not created a separately-designated audit committee, compensation committee or any other committee. Accordingly, our full board of directors serves as our committees, including our audit committee.  We currently have no employees and have not generated any revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Ethics

We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.  We have not adopted a code of ethics because we have been focusing our efforts on the development of our business plan.  We intend to adopt a code of ethics promptly after independent directors are appointed to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2010, except that Scott McPherson and Catherine Williams failed to timely file a Form 3 upon their appointment as officers and each of Dr. Webber and Messrs. Ittycheria, Cimadamore and McPherson failed to timely file a Form 4 upon the grant of stock options.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2009 and 2010.

Name and Principal Position	Year	Option Awards(1) ($)	Total ($)
Alfredo Villa(2) President & CEO	2010 2009	-	-
Ernest Cimadamore(3) President & CEO (formerly CFO)	2010 2009	3,845	3,845

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 7 of our Consolidated Financial Statements.

(2)           Mr. Villa resigned as our president and chief executive officer on August 19, 2010.
(3)	Mr. Cimadamore was appointed as our president and chief executive officer on August 19, 2010. Prior to this appointment, Mr. Cimadamore served as our chief financial officer.

Outstanding Equity Awards At December 31, 2010

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2010.

Name	Number of securities underlying unexercised options (#) exerciseable	Number of securities underlying unexercised options (#) unexerciseable	Option exercise price ($)	Option expiration date
Ernest Cimadamore	500,000	-	$.04	3/2/2013
	250,000	-	$.75	9/12/2015
	250,000	-	$.90	11/15/2015

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

In May 2008, we entered into three year employment agreement with Alfredo Villa as President and Chief Executive Officer.  The agreement was terminated on August 19, 2010.  The agreement provided for the payment of an annual salary to Mr. Villa of $200,000 commencing at such time as the Company raised a minimum of $5,000,000 in equity capital. Mr. Villa was also entitled to (i) receive discretionary bonuses as declared by the board of directors (ii) reimbursement of reasonable business expenses, (iii) participate in our benefit programs that were available to similarly situated employees; and (iv) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year.  In connection with the agreement, we granted to Mr. Villa an option to purchase 1,000,000 shares of our common stock at an exercise price of $.04 per share.  The option was fully exerciseable upon grant and was due to expire on March 2, 2013. Mr. Villa exercised the option in 2010. For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.

In May 2008, we entered into three year employment agreement with Ernest Cimadamore as Secretary and Chief Financial Officer.  The agreement provides for the payment of an annual salary to Mr. Cimadamore of $75,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital.  Mr. Cimadamore is also entitled to (i) receive discretionary bonuses as declared by the board of directors (ii) reimbursement of reasonable business expenses, (iii) participate in our benefit programs that were available to similarly situated employees; and (iv) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year.  In connection with the agreement, we granted to Mr. Cimadamore an option to purchase 500,000 shares of our common stock at an exercise price of $.04 per share.  The option was fully exerciseable upon grant and expires on March 2, 2013.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  In the event we terminate Mr. Cimadamore’s employment without cause, we shall be required to pay Mr. Cimadamore the salary required under the agreement as if he remained an employee throughout the term of the Agreement.

Option Issuance

On September 13 and November 16, 2010, we issued options to Mr. Cimadamore under the 2008 Equity Incentive Plan to purchase 250,000 and 250,000 shares of our common stock, respectively, at an exercise price of $.75 and $.90 per share, respectively.  The options were fully exercisable upon grant and expire on September 12 and November 15, 2015, respectively.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

Director Compensation

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(2)	Total ($)
Jo Webber	25,000	3,472	28,472
Pradeep Ittycheria	-	1,736	1,736
Alfredo Villa(3)	-	-	-
Fausto Paparelli(3)	-	-	-
Mario Gabbrielli(3)	-	-	-

(1)	Ernest Cimadamore is not listed in the above table because he did not receive any compensation for serving on our board of directors in 2010.
(2)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 7 of our Consolidated Financial Statements.

(3)	Messrs. Villa, Paparelli and Gabbrielli each resigned from our board of directors effective on February 24, 2010.

Narrative Disclosure to Directors Compensation Table

Other than Jo Webber, we did not pay an annual fee to any of our directors during 2010.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Consulting Agreements

Effective as of March 2008, we entered into a consulting agreement with Mr. Ittycheria, a member of our board of directors.  The agreement provided that Mr. Ittycheria would provide consulting services to us with respect to (1) developing our planned gaming platform and games to be played on such platform, and (2) other services as requested by us. In connection with the agreement, we issued to Mr. Ittycheria an option to purchase 1,000,000 shares of our common stock at an exercise price of $.04 per share.  The option was immediately exerciseable upon grant and expires five years after the grant date.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  Mr. Ittycheria was also entitled to reimbursement of expenses incurred in connection with his work on our behalf. The agreement expired in 2009 and has not been renewed.

Effective as of March 2008, we entered into a consulting agreement with Dr. Webber, the chairperson of our board of directors. The agreement provided that Dr. Webber would provide consulting services to us with respect to (1) analyzing and evaluating our proposed business plan, (2) analyzing and evaluating the capital requirements needed to pursue our business plan, (3) evaluating potential business partnerships, (4) providing advice regarding business development, (5) providing advice in connection with the software and programming tasks required in order to develop our online gaming platform and games to be developed for such platform, and (6) other services as requested by us. In connection with the agreement, we issued to Dr. Webber an option to purchase 3,000,000 shares of our common stock at an exercise price of $.04 per share.  The option was immediately exerciseable upon grant and expires five years after the grant date.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  Dr. Webber was entitled to reimbursement of expenses incurred in connection with her work on behalf of the Company. The agreement expired in 2009 and has not been renewed.

Option Issuance

On November 16, 2010, we issued options to Dr. Webber and Mr. Ittycheria under the 2008 Equity Incentive Plan to purchase 400,000 and 200,000 shares of our common stock, respectively, at an exercise price of $.90 per share.  The options were fully exercisable upon grant and expire on November 15, 2015.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND   DIRECTORS

The following table sets forth, as of March 4, 2011, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 4, 2011 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o Moggle. Inc., 15 W. Highland Avenue, Philadelphia, Pennsylvania 19118.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percentage of Class
5% Beneficial Owners
Peter Pelullo	14,329,465(2)	21.81%
Alfredo Villa	6,350,000(3)	9.71%

Executive Officers and Directors
Jo Webber	7,450,000(4)	10.51%
Pradeep Ittycheria	2,914,287(5)	4.30%
Ernest Cimadamore	1,000,000(6)	1.51%
Scott McPherson	250,000(7)	*
Catherine Williams	250,000(7)	*
All officers and directors as a group (5 persons)	11,864,287	15.88%

*Less than 1 percent

(1)  This table has been prepared based on 65,371,422 shares of our common stock outstanding on March 1, 2011.

(2)  Consists of 5,392,858 shares of common stock held in the name of Mr. Pelullo, 6,093,750 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, 2,500,000 shares owned by 3D Financial Corp. Limited, of which Mr. Pelullo is an owner, and 342,857 shares underling warrants exercisable at $.75 per share.  Mr. Pelullo is a former officer and director of the Company and may be deemed a promoter of the Company.

(3)  Consists of 3,000,000 shares of common stock held in the name of Mr. Villa, 850,000 shares of Common Stock beneficially owned by Brainspark PLC, of which Mr. Villa serves as the CEO and Executive Director, and 2,500,000 shares beneficially owned by 3D Financial Corp., of which Mr. Villa is an owner.

(4)  Consists of 1,950,000 shares of common stock, 2,000,000 shares underlying warrants exercisable at $.04 per share, 100,000 shares underlying warrants exercisable at $.75 per share, 3,000,000 shares underlying options exercisable at $.04 per share, and 400,000 shares underlying options exercisable at $.90 per share.

(5)  Consists of 571,429 shares of common stock, 1,142,858 shares underlying warrants exercisable at $.04 per share, 1,000,000 shares underlying options exercisable at $.04 per share, and 200,000 shares underlying options exercisable at $.90 per share.

(6)  Consists of 500,000 shares underlying options exercisable at $.04 per share, 250,000 shares underlying options exercisable at $.75 per share, and 250,000 shares underlying options exercisable at $.90 per share.

(7)  Consists of 250,000 shares underlying options exercisable at $.75 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this prospectus.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	11,252,144	$.23	8,555,000

Total:	11,252,144	$.23	8,555,000

2008 Equity Incentive Plan

We adopted our 2008 Equity Incentive Plan as of March 3, 2008 (the “Plan”). Awards  may be made under the Plan for up to 25,000,000 shares of our common stock in the form of stock  options or deferred stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The Plan is administered by our board of directors which has full and final authority to interpret the Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

All stock options granted under the Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant (except for incentive stock options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted).  Unless otherwise determined by the board, awards may not be transferred except by will or the laws of descent and distribution.  The board has discretion to determine the effect on any award granted under the Plan of the death, disability, retirement, resignation, termination  or other change in employment or other status of any participant in the Plan.

Upon the occurrence of a "Change in Control", as defined in the Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.  As of the date of this report, we have issued options under the Plan to purchase 16,445,000 shares of common stock.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Ernest Cimadamore, our chief executive officer, (ii) Jo Webber, the chairperson of our board of directors; (iii) Alfredo Villa, our former president, chief financial officer, and director; and (iv) Peter Pelullo, our former corporate development manager and director

From our inception through June 26, 2008, Mr. Villa individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of our common stock, warrants to purchase 2,000,000 additional shares of common stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share.  As of  March 4, 2011, Mr. Villa has exercised options and warrants to purchase a total of 2,000,000 shares of common stock by payment of an aggregate exercise price of $80,000.

From our inception through June 26, 2008, Mr. Pelullo individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of the Company’s common stock, warrants to purchase 2,000,000 additional shares of common stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share. During 2008, Mr. Pelullo advanced expenses in the aggregate amount of $70,089 on our behalf in connection with research and implementation of our business plan. All of these expenses were reimbursed to Mr. Pelullo prior to December 31, 2008. Mr. Pelullo advanced additional  expenses on our behalf totaling $117,219 during the year ended December 31, 2009, which were repaid in 2009. Mr. Pelullo advanced expenses on our behalf totaling $15,499 during the y ear ended 2010, which expenses were repaid.  Mr. Pelullo has exercised, as of March 1, 2011,  options and warrants to purchase a total of 10,142,858 shares of our common stock by payment of an aggregate exercise price of $405,714.

From our inception until December 1, 2010, Mr. Pelullo has allowed us to operate from offices leased by an affiliate of Mr. Pelullo without the payment of rent.  In 2010, Mr. Pelullo loaned us $42,500 for general working capital purposes, which was repaid in 2010.

From our inception through June 26, 2008, Jo Webber, the chairperson of our board of directors and a consultant to the Company, individually purchased, for an aggregate purchase price of $70,000, 2,000,000 shares of our common stock, warrants to purchase 2,000,000 additional shares of Common Stock exercisable at a price of $.04 per share and warrants to purchase 100,000 shares at a price of $.75 per share.

We have entered an employment agreement with Mr. Cimadamore and consulting agreements with each of Dr. Webber and Mr. Ittycheria.  We have issued options to each of them, which awards are described in more detail under “Item 11.  Executive Compensation” of this report.

Prior to becoming chief financial officer of the Company, Scott McPherson’s accounting firm, McPherson, CPA, PLLC was providing accounting services to the Company.  In 2010 and 2009, we paid to McPherson CPA, PLLC, aggregate fees in the amount of $41,925 and $27,950, respectively.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  None of our directors qualify as an “independent director” pursuant to such rules.  Our board of directors has not created separately-designated standing committees and none of our directors are “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2010 and 2009 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2010 and 2009 were $26,100 and $23,200, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2010.  During the fiscal year ended December 31, 2009, the aggregate fees billed for the review of our Form S-1 registration statements was $1,700.

Tax Fees

During the fiscal years ended December 31, 2010 and 2009, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2010 and 2009, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our board of directors serves as our audit committee.  It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008)
4.2	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
10.1
Employment Agreement between the Company  and Alfredo Villa (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)

10.2
Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)

10.3
Employment Agreement between the Company and Peter Pelullo (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)

10.4*	Consulting Agreement between the Company and Catherine Williams
31.1*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

 *filed herewith
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of March 2011.

MOGGLE, Inc.

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, President and Chief Executive Officer and Principal Executive Officer

/s/ Scott McPherson
Secretary, Chief Financial Officer and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ernest Cimadamore	President, Chief Executive Officer	March 7, 2011
Ernest Cimadamore	(Principal Executive Officer), and Director

/s/ Scott McPherson	Principal Accounting Officer and	March 7, 2011
Scott McPherson	Chief Financial Officer

/s/ Jo Webber	Director	March 7, 2011
Jo Webber

/s/ Pradeep Ittycheria	Director	March 7, 2011
Pradeep Ittycheria

Moggle, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Moggle, Inc.
(A Development Stage Company)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Moggle, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the period February 11, 2008 (date of inception) through December 31, 2010, and for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Moggle, Inc. (a development stage company) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the period February 11, 2008 (date of inception) through December 31, 2010, and for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 7, 2011

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,574,448	$44,710
Other receivable	-	42,768
Prepaid expenses	22,941	-

TOTAL CURRENT ASSETS	1,597,389	87,478

PROPERTY AND EQUIPMENT
Computer equipment	12,980	5,582
Less: accumulated depreciation	3,243	1,814
	9,737	3,768

OTHER ASSETS
Deposit	2,667	2,667

TOTAL ASSETS	$1,609,793	$93,913

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$90,015	$63,115

TOTAL CURRENT LIABILITIES	90,015	63,115

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2010 and
December 31, 2009	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
65,371,422 and 43,818,703 shares issued and outstanding
at December 31, 2010 and December 31, 2009	6,537	4,382

Additional paid in capital	6,222,793	3,246,778

Deficit accumulated during the development stage	(4,709,552)	(3,220,362)

STOCKHOLDERS' EQUITY	1,519,778	30,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,609,793	$93,913

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to December 31, 2010,
For the Years Ended December 31, 2010 and 2009

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2010	2009

SALES	$-	$-	$-

OPERATING EXPENSES
General and administrative	330,636	155,877	115,840
Consulting (a)	1,975,953	348,831	1,483,528
Payroll (b)	409,499	5,207	-
Professional fees	660,047	286,619	182,496
Research and development	245,377	132,108	102,570
Travel	686,028	157,704	352,485
Total operating expenses	4,307,540	1,086,346	2,236,919

OTHER INCOME (EXPENSE)
Interest income	1,227	395	443
Interest expense (c)	(403,239)	(403,239)	-
	(402,012)	(402,844)	443

NET LOSS	$(4,709,552)	$(1,489,190)	$(2,236,476)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.03)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		50,519,786	38,121,640

(a)	– includes share-based compensation of $1,579,523 cumulative, $136,508 and $1,329,031 for the years ended December 31, 2010 and 2009.
(b)	– includes share-based compensation of $409,499 cumulative, $5,207 and $0 for the years ended December 31, 2010 and 2009.
(c)
– includes amortization of deferred costs of $78,242 cumulative, $78,242 and $0 for the years ended December 31, 2010 and 2009.  Also includes $322,500 accretion of discount on notes payable of $322,500 cumulative, $322,500 and $0 for the years ended December 31, 2010 and 2009.

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to December 31, 2010

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725	-	110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309	-	1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of warrants	6,892,858	689	275,025	-	275,714
Exercise of options	4,000,000	400	159,600	-	160,000
Issuance of shares of common stock	10,173,750	1,017	2,324,725	-	2,325,742
Fair value of common stock issued for services	111,111	11	99,989	-	100,000
Conversion of notes payable to common stock	375,000	38	74,962	-	75,000
Fair value of stock option grants	-	-	41,715	-	41,715
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	6,222,793	(4,709,552)	1,519,779

The accompanying notes are an integral part of these financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to December 31, 2010
And For the Years Ended December 31, 2010 and 2009

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,709,552)	$(1,489,190)	$(2,236,476)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	603,389	41,715	48,604
Fair value of stock issued in exchange for services	1,380,427	100,000	1,280,427
Amortization of deferred costs	78,243	78,243	-
Accretion of discount on notes payable	322,500	322,500	-
Depreciation	3,243	1,429	1,116
Provision for bad debt	42,768	42,768	-
Increase in assets
Other receivable	(42,768)	-	(42,768)
Prepaid expenses	(22,941)	(22,941)	-
Deposits	(2,667)	-	(2,667)
Increase in liabilities
Accounts payable and accrued expenses	90,015	26,901	63,115

Net cash used in operating activities	(2,257,343)	(898,575)	(888,649)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(12,980)	(7,398)	-

Net cash used in investing activities	(12,980)	(7,398)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	247,500	247,500	-
Repayment of note payable - stockholders	(247,500)	(247,500)	-
Proceeds from notes payable	75,000	75,000	-
Proceeds from issuance of common stock	3,029,057	1,924,997	600,000
Proceeds from exercise of options	360,000	160,000	110,000
Proceeds from exercise of warrants	445,714	275,714	160,000
Stock issuance costs	(65,000)	-	(65,000)

Net cash provided by financing activities	3,844,771	2,435,711	805,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,574,448	1,529,738	(83,649)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	44,710	128,359

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,574,448	$1,574,448	$44,710

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$400,744	$400,744	$-

Conversion of notes payable into common stock	$75,000	$75,000	$-

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

Comprehensive Income
The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  Since the Company has no items of other comprehensive income (loss), comprehensive income (loss) is equal to net income (loss).

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

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from Virtual Piggy and Virtual Parent at the time of the sale of the associated product and will recognize revenue from the sale of role playing games when shipped.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for year ended December 31, 2010 and 2009, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2009-13 on ASC 605, Revenue Recognition – Multiple Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amended guidance related to multiple-element arrangements which requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances. All entities must adopt the guidance no later than the beginning of their first fiscal year beginning on or after June 15, 2010. Entities may elect to adopt the guidance through either prospective application for revenue arrangements entered into, or materially modified, after the effective date or through retrospective application to all revenue arrangements for all periods presented. The Company is currently evaluating the impact, if any, of ASU 2009-13 on its financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14 on ASC 985, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amended guidance that is expected to significantly affect how entities account for revenue arrangements that contain both hardware and software elements. As a result, many tangible products that rely on software will be accounted for under the revised multiple-element arrangements revenue recognition guidance, rather than the software revenue recognition guidance. The revised guidance must be adopted by all entities no later than fiscal years beginning on or after June 15, 2010. An entity must select the same transition method and same period for the adoption of both this guidance and the revisions to the multiple-element arrangements guidance noted above. The Company is currently evaluating the impact, if any, of ASU 2009-14 on its financial position and results of operations.

In April 2010 the FASB issued Accounting Standards Update (ASU) No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This Update provides amendments to Accounting Standards Codification (ASC) Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency  of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments in this Update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. Earlier application is permitted.

In December 2010, FASB issued ASU No. 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this Update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

Moggle, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Upon adoption of the amendments, any resulting goodwill impairment should be recorded as a cumulative-effect adjustment to beginning retained earnings in the period of an adoption. Any goodwill impairments occurring after the initial adoption of the amendments should be included in earnings.  The adoption of this standard will not have a material impact on the Company’s financial statements.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company intends to adopt the disclosure requirements for any business combinations in 2011.

As of December 31, 2010, there are no other recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. This standard is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

In January 2010, FASB issued ASU No. 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies Emerging Issues Task Force D-110. This standard is not currently applicable to the Company.

In January 2010, FASB issued ASU N0. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. The update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected prospectively in earnings per share and is not considered a stock dividend for purposes of ASC Topic 505 and Topic 260, Earnings Per Share. This standard is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this standard did not have a material impact to the Company’s financial position or results of operations.

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

The Company is in the development stage at December 31, 2010.  Successful completion of the Company’s development program and, ultimately the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – OTHER RECEIVABLE

During the year ended December 31, 2009, the Company entered into an agreement and purchased an option to buy convertible notes of Brainspark PLC (“Brainspark”) for €30,000 ($42,768).  This option was terminated in 2009 and Brainspark committed to repayment of the $42,768.  The Company does not believe that this amount is collectible and wrote off the $42,768 in 2010.

NOTE 4 – NOTES PAYABLE

On February 3, 2010 the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note was paid in full on April 19, 2010.

On May 20, 2010 the Company issued a promissory note to an investor in the amount of $22,500 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 33,750 shares of the Company’s common stock to the investor.  The fair value of the common stock was $30,228 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest.  The note was repaid on August 12, 2010 and interest was fully accreted on the note payable in the amount of $22,500 as of August 12, 2010 and the deferred costs of $7,728 were fully amortized as of August 12, 2010.

On June 30, 2010 the Company issued a promissory note to a third party in the amount of $100,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 150,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $146,495 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010 and interest was accreted on the note payable in the amount of $100,000 as of August 18, 2010 and the deferred costs of $46,495 were fully amortized as of August 18, 2010.

On July 16, 2010 the Company issued a promissory note to a third party in the amount of $25,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 37,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $33,681 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest. The note was assumed by a third party who, on November 1, 2010, converted the note payable into 125,000 shares of common stock at $.20 per share, fair value.  Interest was fully accreted on the note payable in the amount of $25,000 as of November 1, 2010 and the deferred costs of $8,681 were fully amortized as of November 1, 2010.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 – NOTES PAYABLE (Continued)

On August 4, 2010 the Company issued a promissory note to a third party in the amount of $50,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 75,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $54,509 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest   The note was assumed by a third party who, on November 1, 2010, converted the note payable into 250,000 shares of common stock at $.20 per share, fair value.  Interest was fully accreted on the note payable in the amount of $50,000 as of November 1, 2010 and the deferred costs of $4,509 were fully amortized as of November 1, 2010.

On August 6, 2010 the Company issued a promissory note to a third party in the amount of $125,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 187,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $135,831 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010.  Interest was fully accreted on the note payable in the amount of $125,000 as of August 18, 2010 and the deferred costs of $10,831 were fully amortized as of August 18, 2010.

NOTE 5 - INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.

At December 31, 2010, the Company has a net operating loss (“NOL”) that approximates $11.3 million.  Consequently, the Company may have NOL carryforwards available for  federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year	February 11, 2008
	Ended	(Inception) to
	December 31,	December 31,
	2010	2009
Current	(2,450,000)	(1,979,000)
Deferred	34,000	61,000
Change in valuation allowance	2,416,000	1,918,000

	$-	$-

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 - INCOME TAXES (Continued)

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(521,000)	(35)	$(783,000)	(35)
State tax, net of federal tax effect	(87,000)	(6)	(131,000)	(6)
Non-deductible share-based compensation	(1,808,000)	(121)	(1,004,000)	(45)
Change in valuation allowance	2,416,000	162	1,918,000	86

	$-	-	$-	-

The primary components of the Company’s December 31, 2010 and 2009 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,	December 31,
	2010	2009

Deferred tax asset for NOL carryforwards	$4,623,000	$2,172,000
Deferred tax asset for stock based compensation	59,000	94,000
Valuation allowance	(4,682,000)	(2,266,000)

	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2010, the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2010.  The Company did not recognize any interest or penalties during 2010 related to unrecognized tax benefits.

The U.S. and state income tax returns filed for the tax years ending on December 31, 2010, 2009 and 2008 will be subject to examination by the relevant taxing authorities.

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

On May 27, 2008, the Company commenced a private placement of up to 6 million units at a price of $.035 per unit to accredited investors.  One unit consists of one share of the Company’s common stock and one warrant. Ten of these warrants entitle the holder to purchase one additional share of common stock at a price of $.75 per share and is exercisable for a three year period.  During the three months ended June 30, 2008, 6,142,858 units were sold with warrants exercisable at a price of $.75 per share, raising $215,000 in proceeds and resulting in 614,286 warrants being issued.  During the three months ended September 30, 2008 500,000 units were sold with warrants at a price of $.75, raising $17,500 and resulting in 50,000 warrants being issued.

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

During the three months ended March 31, 2009, the Company issued 100,000 shares of common stock, which were valued at the fair market value of $200,000 for consulting services.

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

On August 17, 2010, the Company sold 2,000,000 shares of common stock to investors, which raised proceeds of $400,000.

During November and December 2010, the Company sold 7,625,000 shares of common stock to investors, which raised proceeds of $1,525,000.

On November 19, 2010, the Company issued 111,111 shares of common stock , which were valued at the fair market value of $100,000, for consulting services.

On December 2, 2010, an investor exercised 3 million options, which raised proceeds of $120,000.

In December 2010, two investors exercised a total of 2.5 million warrants, which raised proceeds of $100,000.

 NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2010, 7,445,000 options have been issued and are unexercised, and 8,555,000 options that are available to be issued under the Plan.  Of the 7,445,000 options that have been issued and are unexercised, 1,100,000 options were granted to employees and 6,345,000 options were granted to non employees.

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

During 2008, the Company issued the Secretary of the Company 500,000 options, which were valued at $8,825 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 2.5% and expected option life of 5 years.  The options expire five years from the date of issuance.  Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to Moggle, Inc.

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

On March 12, 2010 the Company entered into a three year employment agreement with the Senior Vice President of Marketing and Licensing for €150,000 annually.  The agreement also includes an option to purchase 2 million warrants at $1.00 per share.  These options were valued at $1,829,756.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 41.6%, risk free interest rate of 2.4% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service is provided.  In December 2010, this employment agreement was terminated, the options were terminated and any expense relative to the options that was previously recorded was reversed.

During November 2010, the Company issued two directors options to purchase an aggregate of 600,000 shares of the Company’s common stock at $.90 per share.  These options have been valued at $5,207.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 40.8%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

For the year ended December 31, 2010 and 2009, the Company expensed $5,207 and $0 relative to employee options granted.  As of December 31, 2010, there was no unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option transactions for employees during 2010 and 2009 is as follows:

			Weighted Average
	Option	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	.04 to .90	$0.51

Exercisable, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Weighted Average Remaining Life,
Exercisable, December 31, 2010 (years)	3.7

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

During October and November 2010, the Company issued various consultant option to purchase an aggregate of1,020,000 shares of the Company’s common stock at $.75, $.78 and $.90 per share.  These options have been valued at $7,397.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 34.2% to 40.8%, risk free interest rate of 1.1% to 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

For the year ended December 31, 2010 and 2009, the Company expensed $36,508 and $48,604 relative to non employee options granted.  As of December 31, 2010, there was $3,147 of unrecognized compensation expense related to non-vested market-based share awards.

The following table summarizes non-employee stock option/warrant of the Company during 2010 and 2009 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Exercisable, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Weighted Average Remaining Life,
Exercisable, December 31, 2010 (years)	1.9

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – OPERATING LEASES

For the years ended December 31, 2010 and 2009 total rent expense under leases amounted to  $31,543 and $25,836.  At December 31, 2010, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2011	$11,180

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the year ended December 31, 2010 and 2009, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $15,499 and $117,219 were incurred and reimbursed during the years ended December 31, 2010 and 2009.

Prior to becoming the Chief Financial Officer (“CFO”) of the Company, the CFO’s accounting firm was providing accounting services to the Company.  As of December 31, 2010, there were no unpaid fees due that firm.

NOTE 10 – SUBSEQUENT EVENTS

On January 24, 2011 the Company issued four consultants options to purchase a total of 230,000 shares of the Company’s common stock at $1.00 per share.  These options have been valued at $46,019.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 33.5%, risk free interest rate of 2.03% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.