Form 10-Q
period 2011-03-31
Moggle, Inc.
filed 2011-05-13
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to __________

Commission file number                      333-152050

MOGGLE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15 West Highland Avenue Philadelphia, PA 19118-3322
(Address of principal executive offices) (Zip Code)

(215) 247-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).   YES __X_ NO_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ____ NO_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                     Accelerated filer                      ☐
Non-accelerated filer     ☐                                                                                     Smaller reporting company    ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES__  NO   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,371,422 shares of common stock outstanding at May 12, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	F-1

STATEMENTS OF OPERATIONS	F-2

STATEMENT OF STOCKHOLDERS' EQUITY	F-3

STATEMENTS OF CASH FLOWS	F-4

NOTES TO FINANCIAL STATEMENTS	F-5 to F-16

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,006,922	$1,574,448
Accounts Receivable	326	-
Prepaid expenses	17,647	22,941

TOTAL CURRENT ASSETS	1,024,895	1,597,389

PROPERTY AND EQUIPMENT
Computer equipment	12,980	12,980
Less: accumulated depreciation	3,892	3,243
	9,088	9,737

OTHER ASSETS
Deposit	2,667	2,667

TOTAL ASSETS	$1,036,650	$1,609,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$103,650	$90,015

TOTAL CURRENT LIABILITIES	103,650	90,015

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at March 31, 2011 and
December 31, 2010	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
65,371,422 shares issued and outstanding at March 31, 2011
and December 31, 2010	6,537	6,537

Additional paid in capital	6,357,519	6,222,793

Deficit accumulated during the development stage	(5,431,056)	(4,709,552)

STOCKHOLDERS' EQUITY	933,000	1,519,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,036,650	$1,609,793

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to March 31, 2011,
And For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2011	2010

SALES	$326	$326	$-

OPERATING EXPENSES
General and administrative	456,581	125,945	14,483
Consulting (a)	2,304,048	328,095	43,175
Payroll (b)	426,232	16,733	31,152
Professional fees	763,496	103,449	32,070
Research and development	323,103	77,726	-
Travel	756,955	70,927	67,321
Total operating expenses	5,030,415	722,875	188,201

OTHER INCOME (EXPENSE)
Interest income	2,272	1,045	1
Interest expense (c)	(403,239)	-	-
	(400,967)	1,045	1

NET LOSS	$(5,431,056)	$(721,504)	$(188,200)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		65,371,422	45,449,656

(a)	– includes share-based compensation of $1,697,516 cumulative, $117,993 and $4,829 for the three months ended March 31, 2011 and 2010.
(b)	– includes share-based compensation of $426,232 cumulative, $16,733 and $31,152 for the three months ended March 31, 2011 and 2010.
(c)
– includes amortization of deferred costs of $78,242 cumulative, and $0 for the three months ended March 31, 2011 and 2010.  Also includes $322,500 accretion of discount on notes payable cumulative, and $0 for the three months ended March 31, 2011 and 2010.

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to March 31, 2011

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock	13,788,276	1,379	483,681	-	485,060
Exercise of options	2,250,000	225	89,775	-	90,000
Exercise of warrants	250,000	25	9,975	-	10,000
Fair value of employee stock option grants	-	-	404,292	-	404,292
Fair value of non-employee stock option/warrant grants	-	-	108,777	-	108,777
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of warrants	4,000,000	400	159,600	-	160,000
Exercise of options	2,750,000	275	109,725	-	110,000
Issuance of shares of common stock	600,000	60	599,940	-	600,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Fair value of common stock issued for services	1,180,427	118	1,280,309	-	1,280,427
Fair value of non-employee stock option/warrant grants	-	-	48,604	-	48,604
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of warrants	6,892,858	689	275,025	-	275,714
Exercise of options	4,000,000	400	159,600	-	160,000
Issuance of shares of common stock	10,173,750	1,017	2,324,724	-	2,325,741
Fair value of common stock issued for services	111,111	11	99,989	-	100,000
Conversion of notes payable to common stock	375,000	38	74,962	-	75,000
Fair value of stock option grants	-	-	41,715	-	41,715
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010 (audited)	65,371,422	6,537	6,222,793	(4,709,552)	1,519,778

Fair value of revalued warrants	-	-	88,601	-	88,601
Fair value of stock option grants	-	-	46,125	-	46,125
Net loss	-	-	-	(721,504)	(721,504)

Balance March 31, 2011 (unaudited)	65,371,422	6,537	6,357,519	(5,431,056)	933,000

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to March 31, 2011
And For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,431,056)	$(721,504)	$(188,200)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	88,601	-
Fair value of options issued in exchange for services	649,514	46,125	35,980
Fair value of stock issued in exchange for services	1,380,427	-	-
Amortization of deferred costs	78,243	-	-
Accretion of discount on notes payable	322,500	-	-
Depreciation	3,892	649	279
Provision for bad debt	42,768	-	-
Increase in assets
Accounts receivable	(326)	(326)	-
Other receivable	(42,768)	-	-
Prepaid expenses	(17,647)	5,294	-
Deposits	(2,667)	-	-
Increase in liabilities
Accounts payable and accrued expenses	103,650	13,635	(24,998)

Net cash used in operating activities	(2,824,869)	(567,526)	(176,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Puchase of equipment	(12,980)	-	-

Net cash used in investing activities	(12,980)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	247,500	-	20,000
Repayment of note payable - stockholders	(247,500)	-	-
Proceeds from notes payable	75,000	-	-
Proceeds from issuance of common stock	3,029,057	-	-
Proceeds from exercise of options	360,000	-	75,714
Proceeds from exercise of warrants	445,714	-	40,000
Stock issuance costs	(65,000)	-	-

Net cash provided by financing activities	3,844,771	-	135,714

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,006,922	(567,526)	(41,225)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,574,448	44,710

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,006,922	$1,006,922	$3,485

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$400,744	$-	$-

Conversion of notes payable into common stock	$75,000	$-	$-

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

ParentMatch, and its companion product, ParentPlayback, will be designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services. In addition the ID follows the child whenever they are on a computer as opposed to traditional controls which are resident on a PC by PC basis.  ParentMatch provides filtering for the parent to be able to control such areas as (i) sites a child may access; (ii) types of content they may view and (iii) who they can interact with online. ParentPlayback will provide the parent with a video transcript of their child’s online session.  Since inception, substantially all of the efforts of the Company have been developing technologies for multiplayer online role playing games and the Virtual Piggy, ParentMatch and ParentPlayback platforms.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property and equipment.  The Company anticipates establishing global markets for its technologies.

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 20110 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable and accounts payable.  The carrying value of cash, accounts receivable and accounts payable approximate fair value, because of their short maturity.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for three months ended March 31, 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Recently Adopted Accounting Pronouncements
In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310). This update requires new disclosures and enhances current disclosures about the allowance for credit losses and the credit quality of financing receivables. However, the following receivables are excluded from the scope of this amendment: receivables measured at fair value with changes included in earnings and receivables measured at lower of cost or market and trade receivables with contractual maturities of one year or less that arose from the sale of goods or services. This standard is effective for interim and annual periods ending on or after December 15, 2010. The Company adopted the disclosure requirements effective January 1, 2011.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective January 1, 2011.

In December 2010, FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt the disclosure requirements for any business combinations in 2011.

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

The Company is in the development stage at March 31, 2011.  Successful completion of the Company’s development program and ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 – NOTES PAYABLE

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

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 4 - INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2011 and 2010.

As of January 1, 2011, the Company had no unrecognized tax benefits, and accordingly, we have not recognized interest or penalties during 2011 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2011, and there was no accrual for uncertain tax positions as of March 31, 2011.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2011 and 2010, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

In 2008, the Company issued 14,950,002 warrants as part of the units included in the private placements, which were to expire three years from the date of issuance.  The expiration date for unexpired and unexercised warrants was extended on January 24, 2011 to six years from the date of issuance.  As of January 24, 2011, there were two directors that had in total, warrants to purchase 3,142,858 shares of the Company’s common stock at $.04 per share and warrants to purchase 100,000 shares of the Company’s common stock at $.75 per share.  The warrants to purchase 3,242,858 shares of the Company’s common stock were reclassified from non-employee warrants to incentive stock warrants, because the recipients had become directors subsequent to the date of original issuance.  These warrants were revalued and the incremental cost charged to expense was $16,733.  There were also seven consultants that had in total warrants to purchase 564,286 shares of the Company’s common stock at $.75 per share.  These warrants were revalued and the incremental cost charged to expense was $71,868.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 32.3%, risk free interest rate of 1.05% and expected warrant life of 3 to 3.5 years.  The warrants expire 6 years from date of original issuance.  The incremental fair value of the warrants was expensed immediately.

For the three months ended March 31, 2011 and 2010, the Company expensed $16,733 and $31,152 relative to employee options/warrants granted.  As of March 31, 2011, there was no unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option/warrant transactions for employees from February 11, 2008 (date of inception) to March 31, 2011 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	$.04 to .90	$0.51

Granted	-	$-	$-
Reclassified	3,242,858	.04 to .75	0.05
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2011	4,342,858	$.04 to .90	$0.18

Exercisable, March 31, 2011	4,342,858	$.04 to $.90	$0.18

Weighted Average Remaining Life,
Exercisable, March 31, 2011 (years)	3.1

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

For the three months ended March 31, 2011 and 2010, the Company expensed $46,125 and $4,829 relative to non employee options granted.  As of March 31, 2011, there was $3,041 of unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to March 31, 2011 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	230,000	$1.00	$0.03
Reclassified	(3,242,858)	.04 to .75	$.04 to $.75
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2011	7,139,286	$.04 to $2.30	$0.36

Exercisable, March 31, 2011	7,139,286	$0.04 to $2.30	$0.36

Weighted Average Remaining Life,
Exercisable, March 31, 2011 (years)	2.7

NOTE 7 – OPERATING LEASES

For the three months ended March 31, 2011 and 2010 total rent expense under leases amounted to $8,603 and $8,530.  At March 31, 2011, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:
2011	$24,531
2012	10,932

$35,463

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three months ended March 31, 2011 and 2010, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research of the Company’s business plans and the implementation of the Company’s business plans.  Expenses totaling $44,764 and $11,903 were incurred and reimbursed during the three months ended March 31, 2011 and 2010.

NOTE 9 – SUBSEQUENT EVENTS

On May 5, 2011, the Company entered into a consulting agreement, which is to be effective April 15, 2011, expiring on October 15, 2012.  Under the terms of the agreement the Company shall pay the consultant $15,000 per month and provide additional compensation as follows:

a.
On the earlier of (i) six months after the date of the agreement and (ii) the date on which the Company has entered into a total of ten Merchant Accounts as the direct result of the services of Consultant, provided that at least one of such Merchant Account is with a Major Name Merchant or Merchant Processor, consultant shall be entitled to purchase 2 million shares of common stock of the Company at a purchase price of $.20 per share.  These options expire April 15, 2016.

b.
On the earlier of (i) nine months after the date of the agreement and (ii) the date on which the Company has entered into a total of twenty Merchant Accounts as the direct result of the services of Consultant, provided that at least three of such Merchant Account are with  Major Name Merchants or Merchant Processors, consultant shall be entitled to purchase 2 million shares of common stock of the Company at a purchase price of $.20 per share.  These options expire April 15, 2016.

c.
On the earlier of (i) twelve months after the date of the agreement and (ii) the date on which the Company has entered into a total of thirty Merchant Accounts as the direct result of the services of Consultant, provided that at least five of such Merchant Accounts are with Major Name Merchants or Merchant Processors, consultant shall be entitled to purchase 2 million shares of common stock of the Company at a purchase price of $.40 per share.  These options expire April 15, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

Moggle, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  We are a development stage company and have had limited business operations. For the period from inception through March 31, 2011, we have concentrated our efforts on developing a business plan which was initially focused on creating a massive multiplayer online gaming platform and massive multiplayer online games.  We recently changed our business model to focus on the development of online security services.

We are a technology development company that delivers an online security platform, which currently is composed of three separate products (which we refer to herein as the “Platform”), designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform is designed to enable online businesses to interact with “tweens” or children between the ages of 8-14 in compliance with the Children’s Online Privacy Protection Act, which we refer to herein as “COPPA”, and other similar international children’s privacy laws.

Our Platform currently consists of three separate security management products targeted at the Under 18 market:

•	Virtual Piggy;
•	ParentMatch ParentPlayback; and
•	Age Verification Service.

Our Virtual Piggy product, which has just been launched in the market, enables online businesses to interact and transact with the “Under 18” market in a manner consistent with “COPPA” and other similar international children’s privacy laws.  Virtual Piggy provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods.

Our ParentMatch and Age Verification Services are currently under development and are designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services.  In addition, the web service ID will follow the child whenever he or she is on a computer, as opposed to traditional controls that are resident on a PC by PC basis.

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

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.   We expect that each module of the technology will be released as a web-service substantially in accordance with the schedule outlined below:

Technology	Patent(s) Filed	Design	Prototype	Full System	Market Introduction	Revenue
Virtual Piggy	Sept. 2009	Complete	Complete	Jan. 2011	Feb. 2011	1st Quarter 2011
Parent Match and Playback	Sept. 2009	In-Progress	In-Progress	June 2011	Sept. 2011	End-2011
Age Verification Service	Sept. 2009	In-Progress	Jun. 2011 Start	Jan. 2012	Mar. 2012	Mid-2012

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

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

The following discussion analyzes our results of operations for the three months ended March 31, 2011 and 2010. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2011 and 2010

We incurred a net loss of $721,504 for the three months ended March 31, 2011 as compared to a net loss of $188,200 for the three months ended March 31, 2010 on $326 and $0 of net revenue for the three months ended March 31, 2011 and 2010, respectively.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Revenues	$326	$-

General and administrative	125,945	14,483

Consulting	328,095	43,175

Payroll	16,733	31,152

Professional fees	103,449	32,070

Research and development	77,726	-

Travel	70,927	67,321

Interest income	(1,045)	(1)

NET LOSS	$721,504	$188,200

Basic and Diluted Net Loss Per Share	$0.01	$0.00

Basic and Diluted Weighted Average
Outstanding Shares	65,371,422	45,449,656

Compensation Expense of Stock Options	$134,726	$35,980

Revenue:    We had minimal revenue of $326 and $0 for the three months ended March 31, 2011 and 2010, respectively.  During such time we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.  During the three months ended March 31, 2011, we began testing our Virtual Piggy platform and were able to realize minimal revenues.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended March 31, 2011 and 2010:

a)  General and Administrative expenses: For the three months ended March 31, 2011 general and administrative expenses were $125,945, an increase of $111,462 from $14,483 for the three months ended March 31, 2010.  The increase resulted from approximate increases in insurance of $9,600, board fees of $25,000, office expenses of $10,500, and miscellaneous expenses of $13,000.  These increases were the result of establishing the infrastructure of a growing organization.  In addition, marketing expenses increased approximately $52,000 in connection with the introduction of Virtual Piggy to the marketplace, which included presenting at an industry event in New York City.

b) Consulting Expense: For the three months ended March 31, 2011, consulting expenses were $328,095, an increase of $284,920 from $43,175 for the three months ended March 31, 2010.  This increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended March 31, 2011 we incurred $16,733 of compensation expenses as compared to $31,152 for the three months ended March 31, 2010, a decrease of $14,419. The Company extended the expiration date of unexpired, unexercised warrants that were initially issued in 2008 for three years from the initial expiration date. This required that the warrants be revalued and any incremental increase in fair market value be expensed. The decrease of $14,419 was the result of compensation expense related to the fair market value of options and grants to purchase shares of our common stock during the three months ended March 31, 2010 exceeding the incremental increase in the fair market value of the revalued warrants.

d) Professional Fees: During the three months ended March 31, 2011, we incurred $103,449 of professional fees as compared to $32,070 for the three months ended March 31, 2010, an increase of $71,379.  The professional fees were for legal, accounting, and other professional fees, as well as retaining in-house counsel.

e)  Research and Development:  During the three months ended March 31, 2011, we incurred $77,726 of research and development expenses as compared to $0 for the three months ended March 31, 2010, an increase of $77,726.  The increase was due to the development costs of our Virtual Piggy, ParentMatch, and ParentPlayback applications.

f) Travel: For the three months ended March 31, 2011, travel expenses were $70,927, an increase of $3,606 from $67,321 for the three months ended March 31, 2010.  The expenses incurred were primarily associated with corporate development and capital raising activities.

Liquidity and Capital Resources

As of March 31, 2011, we had cash on hand of $1,006,922.

Net cash used in operating activities for the three months ended March 31, 2011 increased $390,587 to $567,526 from $176,939 for the three months ended March 31, 2010 as a result of expanded operations and establishing the infrastructure of the Company.

Net cash used in investing activities was $0 for the three months ended March 31, 2011 and 2010.

Net cash provided by financing activities was $0 for the three months ended March 31, 2011, as compared to $135,714 for the three months ended March 31, 2010.  The cash provided during the three months ended March 31, 2010 consisted of proceeds from the issuance of debt securities and the exercise of options and warrants.

The following summarizes our cash flows for the three months ended March 31, 2011 and 2010:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Net loss	$(721,504)	$(188,200)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock and stock options	134,726	35,980

Depreciation	649	279

Accounts receivable	(326)	-

Prepaid expenses	5,294	-

Accounts payable and accrued expenses	13,635	(24,998)

Net cash used in operating activities	(567,526)	(176,939)

Cash flows from Financing Activities

Proceeds from notes payable, net	-	20,000

Proceeds from exercise of options/warrants	-	115,714

Net cash provided by financing activities	-	135,714

Net decrease in cash and cash equivalents	$(567,526)	$(41,225)

As we have not generated any meaningful revenues, since our inception we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

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

Even if we are successful in raising sufficient capital in order to complete the development of our Virtual Piggy and ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.7 million during the year ended December 31, 2010.  We project that our Virtual Piggy and ParentMatch products will not be ready for full scale introduction to the marketplace until the third quarter of 2011.  Accordingly, we do not project that significant revenue will be generated until late 2011 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy and ParentMatch products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy and ParentMatch products are developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover, there can be no assurance that even if our Virtual Piggy and ParentMatch products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing project implementation and projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications, we may be required to change the current plans for our Virtual Piggy and ParentMatch products.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin) No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Virtual Piggy and ParentMatch at the time of the sale of the associated product and will recognize revenue from the sale of role playing games when shipped.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOGGLE, INC.

Date: May 13, 2011	By:	/s/ Ernest Cimadamore
Ernest Cimadamore
Chief Executive Officer