Form 10-Q
period 2011-06-30
Moggle, Inc.
filed 2011-08-12
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-152050

MOGGLE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,471,422 shares of common stock outstanding at August 12, 2011.

TABLE OF CONTENTS		Page No.

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3
ITEM 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	21
ITEM 4.	Controls and Procedures	29

PART II	OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
ITEM 6.	Exhibits	30

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Moggle, Inc.
(A Development Stage Company)

CONTENTS

PAGE

BALANCE SHEETS	4

STATEMENTS OF OPERATIONS	5

STATEMENT OF STOCKHOLDERS' EQUITY	6

7
STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS	8 to 20

Moggle, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$316,734	$1,574,448
Accounts Receivable	425	-
Prepaid expenses	17,353	22,941

TOTAL CURRENT ASSETS	334,512	1,597,389

PROPERTY AND EQUIPMENT
Computer equipment	15,679	12,980
Less: accumulated depreciation	4,676	3,243
	11,003	9,737

OTHER ASSETS
Deposit	2,667	2,667
Patents and trademarks, net of accumulated amoritization of
$232 and $-	26,611	-
	29,278	2,667

TOTAL ASSETS	$374,793	$1,609,793

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$86,851	$90,015

TOTAL CURRENT LIABILITIES	86,851	90,015

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2011 and
December 31, 2010	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
65,471,422 and 65,371,422 shares issued and outstanding at
June 30, 2011 and December 31, 2010	6,547	6,537

Additional paid in capital	6,407,657	6,222,793

Deficit accumulated during the development stage	(6,126,262)	(4,709,552)

STOCKHOLDERS' EQUITY	287,942	1,519,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$374,793	$1,609,793

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to June 30, 2011,
And For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2011	2010	2011	2010

SALES	$1,426	$1,100	$-	1,426	$-

OPERATING EXPENSES
General and administrative	565,575	108,994	10,500	234,939	24,983
Consulting (a)	2,625,743	321,695	46,334	649,790	89,509
Payroll (b)	426,232	-	152,479	16,733	183,631
Professional fees	846,104	82,608	51,085	186,057	83,155
Research and development	467,948	144,845	-	222,571	-
Travel	795,741	38,786	44,182	109,713	111,503
Total operating expenses	5,727,343	696,928	304,580	1,419,803	492,781

OTHER INCOME (EXPENSE)
Interest income	2,894	622	1	1,667	2
Interest expense (c)	(403,239)	-	(6,235)	-	(6,235)
	(400,345)	622	(6,234)	1,667	(6,233)

NET LOSS	$(6,126,262)	$(695,206)	$(310,814)	$(1,416,710)	$(499,014)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		65,404,755	48,811,769	65,388,089	47,205,117

(a)
– includes share-based compensation of $1,747,664 cumulative $50,148 and $168,141 for the three and six months ended June 30, 2011 and $9,121 and   $13,950 for the three and six months ended June 30, 2010.

(b)	– includes share-based compensation of $426,232 cumulative, $0 and $16,733 for the three and six months ended June 30, 2011 and $152,479 and $183,631 for the three and six months June 30, 2010.
(c)
– includes amortization of deferred costs of $78,242 cumulative, and $0 for the three and six months ended June 30, 2011 and $1,546 for the three and six months ended June 30, 2010.  Also includes $322,500 accretion of discount on notes payable cumulative, and $0 for the three and six months ended June 30, 2011 and $4,500 for the three and six months ended June 30, 2010.

See accompanying notes to financial statements.

Moggle, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity
For the Period February 11, 2008 (Date of Inception) to June 30, 2011

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008 at $.001 per share	19,000,000	$1,900	$17,100	$-	$19,000
Issuance of shares of common stock and 14,285,716 warrants in February 2008 through private placement at $.035 per unit	7,142,858	714	249,286	-	250,000
Employee options issued for services on March 3, 2008, vested immediately and valued at $.02 per share	-	-	8,825	-	8,825
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	107,859	-	107,859
Exercise of options on May 8, 2008 at $.04 per share	500,000	50	19,950	-	20,000
Issuance of shares of common stock and 614,286 warrants in May and September 2008 through private placement at $.75 per unit	6,642,858	665	231,835	-	232,500
Options issued for services in June 2008, vested immediately and valued at $.07 per share	-	-	395,467	-	395,467
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	918	-	918
Issuance of shares of common stock to investors in August 2008 at $1.00 per share	2,560	-	2,560	-	2,560
Exercise of options in September 2008 at $.04 per share	1,750,000	175	69,825	-	70,000
Exercise of warrants in September 2008 at $.04 per share	250,000	25	9,975	-	10,000
Net loss	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	1,113,600	(983,886)	133,243

Exercise of options on January 26, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Issuance of shares of common stock on April 7, 2009 at $1.00 per share	400,000	40	399,960	-	400,000
Issuance of shares of common stock on June 29, 2009 valued at $2.00 per share	100,000	10	199,990	-	200,000
Exercise of options on July 30, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	10,462	-	10,462
Exercise of warrants on August 21, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of options on September 2, 2009 at $.04 per share	500,000	50	19,950	-	20,000
Issuance of shares of common stock on September 17, 2009 at $1.00 per share	100,000	10	99,990	-	100,000
Issuance of shares of common stock for future services on October 9, 2009 valued at $1.00 per share	1,080,427	108	1,080,319	-	1,080,427
Issuance of shares of common stock on October 16, 2009 at $1.00 per share	100,000	10	99,990	-	100,000
Exercise of warrants on October 22, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrants on December 2, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of options on December 10, 2009 at $.04 per share	250,000	25	9,975	-	10,000
Exercise of warrants on December 31, 2009 at $.04 per share	1,000,000	100	39,900	-	40,000
Stock issuance costs	-	-	(65,000)	-	(65,000)
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	37,506	-	37,506
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	636	-	636
Net loss	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	3,246,778	(3,220,362)	30,798

Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August	483,750	48	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	27,899	-	27,899
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010 (audited)	65,371,422	6,537	6,222,793	(4,709,552)	1,519,777

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	48,990	-	49,000
Fair value of revalued warrants at $.09 to $.76 per share	-	-	88,601	-	88,601
Nonemployee options issued for services from October through November 2010, vested immediately and valued at $.01 per share	-	-	47,273	-	47,273
Net loss	-	-	-	(1,416,710)	(1,416,710)

Balance June 30, 2011 (unaudited)	65,471,422	6,547	6,407,657	(6,126,262)	287,942

See accompanying notes to financial statements.

Moggle, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to June 30, 2011
And For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,126,262)	$(1,416,710)	$(499,014)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	88,601	-
Fair value of options issued in exchange for services	650,662	47,273	197,580
Fair value of stock issued in exchange for services	1,429,428	49,000	-
Amortization of deferred costs	78,243	-	1,546
Accretion of discount on notes payable	322,500	-	4,500
Depreciation and amortization	4,908	1,665	558
Provision for bad debt	42,768	-	-
(Increase) decrease in assets
Accounts receivable	(425)	(425)	-
Other receivable	(42,768)	-	-
Prepaid expenses	(17,353)	5,589	-
Deposits	(2,667)	-	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	86,851	(3,164)	15,223

Net cash used in operating activities	(3,485,514)	(1,228,171)	(279,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(15,679)	(2,699)	-
Patent and Trademark costs	(26,844)	(26,844)

Net cash used in investing activities	(42,523)	(29,543)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	247,500	-	142,500
Repayment of note payable - stockholders	(247,500)	-	(20,000)
Proceeds from notes payable	75,000	-	-
Proceeds from issuance of common stock	3,029,057	-	-
Proceeds from exercise of options	360,000	-	40,000
Proceeds from exercise of warrants	445,714	-	175,714
Stock issuance costs	(65,000)	-	-

Net cash provided by financing activities	3,844,771	-	338,214

NET INCREASE IN CASH AND
CASH EQUIVALENTS	316,734	(1,257,714)	58,607

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,574,448	44,710

CASH AND CASH EQUIVALENTS - END OF PERIOD	$316,734	$316,734	$103,317

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$400,742	$-	$-

Conversion of notes payable into common stock	$75,000	$-	$-

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

Virtual Piggy will be designed to provide an online Piggy Bank security service that allows parents to setup and control their children’s spending online. Parents and guardians will be able to determine who is allowed to contribute to their child’s account as well as provide notification mechanisms back to the contributors when the funds are spent. The parent can establish how much a child can spend in a single transaction and how much they can spend over time. The Virtual Piggy service tracks all spending and the parent can receive alerts and reports on spending patterns. A third-party site would prompt a child to enter their VirtualPiggy ID – when they attempt to make a transaction. This ID along with category, pricing and descriptive information about the purchase would be sent to the VirtualPiggy webservice. Based on the rules set out by the parent, VirtualPiggy would send back a Yes/No signal to the requesting service and either allow or prohibit the transaction.

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and six months ended June 30, 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Moggle, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to ASC Topic 820 that provide disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the disclosure requirements effective December 31, 2010.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about the fair value measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.
2.	Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in this Update early, but no earlier than for interim periods beginning after December 15, 2011.

The Company is currently evaluating the impact, if any, of ASU No. 2011-04 on the Company’s financial position and results of operations.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under the amendments, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The presentation option under current GAAP to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted because compliance with amendments is already permitted.

The Company intends to comply with the presentation on January 1, 2012. OR The Company already complies with this presentation.

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

Since our inception, the Company has focused on developing and implementing our business plan.  The Company has not paid any salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company is currently in need of approximately $3,000,000 of additional capital to enable it to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  The Company intends to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

Even if the Company is successful in raising sufficient capital to complete the development of the Virtual Piggy and ParentMatch products, the Company’s ability to continue in business as a viable going concern can only be achieved when revenues reach a level that sustains the business operations.  The Compay estimates that the Virtual Piggy and ParentMatch products will not be ready for full scale introduction to the marketplace until the third quarter of 2011.  Accordingly, the Company does not expect to generate any meaningful revenue until late 2011 at the earliest.

If sufficient funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  Currently the monthly burn rate is $147,000, however this will only allow the Company to operate through August 2011.  The Company is currently addressing the reduction of this burn rate in the event sufficient funding cannot be obtained.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2 – GOING CONCERN (Continued)

The Company is in the development stage at June 30, 2011.  Successful completion of the Company’s development program and ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the three and six months ended June 30, 2011, there were capitalized patent costs of $26,843 incurred.  Amortization expense for patents was $232 for the three and six months ended June 30, 2011 and $0 for the three and six months ended June 30, 2011.

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

On June 30, 2010, the Company issued a promissory note to a third party in the amount of $100,000 with an interest rate of 6%.  The promissory note also required that the Company issue 150,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $146,495 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with  FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010 and interest was accreted on the note payable in the amount of $100,000 as of August 18, 2010 and the deferred costs of $46,495 were fully amortized as of August 18, 2010.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2011 and 2010.

As of January 1, 2011, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2011 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2011, and there was no accrual for uncertain tax positions as of June 30, 2011.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the six months ended June 30, 2011 and 2010, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the three months ended June 30, 2011, the Company issued 100,000 shares of common stock, which were valued at the fair market value of $49,000, for consulting services.

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2011, 7,675,000 options have been issued and are unexercised, and 8,325,000 options that are available to be issued under the Plan.  Of the 7,675,000 options that have been issued and are unexercised, 1,100,000 options were granted to employees and 6,575,000 options were granted to non employees.

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

During 2008, the Company issued the Secretary of the Company options to purchase 500,000 shares of the Company’s common stock at $.04 per share, which were valued at $8,825 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 2.5% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its President and Chief Executive Officer,  whereby, the President and Chief Executive Officer was issued options to purchase 1,000,000 shares of the Company’s common stock at $.04 per share, which were valued at $71,871 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its Director of Corporate Development whereby, the Director of Corporate Development was issued options to purchase 2,750,000 shares of the Company’s common stock at $.04 per share,  which were valued at $197,645 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an agreement with a member of the Company’s Board of Directors whereby, the member of the Board of Directors was issued options to purchase 1,250,000 shares of the Company’s common stock at $.04 per share, which were valued at $89,838 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

On June 23, 2008, a member of the Board of Directors was issued 500,000 shares of the Company’s common stock at $.04 per share, which were valued at $36,113 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.7% and expected option life of 5 years.  The options expire five years from the date of issuance.

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

In 2008, the Company issued 14,950,002 warrants as part of the units included in the private placements, which were to expire three years from the date of issuance.  The expiration date for unexpired and unexercised warrants was extended on January 24, 2011 to six years from the date of issuance.  As of January 24, 2011, there were two directors that held warrants to purchase an aggregate of 3,142,858 shares of the Company’s common stock at $.04 per share and 100,000 shares of the Company’s common stock at $.75 per share.  The warrants to purchase 3,242,858 shares of the Company’s common stock were reclassified from non-employee warrants to incentive stock warrants, because the recipients had become directors subsequent to the date of original issuance.  These warrants were revalued and the incremental cost charged to expense was $16,733.  There were also seven consultants that held warrants to purchase an aggregate of 564,286 shares of the Company’s common stock at $.75 per share.  These warrants were revalued and the incremental cost charged to expense was $71,868.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 32.3%, risk free interest rate of 1.05% and expected warrant life of 3 to 3.5 years.  The warrants expire 6 years from date of original issuance.  The incremental fair value of the warrants was expensed immediately.

Cumulatively and for the three and six months ended June 30, 2011 and 2010, the Company expensed $426,232, $0 and $16,733 and for the three and six months ended June 30, 2010, the Company expensed  $152,479 and $183,631 relative to employee options/warrants granted.  As of June 30, 2011, there was no unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

A summary of incentive stock option/warrant transactions for employees from February 11, 2008 (date of inception) to June 30, 2011 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	$.04 to .90	$0.51

Granted	-	$-	$-
Reclassified	3,242,858	.04 to .75	0.05
Exercised	-	-	-
Expired	-	-	-

Outstanding, June 30, 2011	4,342,858	$.04 to .90	$0.18

Exercisable, June 30, 2011	4,342,858	$.04 to $.90	$0.18

Weighted Average Remaining Life,
Exercisable, June 30, 2011 (years)	2.8

On August 18, 2009, options to purchase 100,000 shares of the Company’s common stock at $2.30 were issued to a consultant, which were valued at $30,689.  Another consultant also received 25,000 options on August 18, 2009, which were valued at $7,672.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 58.3%, risk free interest rate of 2.4% and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.

On August 20, 2010, the Company issued the Chief Financial Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,012.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 36.7%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On September 13, 2010, the Company issued the Chief Executive Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $1,676.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On September 13, 2010, the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $670.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

During October and November 2010, the Company issued various consultant option to purchase an aggregate of 1,020,000 shares of the Company’s common stock at $.75, $.78 and $.90 per share.  These options have been valued at $7,397.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 34.2% to 40.8%, risk free interest rate of 1.1% to 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On January 24, 2011, the Company issued four consultants options to purchase an aggregate of 230,000 shares of the Company’s common stock at $1.00 per share.  These options have been valued at $46,019.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 33.5%, risk free interest rate of 2.03% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Cumulatively and for the three and six months ended June 30, 2011, the Company expensed $739,263, $1,148 and $135,874 and for the three and six months ended June 30, 2010, the Company expensed $9,121 and $13,950 relative to non employee options granted.  As of June 30, 2011, there was $1,893 of unrecognized compensation expense related to non-vested market-based share awards.

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to June 30, 2011 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	230,000	$1.00	$0.03
Reclassified	(3,242,858)	.04 to .75	$.04 to $.75
Exercised	-	-	-
Expired	-	-	-

Outstanding, June 30, 2011	7,139,286	$.04 to $2.30	$0.36

Exercisable, June 30, 2011	7,139,286	$0.04 to $2.30	$0.36

Weighted Average Remaining Life,
Exercisable, June 30, 2011 (years)	2.5

Moggle, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – OPERATING LEASES

For the three and six months ended June 30, 2011, total rent expense under leases amounted to $8,736 and $17,339  and for the three and six months ended June 30, 2010, total rent expense under leases amounted to $5,808 and $14,383.  At June 31, 2011, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2011	$16,398
2012	10,932

$27,330

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the six months ended June 30, 2011 and 2010, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $57,276 and $11,903 were incurred and reimbursed during the six months ended June 30, 2011 and 2010.

NOTE 10 – SUBSEQUENT EVENTS

On July 22, 2011, the Company issued a consultant options to purchase 25,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $4,150.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of these options, with the following assumptions: no dividend yield, expected volatility of 38.0%, risk free interest rate of 1.5%, and expected option life of 5 years.  The options expire five years from the date of issuance.  The options will be expensed immediately.

On August 2, 2011, the Company issued a consultant options to purchase 20,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $3,803.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of these options, with the following assumptions: no dividend yield, expected volatility of 39.6%, risk free interest rate of 1.2%, and expected option life of 5 years.  The options expire five years from the date of issuance.  The options will be expensed over one year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

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

Overview

Moggle, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  We are a development stage company and have had limited business operations.  For the period from inception through June 30, 2011, we have concentrated our efforts on developing a business plan which was initially focused on creating a massive multiplayer online gaming platform and massive multiplayer online games (“MMOG”).  We recently changed our business model to focus on the development of online security services.

We are a technology development company that delivers an online security platform, which currently is composed of three separate products (the “Platform”), designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform is designed to enable online businesses to interact with “tweens” or children between the ages of 8-14 in compliance with the Children’s Online Privacy Protection Act (“COPPA”), and other similar international children’s privacy laws.

Our Platform currently consists of three separate security management products targeted at the Under 18 market:

•	Virtual Piggy;
•	ParentMatch and ParentPlayback; and
•	Age Verification Service

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

Our ParentMatch and ParentPlayback products are currently under development and are designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services.  In addition, the web service ID will follow the child whenever he or she is on a computer, unlike traditional controls that are resident on a PC by PC basis.

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

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.   Our schedule for ParentMatch, ParentPlayback and Age Verification Service has been delayed recently as a result of the concentration and interest in the Virtual Piggy product. At this time, it is uncertain as to the specific time periods that these other products will be fully developed and brought to market.

As of the date of this report, we have completed the design and development of Virtual Piggy.  We announced the release of Virtual Piggy in January 2011 and commenced marketing and distribution efforts in February 2011.

The ParentMatch and ParentPlayback technologies are currently in the design and prototyping phases, but we expect that they will be developed and released as a single application that provides both sets of functionality.  Our plan is to market this technology to customers of our Virtual Piggy platform and the mobile market.

The last component of our solution is Age Verification Service.  This service is still in the design phase and, therefore, our commercialization strategy for this service is still in the preliminary stages and has yet to be finalized.

Our ability to execute on our current plan is dependent on raising approximately $3,000,000 of additional capital. In the event that we are unsuccessful in these efforts, we will utilize our cash to attempt to complete a limited demonstration model of our Platform.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of our plan or the reliability of the assumptions on which they are based.

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

Sustained spending on technology, our ability to raise additional financing, the continued growth of the online market, and compliance with regulatory and reporting requirements are all external conditions that may affect our ability to execute our business plan.  In addition, the online payment industry is intensely competitive, and most participants have longer operating histories, significantly greater financial, technical, marketing, customer service, other resources, and greater name recognition.  In addition, certain potential customers, particularly large organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our competitors.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

The following discussion analyzes our results of operations for the three months ended June 30, 2011 and 2010. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended June 30, 2011 and 2010

We incurred a net loss of $695,206 for the three months ended June 30, 2011, an increase of $384,392 from a net loss of $310,814 for the three months ended June 30, 2010. We had net revenue of $1,100 and $0 during the three months ended June 30, 2011 and 2010, respectively.  The following is a summary of the components of such losses:

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Revenues	$1,100	$-

General and administrative	108,994	10,500

Consulting	321,695	46,334

Payroll	-	152,479

Professional fees	82,608	51,085

Research and development	144,845	-

Travel	38,786	44,182

Interest income	(622)	(1)

Interest expense	-	6,235

NET LOSS	$695,206	$310,814

Basic and Diluted Net Loss Per Share	$0.01	$0.01

Basic and Diluted Weighted Average
Outstanding Shares	65,404,755	48,811,769

Compensation Expense of Stock Options	$50,148	$161,600

Lack of Revenue:    As is common with a company in the development stage, we generated minimal revenue of $1,100 and $0 for the three months ended June 30, 2011 and 2010, respectively.  During such time, we devoted our efforts to formalizing our business plan and raising initial capital to commence our operations.  During the three months ended June 30, 2011, we continued testing our Virtual Piggy platform.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended June 30, 2011 and 2010:

a)  General and Administrative expenses: For the three months ended June 30, 2011 general and administrative expenses were $108,994, an increase of $98,494 from $10,500 for the three months ended June 30, 2010.  The increase resulted from approximate increases in insurance of $12,500, internet expenses of $11,600, meals and entertainment of $7,600, office expenses of 4,900, website expense of $5,100, and miscellaneous expenses of $12,600.  These increases were the result of establishing the infrastructure of a growing organization.  In addition, our marketing expenses increased approximately $44,000 as a result of preparing the marketplace for Virtual Piggy.

b) Consulting Expense: For the three months ended June 30, 2011, consulting expenses were $321,695, an increase of $275,361 from $46,334 for the three months ended June 30, 2010.  This increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended June 30, 2011 we incurred $0 of compensation expenses as compared to $152,479 for the three months ended June 30, 2010, a decrease of $152,479.  The decrease resulted from no stock option grants being issued during the three months ended June 30, 2011.

d) Professional Fees: During the three months ended June 30, 2011, we incurred $82,608 of professional fees as compared to $51,085 for the three months ended June 30, 2010, an increase of $31,523.  The increase related primarily to outside legal and accounting fees and the cost of in-house counsel.

e)  Research and Development:  During the three months ended June 30, 2011, we incurred $144,845 of research and development expenses as compared to $0 for the three months ended June 30, 2010, an increase of $144,845.  The increase was due to the development costs of our Virtual Piggy, ParentMatch, and ParentPlayback applications.

f) Travel: For the three months ended June 30, 2011 travel expenses were $38,786, a decrease of $5,396 from $44,182 for the three months ended June 30, 2010.  The expenses incurred were primarily associated with corporate development and capital raising activities.

Comparison of the Six Months Ended June 30, 2011 and 2010

The following discussion analyzes our results of operations for the six months ended June 30, 2011 and 2010. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Six Months Ended June 30, 2011 and 2010

We incurred a net loss of $1,416,710 for the six months ended June 30, 2011, an increase of $917,696 from a net loss of $499,014 for the six months ended June 30, 2010. We had net revenue of $1,426 and $0 during the six months ended June 30, 2011 and 2010, respectively.  The following is a summary of the components of such losses:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Revenues	$1,426	$-

General and administrative	234,939	24,983

Consulting	649,790	89,509

Payroll	16,733	183,631

Professional fees	186,057	83,155

Research and development	222,571	-

Travel	109,713	111,503

Interest expense	-	6,235

Interest income	(1,667)	(2)

NET LOSS	$1,416,710	$499,014

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.01)

Basic and Diluted Weighted Average
Outstanding Shares	65,388,089	47,205,117

Compensation Expense of Stock Options	$184,874	$197,581

Lack of Revenue:    As is common with a company in the development stage, we had minimal revenue of $1,426 and $0 for the six months ended June 30, 2011 and 2010, respectively.  During such time we devoted our efforts to formalizing our business plan, and raising initial capital to commence our operations.  During the six months ended June 30, 2011, we continued testing our Virtual Piggy platform.

Expenses:    The following amounts represent the most significant components of expenses for the six months ended June 30, 2011 and 2010:

a)  General and Administrative expenses: For the six months ended June 30, 2011, general and administrative expenses were $234,939, an increase of $209,956 from $24,983 for the six months ended June 30, 2010.  The increase resulted from approximate increases in board fees of $25,000, insurance of $22,000, internet expenses of $15,200, meals and entertainment of $10,300, office expenses of 12,000, telephone expense of $7,100, website expense of $5,100, and miscellaneous expenses of $16,600.  These increases were the result of establishing the infrastructure of a growing organization.  In addition, our marketing expenses increased approximately $97,000 as a result of preparing the marketplace for Virtual Piggy.

b) Consulting Expense: For the six months ended June 30, 2011, consulting expenses were $649,790, an increase of $560,281 from $89,509 for the six months ended June 30, 2010.  This increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the six months ended June 30, 2011, we incurred $16,733 of compensation expenses as compared to $183,631 for the six months ended June 30, 2010, a decrease of $166,898.  The decrease resulted from a decrease in stock option grants being issued for the six months ended June 30, 2011compared to the six months ended June 30, 2010.

d) Professional Fees: During the six months ended June 30, 2011, we incurred $186,057 of professional fees as compared to $83,155 for the six months ended June 30, 2010, an increase of $102,902.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services, as well as the cost of in-house counsel.

e)  Research and Development:  During the six months ended June 30, 2011, research and development expenses increased to $222,571 from $0 for the six months ended June 30, 2010.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

f) Travel: For the six months ended June 30, 2011, travel expenses were $109,713, a decrease of $1,790 from $111,503 for the six months ended June 30, 2010.  The expenses incurred were primarily associated with corporate development and capital raising activities.

g) Interest: For the six months ended June 30, 2011, interest expense decreased to $0 from $6,235 for the six months ended June 30, 2010.  Interest expense as of June 30, 2010 was a result of notes payable received from stockholders and common stock issued in conjunction with those notes payable.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $76,417.

Net cash used in operating activities for the six months ended June 30, 2011 increased to $1,228,171 from $279,607 for the six months ended June 30, 2010 an increase of $948,564. The increase resulted from expanded operations and establishing the infrastructure of the Company.

Net cash used in investing activities for the six months ended June 30, 2011 increased to $29,543 from $0 for the six months ended June 30, 2010.  The increase resulted from the purchase of computer equipment and costs of patents and trademarks.

Net cash provided by financing activities was $0 for the six months ended June 30, 2011 as compared to $338,214 for the six months ended June 30, 2010.  The cash provided during the six months ended June 30, 2010 consisted of proceeds from the issuance of debt securities and the exercise of options and warrants.

As we have not generated any meaningful revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years:

In September 2009, we commenced a second public offering of 12 million shares of our common stock at $1.00 per share.  However, we raised only $100,000 of proceeds through the sale of 100,000 shares of common stock and deregistered the remaining 11.9 million shares of common stock in November 2010.

During 2009, we realized aggregate gross proceeds of $160,000 and $110,000, respectively, from the exercise of options and warrants to purchase an aggregate of 4,000,000 and 2,750,000 shares of our common stock, respectively. In addition, we raised gross proceeds of $500,000 through the sale of 500,000 shares of common stock in a private placement transaction.

Between August 2010 and December 2010, we raised proceeds of $2 million through the sale of 10 million shares of common stock in a private placement transaction to accredited investors.

During 2010, we realized aggregate proceeds of $160,000 and $240,000 from the exercise of options and warrants to purchase an aggregate of 4 million and 6,892,858 shares of our common stock.

During 2010, we issued a series of unsecured promissory notes to certain of our affiliates and other investors, in the aggregate principal amount of $342,500.  All of the notes were repaid in 2010 either with cash, shares of common stock, or a combination of cash and shares of common stock.

Since our inception, we have focused on developing and implementing our business plan.  We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. Our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We are currently in need of approximately $3,000,000 of additional capital to enable us to pay our ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute our business plan.  We intend to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, we would be unable to continue the development of our Platform which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital in order to complete the development of our Virtual Piggy and ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.7 million during the year ended December 31, 2010 and we project that our Virtual Piggy product will not be ready for full scale introduction to the marketplace until the third quarter of 2011.  Accordingly, we do not project that significant revenue will be developed until late 2011 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if both the Virtual Piggy and ParentMatch products are developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy and ParentMatch products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2011, the Company issued 100,000 shares of common stock to a company assisting with raising capital for Moggle, Inc. as consideration for services rendered. The shares were valued at $0.49 per share. The shares were issued in reliance upon an exemption from registration provided by Section 4(2) of under the Securities Act, which exempts transactions by an issuer not involving a public offering.

ITEM 6.	EXHIBITS.

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

MOGGLE, INC.

Date: August 12, 2011	By:	/s/ Ernest Cimadamore
Ernest Cimadamore
Chief Executive Officer