Form 10-Q
period 2011-09-30
VIRTUAL PIGGY, INC.
filed 2011-11-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,576,422 shares of common stock outstanding as of November 7, 2011.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets

CURRENT ASSETS
Cash and cash equivalents	$20,032	$1,574,448
Accounts Receivable	1,700	-
Prepaid expenses	7,059	22,941

TOTAL CURRENT ASSETS	28,791	1,597,389

PROPERTY AND EQUIPMENT
Computer equipment	15,679	12,980
Less: accumulated depreciation	5,460	3,243
	10,219	9,737

OTHER ASSETS
Deposit	2,667	2,667
Patents and trademarks, net of accumulated amoritization of
$536 and $-	40,643	-
	43,310	2,667

TOTAL ASSETS	$82,320	$1,609,793

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$232,112	$90,015
Notes payable, net of discount of $23,880	126,120	-

TOTAL CURRENT LIABILITIES	358,232	90,015

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at September 30, 2011 and
December 31, 2010	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
65,516,422 and 65,371,422 shares issued and outstanding at
September 30, 2011 and December 31, 2010	6,552	6,537

Additional paid in capital	6,485,623	6,222,793

Deficit accumulated during the development stage	(6,768,087)	(4,709,552)

STOCKHOLDERS' EQUITY (DEFICIT)	(275,912)	1,519,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$82,320	$1,609,793

See accompanying notes to financial statements.

Virtual Piggy, Inc.
(formerly, Moggle Inc.)
(A Development Stage Company)
Statements of Operations
For the period February 11, 2008 (Date of Inception) to September 30, 2011,
And For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2011	2010	2011	2010

SALES	$3,126	$1,700	$-	3,126	$-

OPERATING EXPENSES
General and administrative	629,662	64,087	93,705	299,026	118,688
Consulting (a)	2,923,160	297,417	27,590	947,207	117,099
Payroll (b)	426,232	-	152,544	16,733	336,175
Professional fees	925,630	79,526	62,465	265,583	145,620
Research and development	653,115	185,167	18,173	407,738	18,173
Travel	811,701	15,960	1,589	125,673	113,092
Total operating expenses	6,369,500	642,157	356,066	2,061,960	848,847

OTHER INCOME (EXPENSE)
Interest income	2,944	50	-	1,717	2
Interest expense (c)	(404,657)	(1,418)	(346,350)	(1,418)	(352,585)
	(401,713)	(1,368)	(346,350)	299	(352,583)

NET LOSS	$(6,768,087)	$(641,825)	$(702,416)	$(2,058,535)	$(1,201,430)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.01)	$(0.01)	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		65,483,922	50,634,061	65,453,366	48,348,099

(a)
– includes share-based compensation of $1,800,335 cumulative $52,672 and $220,812 for the three and nine months ended September 30, 2011 and $7,004 and $20,954 for the three and nine months ended September 30, 2010.

(b)
– includes share-based compensation of $426,232 cumulative, $0 and $16,733 for the three and nine months ended September 30, 2011 and $152,544 and $336,175 for the three and nine months September 30, 2010.

(c)
– includes amortization of deferred costs of $78,243 cumulative, and $0 for the three and nine months ended September 30, 2011 and $69,256 and 70,802 for the three and nine months ended September 30, 2010.  Also includes $323,918 accretion of discount on notes payable cumulative, and $1,418 for the three and nine months ended September 30, 2011 and $276,167 and $280,667 for the three and nine months ended September 30, 2010.

See accompanying notes to financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to September 30, 2011

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

See accompanying notes to financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to September 30, 2011

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	27,899	-	27,899
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010 (audited)	65,371,422	6,537	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable in September 2011	45,000	5	21,145	-	21,150
Issuance of warrants in conjunction with notes payable in September 2011			4,148		4,148
Fair value of revalued warrants at $.09 to $.76 per share	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	2,637	-	2,637
Nonemployee options issued for services on January 24, 2011, vested immediately and valued at $.20 per share			46,019		46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share			51,290		51,290
Net loss	-	-	-	(2,058,535)	(2,058,535)

Balance September 30, 2011 (unaudited)	65,516,422	6,552	6,485,623	(6,768,087)	(275,912)

See accompanying notes to financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Period February 11, 2008 (Date of Inception) to September 30, 2011
And For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,768,087)	$(2,058,535)	$(1,201,430)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	88,601	-
Fair value of options issued in exchange for services	703,334	99,945	357,129
Fair value of stock issued in exchange for services	1,429,427	49,000	-
Amortization of deferred costs	78,243	-	70,802
Accretion of discount on notes payable	323,918	1,418	280,667
Depreciation and amortization	5,997	2,754	837
Provision for bad debt	42,768	-	42,768
(Increase) decrease in assets
Accounts receivable	(1,700)	(1,700)	-
Other receivable	(42,768)	-	-
Prepaid expenses	(7,059)	15,882	(28,235)
Deposits	(2,667)	-	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	232,112	142,097	119

Net cash used in operating activities	(3,917,881)	(1,660,538)	(477,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(15,679)	(2,699)	-
Patent and Trademark costs	(41,179)	(41,179)	-

Net cash used in investing activities	(56,858)	(43,878)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	247,500	-	247,500
Repayment of note payable - stockholders	(247,500)	-	(247,500)
Proceeds from notes payable	225,000	150,000	75,000
Proceeds from issuance of common stock	3,029,057	-	400,000
Proceeds from exercise of options	360,000	-	40,000
Proceeds from exercise of warrants	445,714	-	175,714
Stock issuance costs	(65,000)	-	-

Net cash provided by financing activities	3,994,771	150,000	690,714

NET INCREASE IN CASH AND
CASH EQUIVALENTS	20,032	(1,554,416)	213,371

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,574,448	44,710

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,032	$20,032	$258,081

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$421,892	$21,150	$400,742

Conversion of notes payable into common stock	$75,000	$-	$-

Fair value of warrants issued as discount for notes payable	$4,148	$4,148	$-

See accompanying notes to financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
The Company is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  The Company initially concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who the Company believes will assist in developing the Platform and meet the business goals, conducting market research regarding the MMOG industry and the Platform and planned MMOGs, and other pre-marketing activities. Commencing in the fourth quarter of 2010, in light of the Company’s belief that increased market interest towards the security aspects of online gaming and social networking have emerged, the Company refocused its efforts towards delivering a platform technology designed to manage the under 17 age group’s online experience in a secure manner.  The Company is attempting to develop and introduce to the marketplace over the next 12 months two U17 security management products: Virtual Piggy and Parent Match.

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, notes payable and accounts payable.  The carrying value of cash, accounts receivable, notes payable and accounts payable approximate fair value, because of their short maturity.

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted (Continued)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The objective of this Update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis of determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company intends to adopt the amendments in this Update effective January 1, 2012.

NOTE 2 – BUSINESS COMBINATION

On August 22, 2011, Moggle, Inc. (the “Company”) filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc” to “Virtual Piggy, Inc.”

NOTE 3 – GOING CONCERN

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

Even if the Company is successful in raising sufficient capital to complete the development of the Virtual Piggy and ParentMatch products, the Company’s ability to continue in business as a viable going concern can only be achieved when revenues reach a level that sustains the business operations.  The Company has introduced the Virtual Piggy product to the marketplace, but does not expect to generate any meaningful revenue until early 2012 at the earliest.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 – GOING CONCERN (Continued)

If sufficient funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company is currently seeking  up to $500,000 of bridge financing in the form of units consisting of non interest bearing demand notes payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  The Company raised $150,000 in September 2011 and an additional $200,000 in October 2011 through this offering.

The Company is in the development stage at September 30, 2011.  Successful completion of the Company’s development program and ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 4 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the three and nine months ended September 30, 2011, there were capitalized patent costs of $14,285 and $41,128 incurred.  Amortization expense for patents was $252 and $536 for the three and nine months ended September 30, 2011 and $0 for the three and nine months ended September 30, 2011.

NOTE 5 – NOTES PAYABLE

On February 3, 2010 the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note was paid in full on April 19, 2010.

On May 20, 2010 the Company issued a promissory note to an investor in the amount of $22,500 with an interest rate of 6%.  The promissory note also required that the Company issue 33,750 shares of the Company’s common stock to the investor.  The fair value of the common stock was $30,228 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest.  The note was repaid on August 12, 2010 and interest was fully accreted on the note payable in the amount of $22,500 as of August 12, 2010 and the deferred costs of $7,728 were fully amortized as of August 12, 2010.

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – NOTES PAYABLE (Continued)

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

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consists of a non interest bearing demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  In September 2011, the Company issued three units and raised $150,000.  The warrants were valued at $4,148, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 44.3% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $21,150 or $.45 to $.50 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

NOTE 6 - INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2011 and 2010.

As of January 1, 2011, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2011 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2011, and there was no accrual for uncertain tax positions as of September 30, 2011.  Tax years from 2008 through 2010 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2011 and 2010, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

On May 8, 2008, 500,000 options were exercised, which raised proceeds $20,000.  During the three months ended September 30, 2008, 1,750,000 options were exercised, which raised proceeds of $70,000.

On May 27, 2008, the Company commenced a private placement of up to 6 million units at a price of $.035 per unit to accredited investors.  One unit consists of one share of the Company’s common stock and one warrant. Ten of these warrants entitle the holder to purchase one additional share of common stock at a price of $.75 per share and are exercisable for a three year period.  During the three months ended June 30, 2008, 6,142,858 units were sold with warrants exercisable at a price of $.75 per share, raising $215,000 in proceeds and resulting in 614,286 warrants being issued.  During the three months ended September 30, 2008 500,000 units were sold with warrants at a price of $.75, raising $17,500 and resulting in 50,000 warrants being issued.

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

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

On November 19, 2010, the Company issued 111,111 shares of common stock, which were valued at the fair market value of $100,000, for consulting services.

On December 2, 2010, an investor exercised 3 million options, which raised proceeds of $120,000.

In December 2010, two investors exercised a total of 2.5 million warrants, which raised proceeds of $100,000.

During the three months ended June 30, 2011, the Company issued 100,000 shares of common stock, which were valued at the fair market value of $49,000, for consulting services.

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2011, 8,070,000 options have been issued and are unexercised, and 7,930,000 options that are available to be issued under the Plan.  Of the 8,070,000 options that have been issued and are unexercised, 1,100,000 options were granted to employees and 6,970,000 options were granted to non employees.

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

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to Virtual Piggy, Inc.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

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

During 2008, the Company entered into an agreement with a member of the Company’s Board of Directors whereby, the member of the Board of Directors was issued options to purchase 1,250,000 shares of the Company’s common stock at $.04 per share, which were valued at $89,838, fair value, and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

On June 23, 2008, a member of the Board of Directors was issued 500,000 shares of the Company’s common stock at $.04 per share, which were valued at $36,113, fair value, and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.7% and expected option life of 5 years.  The options expire five years from the date of issuance.

On March 12, 2010 the Company entered into a three year employment agreement with the Senior Vice President of Marketing and Licensing for €150,000 annually.  The agreement also includes an option to purchase 2 million warrants at $1.00 per share.  These options were valued at $1,829,756, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 41.6%, risk free interest rate of 2.4% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service is provided.  In December 2010, this employment agreement was terminated, the options were terminated and any expense relative to the options that was previously recorded was reversed.

During November 2010, the Company issued two directors options to purchase an aggregate of 600,000 shares of the Company’s common stock at $.90 per share.  These options have been valued at $5,207, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 40.8%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

In 2008, the Company issued 14,950,002 warrants as part of the units included in the private placements, which were to expire three years from the date of issuance.  The expiration date for unexpired and unexercised warrants was extended on January 24, 2011 to six years from the date of issuance.  As of January 24, 2011, there were two directors that held an aggregate of warrants to purchase an aggregate of 3,142,858 shares of the Company’s common stock at $.04 per share and 100,000 shares of the Company’s common stock at $.75 per share.  The warrants to purchase 3,242,858 shares of the Company’s common stock were reclassified from non-employee warrants to incentive stock warrants, because the recipients had become directors subsequent to the date of original issuance.  These warrants were revalued and the incremental cost charged to expense was $16,733.  There were also seven consultants that held warrants to purchase an aggregate of 564,286 shares of the Company’s common stock at $.75 per share.  These warrants were revalued, at fair value, and the incremental cost charged to expense was $71,868.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 32.3%, risk free interest rate of 1.05% and expected warrant life of 3 to 3.5 years.  The warrants expire 6 years from date of original issuance.  The incremental fair value of the warrants was expensed immediately.

Cumulatively and for the three and nine months ended September 30, 2011 and 2010, the Company expensed $426,232, $0 and $16,733 and for the three and nine months ended September 30, 2010, the Company expensed  $152,544 and $336,175 relative to employee options/warrants granted.  As of September 30, 2011, there was no unrecognized compensation expense related to employee non-vested market-based share awards.

A summary of incentive stock option/warrant transactions for employees from February 11, 2008 (date of inception) to September 30, 2011 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	$.04 to .90	$0.51

Granted	-	$-	$-
Reclassified	3,242,858	.04 to .75	0.05
Exercised	-	-	-
Expired	-	-	-

Outstanding, September 30, 2011	4,342,858	$.04 to .90	$0.18

Exercisable, September 30, 2011	4,342,858	$.04 to $.90	$0.18

Weighted Average Remaining Life,
Exercisable, September 30, 2011 (years)	2.6

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On August 18, 2009, options to purchase 100,000 shares of the Company’s common stock at $2.30 were issued to a consultant, which were valued at $30,689, fair value.  Another consultant also received 25,000 options on August 18, 2009, which were valued at $7,672, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 58.3%, risk free interest rate of 2.4% and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service or product is provided.

On August 20, 2010, the Company issued the Chief Financial Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,012, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 36.7%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On September 13, 2010, the Company issued the Chief Executive Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $1,676, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On September 13, 2010, the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $670, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

During October and November 2010, the Company issued various consultant option to purchase an aggregate of 1,020,000 shares of the Company’s common stock at $.75, $.78 and $.90 per share.  These options have been valued at $7,397, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 34.2% to 40.8%, risk free interest rate of 1.1% to 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On January 24, 2011, the Company issued four consultants options to purchase an aggregate of 230,000 shares of the Company’s common stock at $1.00 per share.  These options have been valued at $46,019, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 33.5%, risk free interest rate of 2.03% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On July 1, 2011, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.91 per share.  These options have been valued at $19,234, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8%, risk free interest rate of 1.80% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On July 22, 2011, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $4,150, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 38.0%, risk free interest rate of 1.53% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On August 2, 2011, the Company issued a consultant an option to purchase 20,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $3,803, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.6%, risk free interest rate of 1.23% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On August 15, 2011, the Company issued a consultant an option to purchase 150,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $27,273, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55.8%, risk free interest rate of .99% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Cumulatively and for the three and nine months ended September 30, 2011, the Company expensed $1,800,335, $52,672 and $220,812 and for the three and nine months ended September 30, 2010, the Company expensed $7,004 and $20,954 relative to non employee options granted.  As of September 30, 2011, there was $3,682 of unrecognized compensation expense related to non-vested market-based share awards.

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to September 30, 2011 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	670,000	.50 to 1.00	$0.06
Reclassified	(3,242,858)	.04 to .75	0.05
Exercised	-	-	-
Expired	-	-	-

Outstanding, September 30, 2011	7,579,286	$.04 to $2.30	$0.39

Exercisable, September 30, 2011	7,579,286	$0.04 to $2.30	$0.39

Weighted Average Remaining Life,
Exercisable, September 30, 2011 (years)	2.4

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 9 – OPERATING LEASES

For the three and nine months ended September 30, 2011, total rent expense under leases amounted to $8,802 and $26,141  and for the three and nine months ended September 30, 2010 total rent expense under leases amounted to $11,470 and $25,808.  At September 30, 2011, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2011	$8,199
2012	10,932

$19,131

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the nine months ended September 30, 2011 and 2010, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $58,634 and $14,587 were incurred and reimbursed during the nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011, a marketing company owned by the President and his spouse was paid $27,750.

During the nine months ended September 30, 2011, the certified public accounting firm owned by the Chief Financial Officer was paid $58,750 for accounting services.

NOTE 11 – SUBSEQUENT EVENTS

In conjunction with the private placement commenced in September 2011, the Company issued four units and raised $200,000 in October 2011.  The warrants were valued at $10,932 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 47.1% to 58.8%, risk free interest rate of .1% and expected option life of 1 to 1.2 years.  The shares of common stock were valued at $36,150 or $.53 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and will be accreted over the term of the note payable for financial statement purposes.

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

Overview

Virtual Piggy, Inc. (formerly Moggle, Inc.) (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, Moggle, Inc. (the “Company”) filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy, Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc” to “Virtual Piggy, Inc.”

We are a development stage company and have had limited business operations.  For the period from inception through September 30, 2011, we concentrated our efforts on developing a business plan which was initially focused on creating a massive multiplayer online gaming platform and massive multiplayer online games (“MMOG”).  Commencing with the fourth quarter of 2010, we changed our business model to focus on the development of online security services.

We are a technology development company that delivers an online security platform, which we refer to as the “Platform.”  The Platform is currently is composed of three separate products and is designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform is designed to enable online businesses to interact with “tweens” or children between the ages of 8-14 in compliance with the Children’s Online Privacy Protection Act (“COPPA”), and other similar international children’s privacy laws.

Our Platform currently consists of three separate security management products targeted at the Under 18 market:

•	Virtual Piggy;
•	ParentMatch and ParentPlayback; and
•	Age Verification Service

Our Virtual Piggy product, which has been launched in the market, enables online businesses to interact and transact with the “Under 18” market in a manner consistent with “COPPA” and other similar international children’s privacy laws.  Virtual Piggy provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods.

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

Our primary strategic objective over the next 12-24 months, is to fully develop and implement our Platform and generate revenue that is sufficient to cover our operating expenses and support additional growth over the next several years.  We plan to achieve this objective by completing the development and implementation of the Platform in a timely and efficient manner and supplementing the roll-out of each phase of our service with an extensive, layered marketing approach.  As our service grows, we intend to hire additional information technology professionals to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and 2010

The following discussion analyzes our results of operations for the three months ended September 30, 2011 and 2010. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended September 30, 2011 and 2010

We incurred a net loss of $641,825 for the three months ended September 30, 2011, a decrease of $60,591 from a net loss of $702,416 for the three months ended September 30, 2010 on $1,700 and $0 net revenue for the three months ended September 30, 2011 and 2010.  The following is a summary of the components of such losses:

	Ended	Ended
	September 30,	September 30,
	2011	2010

Revenues	$1,700	$-

General and administrative	64,087	93,705

Consulting	297,417	27,590

Payroll	-	152,544

Professional fees	79,526	62,465

Research and development	185,167	18,173

Travel	15,960	1,589

Interest income	(50)	-

Interest expense	1,418	346,350

NET LOSS	$641,825	$702,416

Basic and Diluted Net Loss Per Share	$0.01	$0.01

Basic and Diluted Weighted Average
Outstanding Shares	65,483,922	50,634,061

Compensation Expense of Stock Options	$52,672	$159,548

Lack of Revenue:    As is common with a company in the development stage, we had minimal revenue of $1,700 and $0 for the three months ended September 30, 2011 and 2010.  During such time we devoted our efforts to formalizing our business plan, and raising initial capital to commence our operations.  During the three months ended September 30, 2011, we continued testing and marketing our Virtual Piggy platform and realized minimal revenues.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended September 30, 2011 and 2010:

a)  General and Administrative expenses: For the three months ended September 30, 2011 general and administrative expenses were $64,087, a decrease of $29,618 from $93,705 for the three months ended September 30, 2010.  The decrease resulted from approximate decreases in bad debt expense of $42,800, computer expenses of $5,800, and board fees of $21,000.  These decreases resulted from establishing the infrastructure of a growing organization and cost containment procedures.  The forgoing was offset by increases in internet expenses of $9,600, marketing expenses of $7,600, meals and entertainment of $4,400, website expense of $17,500, and miscellaneous expenses of $900.    The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b) Consulting Expense: For the three months ended September 30, 2011, consulting expenses were $297,417, an increase of $269,827 from $27,590 for the three months ended September 30, 2010.  This increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended September 30, 2011,  we incurred $0 of compensation expenses as compared to $152,544 for the three months ended September 30, 2010, a decrease of $152,544.  The decrease resulted from no employee stock option grants during the three months ended September 30, 2011.

d) Professional Fees: During the three months ended September 30, 2011, we incurred $79,526 of professional fees as compared to $62,465 for the three months ended September 30, 2010, an increase of $17,061.  The increase  related primarily to legal fees for counsel with respect to the Company’s activities, as well as the cost of in-house counsel.

e)  Research and Development:  During the three months ended September 30, 2011, we incurred $185,167 of research and development expenses as compared to $18,173 for the three months ended September 30, 2010, an increase of $166,994.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

f) Travel: For the three months ended September 30, 2011 travel expenses were $15,960, an increase of $14,371 from $1,589 for the three months ended September 30, 2010.  The expenses incurred were primarily associated with corporate development (approximately 50%) and capital raising activities (approximately 50%).

Comparison of the Nine Months Ended September 30, 2011 and 2010

The following discussion analyzes our results of operations for the nine months ended September 30, 2011 and 2010. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2011 and 2010

We incurred a net loss of $2,058,535 for the nine months ended September 30, 2011, an increase of $857,105 from a net loss of $1,201,430 for the nine months ended September 30, 2010 on $3,126 and $0 net revenue for the nine months ended September 30, 2011 and 2010.  The following is a summary of the components of such losses:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2010

Revenues	$3,126	$-

General and administrative	299,026	118,688

Consulting	947,207	117,099

Payroll	16,733	336,175

Professional fees	265,583	145,620

Research and development	407,738	18,173

Travel	125,673	113,092

Interest income	(1,717)	(2)

Interest expense	1,418	352,585

NET LOSS	$2,058,535	$1,201,430

Basic and Diluted Net Loss Per Share	$(0.03)	$(0.02)

Basic and Diluted Weighted Average
Outstanding Shares	65,453,366	48,348,099

Compensation Expense of Stock Options	$237,545	$357,129

Lack of Revenue:    As is common with a company in the development stage, we had minimal revenue of $3,126 and $0 for the nine months ended September 30, 2011 and 2010.  During such time, we devoted our efforts to formalizing our business plan, and raising initial capital to commence our operations.  During the nine months ended September 30, 2011, we continued testing our Virtual Piggy platform and realized minimal revenues.

Expenses:    The following amounts represent the most significant components of expenses for the nine months ended September 30, 2011 and 2010:

a)  General and Administrative expenses: For the nine months ended September 30, 2011, general and administrative expenses were $299,026, an increase of $180,338 from $118,688 for the nine months ended September 30, 2010.  The increase resulted from approximate increases in insurance of $23,000, internet expenses of $24,800, meals and entertainment of $14,700, office expenses of 16,000, telephone expense of $10,100, website expense of $22,600, and miscellaneous expenses of $7,900.  The increases were offset by a reduction in bad debt expense of $42,800. These increases were the result of establishing the infrastructure of a growing organization.  In addition, marketing expenses increased approximately $104,000 as a result of preparing the marketplace for Virtual Piggy.

b) Consulting Expense: For the nine months ended September 30, 2011, consulting expenses were $947,207, an increase of $830,108 from $117,099 for the nine months ended September 30, 2010.  These expenses consisted largely of non cash based stock compensation. This increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the nine months ended September 30, 2011 we incurred $16,733 of compensation expenses as compared to $336,175 for the nine months ended September 30, 2010, a decrease of $319,442.  The decrease resulted from a decrease in stock option grants during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

d) Professional Fees: During the nine months ended September 30, 2011, we incurred $265,583 of professional fees as compared to $145,620 for the nine months ended September 30, 2010, an increase of $119,963.  The professional fees were for counsel, accounting, and other professional fees in connection with legal, accounting and other professional services with respect to the Company’s activities, as well as the cost of in-house counsel.

e)  Research and Development:  During the nine months ended September 30, 2011, we incurred $407,738 of research and development expenses as compared to $18,173 for the nine months ended September 30, 2010, an increase of $389,565.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

f) Travel: For the nine months ended September 30, 2011 travel expenses were $125,673, an increase of $12,581 from $113,092 for the nine months ended September 30, 2010.  The expenses incurred were primarily associated with corporate development (approximately 40%) and capital raising activities (approximately 60%).

g) Interest: For the nine months ended September 30, 2011 interest expense was $1,418, as compared to $352,585 for the nine months ended September 30, 2010, a decrease of $351,167.  Interest expense as of September 30, 2011 and 2010 was a result of notes payable received from stockholders and the issuance of  common stock and/or warrants in conjunction with those notes payable.  The amount of the notes and additional cost of the notes payable in 2011 was significantly less than the amounts  in 2010.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $112,733.

Net cash used in operating activities for the nine months ended September 30, 2011 increased to $1,660,538 from $477,343 for the nine months ended September 30, 2010 an increase of $1,183,195 as a result of expanded operations including marketing the Virtual Piggy product and establishing the infrastructure of the Company.

Net cash used in investing activities for the nine months ended September 30, 2011 increased to $43,878 from $0 for the nine months ended September 30, 2010.  The increase resulted from the purchase of computer equipment and costs of patents and trademarks.

Net cash provided by financing activities was $150,000 for the nine months ended September 30, 2011, a decrease of $540,714 from $690,714 for the nine months ended September 30, 2010.  We issued notes payable during the nine months ended September 30, 2011 in order to continue our research and development and marketing activities.  Cash provided by investing activities during the nine months ended September 30, 2010 consisted of the issuance of shares of commons stock and warrants.

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

Between August 2010 and December 2010, we raised proceeds of $2,000,000 through the sale of 10,000,000 shares of common stock in a private placement transaction to accredited investors.

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

During 2011, we issued a series of unsecured promissory notes to certain investors, in the aggregate principal amount of $300,000.  None of the notes have been repaid in 2011.

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

Even if we are successful in raising sufficient capital in order to complete the development of our Virtual Piggy and ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.7 million during the year ended December 31, 2010.  The Virtual Piggy product will was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until early 2012 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if both the Virtual Piggy and ParentMatch products are developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy and ParentMatch products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 4.	CONTROLS AND PROCEDURES.

As of September 30, 2011, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2011, we commenced a private placement offering (the “Private Placement”) of up to $500,000 of units (each, a “Unit,” and collectively, the “Units”), with each unit comprised of a note in the principal amount of $50,000 (each a “Note, and collectively, the “Notes”), a warrant to purchase 15,000 shares of common stock (each, a “Warrant”, and collectively the “Warrants”), and 15,000 shares of common stock. The Notes are demand notes, do not bear interest and are due on November 12, 2012.   The Warrants are expire on November 12, 2002 at an exercise price of $0.50 per share. In October 2011, we issued and sold four Units, comprised of Notes in the aggregate principal amount of $200,000, Warrants to purchase 60,000 shares of common stock, and 60,000 shares of common stock.  The securities were issued in a private placement transaction to a limited number of accredited investors in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, which exempts transactions by an issuer not involving a public offering.

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

VIRTUAL PIGGY, INC.

Date: November 14, 2011	By:	/s/ Ernest Cimadamore
Ernest Cimadamore
Chief Executive Officer