Form 10-K
period 2011-12-31
VIRTUAL PIGGY, INC.
filed 2012-03-28
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ or No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

     The aggregate market value of the common stock held by non-affiliates of the registrant was $27,275,594 as of June 30, 2011 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

     We had 74,735,850 shares of common stock outstanding as of the close of business on March 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

VIRTUAL PIGGY, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2011

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited operating history, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A. Risk Factors” beginning on page 8 of this report and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Virtual Piggy, Inc. (formerly Moggle, Inc., the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc” to “Virtual Piggy, Inc.”  Our principal offices are located at 15 West Highland Avenue,  Philadelphia, PA 19118-3322 and our telephone number is (215) 247-5500.

We are a development stage company. As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow internet users to play massive multiplayer online games (“MMOG(s)”) through their web browser without the need to download any software.  These activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model, securing a board of directors, management team, and consultants to execute our plan, conducting market research regarding the MMOG industry, and other pre-marketing activities.  In pursuing this plan, we observed increased market interest in the security aspects of online gaming and social networking.  As a result, during the fourth quarter of 2010, we refocused our efforts towards developing and delivering a platform technology designed to manage the “Under 18” age group’s online experience in a secure manner.

Overview

We are a technology development company that delivers an online security platform, which currently is composed of three separate products (which we refer to herein as the “Platform”), designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform currently consists of three separate security management products targeted at the Under 18 market:

•	Virtual Piggy;
•	ParentMatch/Parent Playback; and
•	Age Verification Service

Our Virtual Piggy product, which has been launched in the U.S. market, enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act, which we refer to herein as “COPPA”, and other similar international children’s privacy laws.  Our ParentMatch, Parent Playback, and Age Verification Services are currently under development.

To fully develop and market these products, we estimate that we will need approximately $5,000,000 to $6,000,000 of additional financing, of which we have raised $3,190,050 since December 16, 2011.  In light of the many risks described in this report, including those set forth under the caption “Risk Factors” in Item 1A of this report, there is no assurance that we will be able to raise all or any part of such financing.  Even if we are successful in raising funds, there is no assurance that we will be able to develop or successfully market these products to generate revenues sufficient to sustain our business.

Industry Background

Online Gaming Market.  The online gaming market is a large, rapidly growing and developing market.  Less than four years old, social games are defined as games built and designed for distribution on or using social networking relationship data to drive discovery, distribution, and gameplay.  In the area of social games, new companies like Zynga and Playfish (acquired by Electronic Arts Inc. in 2009) have emerged as leaders over the past few years.  Success in the online game industry is measured by the Monthly Active Users and by the percentage of them that are paying for the services, usually in the form of virtual goods.  While relatively recent to the United States, virtual goods have been a key driver in game revenue outside of the United States for many years, with Tencent Holdings Limited in China currently achieving over $1 Billion in annual revenue in virtual goods. Generally, social games tend to focus on casual gameplay mechanics and have focused on monetizing engaged users by selling virtual goods directly to consumers.  The rapid growth in social gaming has been driven by a number of factors.  First and foremost, the migration of users to social networks as places where they spend significant amounts of time interacting with friends, consuming content, and being entertained.  This has had the effect of aggregating very large audiences of connected individuals looking for new ways to be entertained.  Second, the operators of these social networks have made the data about social relationships between and among users available to developers building applications on top of their networks, allowing developers to utilize this data when designing games and social experiences.  We believe that younger players are more involved with social games, and thus are spending the bulk of the money on virtual goods inside social applications.

Virtual Goods. One of the most significant movements in the social networking industry during recent years has been the rise of social game businesses built on a virtual goods model.  Virtual goods are in-game items that users purchase for a variety of reasons, ranging from functional items like power-ups, to decorative items like avatar accessories, and according to Inside Virtual Goods, represent over 90% of revenues earned by leading social game developers today. In their most recent report published January 2012, Inside Virtual Goods estimated the total US virtual goods market at $2.2 billion in 2011, and predicts that it will grow 30% to $2.9 billion in 2012.

Geographic distribution is highly provider dependent. Based on data provided by Inside Virtual Goods, many developers and aggregators report as much as 70-80% of their customers are in the US while other large developers report numbers as low as 40%.  Overall, based on discussions with many industry leaders, Inside Virtual Goods estimates that although Facebook and MySpace have large international audiences (Facebook's audience is over 70% international), 60% of all virtual goods transaction volume on Facebook and MySpace are by US customers and for many other industry participants, US customers drive over 80% or more of total virtual goods dollar volume.  Based on data from InsideNetwork in 2010, kids aged 13-17 purchased approximately 32% of virtual goods while not using the social networking infrastructure as much as the older age groups.  These statistics reveal that the majority of the audience willing to pay for gameplay are currently not well served by social networks, and in many cases do not have legal or controlled mechanisms for payment. For example many younger gamers must resort to borrowing a parent’s credit card in order to pay for gameplay.   Our Virtual Piggy product has been developed to facilitate and ease the ability of social network operators and gaming companies to sell virtual goods to this younger audience in a COPPA compliant manner.

Children’s Online Privacy Protection Act

The Children’s Online Privacy Protection Act of 1998 (“COPPA”), which is enforced by the Federal Trade Commission (the “FTC”), regulates the online collection of personal information from children under 13. It applies to commercial websites and online services that either: (i) are directed to children under 13 and collect their personal information, or (ii) have actual knowledge that they are collecting personal information from children under 13.  COPPA became effective April 21, 2000.  COPPA requires commercial website operators and online services to:

•	Obtain verifiable consent from the children’s parents prior to collecting, using or disclosing children’s information (subject to certain limited exceptions) ;

•	Provide notice meeting certain specific requirements of their collection, use and disclosure practices relating to a child’s personal information. The notice must meet certain specified requirements;

•	Collect only personal information reasonably necessary for a child to participate in an activity; and

•	Create and maintain reasonable security measures to protect this information.

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

In March 2010, the FTC announced that it was reviewing COPPA to see if it required updating to reflect changes in how children are using technology. On September 15, 2011, the FTC announced proposed revisions to COPPA. The proposed revisions would modify COPPA in five areas:

•	Definitions;
•	Parental Notice;
•	Parental Consent Mechanisms;
•	Confidentiality and Security of Children’s Personal Information; and
•	Safe Harbor Programs

If implemented, the proposed regulations could impose restrictions on the technical operations of children-targeted websites and digital services and on the types of permissible children-targeted marketing.

Other Consumer Privacy Protection Legislation

In late 2010, the FTC and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation. The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. Several Congressional hearings have examined privacy implications for online, offline and mobile data. The DOC recently issued a “green paper” on cybersecurity, and the White House has proposed cybersecurity legislation.

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU is currently reviewing its data privacy directive, which became effective in 1998 and sets baseline standards for the collection, use, disclosure, storage, security and transfer of personal data (collectively referred to as “data processing”). Among the proposed revisions are new rules that strengthen requirements to obtain explicit consent for data processing; special rules requiring parental consent for collecting children’s personal data; data breach obligations for all industry sectors and enhanced remedies for violations of privacy. Different policy options, including new regulations, are being considered at both the EU and member state levels.

The Opportunity

It is estimated that there are over 25 million “tweens” or children between the ages of 8-14 with $43 billion in annual spending power.  Serving this demographic segment presents a significant business opportunity for online retailers.  Many on-line purchases made by this group were incurred without adult supervision.  In fact, unauthorized transactions by children contribute to “friendly fraud” which accounts for more than one third of the total fraud for online accepting merchants and is a growing risk for online retailers.  Merchants need a mechanism that will allow parents to oversee and approve of their children’s online purchases.

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

Our Solution

Our Platform has been designed and will be directed to:

•	solving the “friendly fraud” problem for website operators, providers, and online retailers; and

•	permitting website operators and online retailers to transact online business with children between the ages of 8 and 13 in compliance with COPPA.

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

Virtual Piggy has been certified by the Chase Paymentech™ system and can process transactions from all major credit and debit card systems, including MasterCard, Visa, and American Express.  Chase Paymentech is a subsidiary of JPMorgan Chase, and a global leader in payment processing and merchant acquiring.  Virtual Piggy is hosted on GSI Commerce, Inc.’s PCI compliant platform, which provides security, robustness and reliability.  Our plan is to extend Virtual Piggy's payment processing ability to other payment processors.

Virtual Piggy has received and remains TRUSTe certified and achieved PCI level 1 certification in 2011.  The PCI Security Standards Council offers comprehensive standards to enhance payment card data security.

ParentMatch™ and ParentPlayback™. The ParentMatch and ParentPlayback web services are designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services.  In addition, the web service ID will follow the child whenever he or she is on a computer, as opposed to traditional controls that are resident on a PC by PC basis.

ParentMatch will provide filtering for the parent or guardian to be able to control such areas as:

•	The web sites a child may access;
•	The types of content they may view; and
•	Who they can interact with online.

ParentPlayback will provide the parent or guardian with a video transcript of their child’s online session.

Age Check. Age Check will be a persistent software system and service designed to provide a verification mechanism for the age of a person online. The system and service will provide a rapid secure checking mechanism to determine a person’s age. The main purpose of this system and service is to determine whether setup information supplied by a person to gain access to a social network or other online site is correct. The invention will provide an Application Programming Interface (API) that exposes software functions that web sites, web services and Internet enabled desktop applications can utilize to enforce age checks when a person attempts to create an online account and/or gain access to a web site.

Our Technology

The architecture of our Platform includes four key inventions:

•	Virtual Piggy
•	Parent Match and Parent Playback
•	Age Verification Service

The Platform will be delivered as a modular framework of web services that can be called by third-party applications.

Our Intellectual Property

Intellectual property is important to our business.  On September 3, 2009, we filed four provisional applications for patents with the United States Patent and Trademark Office (“USPTO”).  Utility patent applications were filed for these patents on September 3, 2010 under the Patent Cooperation Treaty (“PCT”) and on November 4, 2010 with the USPTO.  On April 26, 2011, we filed two provisional applications for patents and on November 2, 2011, we filed one provisional application for a patent with the USPTO.  All of the patents related to the four inventions described below:

Virtual Piggy Bank.   A method of providing control preferences for a prospective Internet user, the method comprising creating an online account that includes specific control parameters; activating the online account by accessing a web based system designated by the online account; and controlling a user’s use of the web based system through the online account.

Parent Match.  A persistent software system and method for allowing parents or persons responsible for children to define a set of preferences around the types of information and activities that their children are allowed to access in a web application or an internet enabled desktop application. A parental preferences system, including a database to store parental preferences and an Application Programming Interface (API) that exposes software functions that web sites, web services and internet enabled desktop applications can utilize to enforce the parental preferences when children try to sign-up /register for and use their services.

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

As of the date of this report, no patents have been issued. We filed a trademark application for Virtual Piggy in 2010, which was approved in 2011.   Until such time as any patents are awarded, if ever, we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our patent and other intellectual property rights. Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for and pursuing patent and copyright protection is appropriate for us.  We have no guarantee that any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business, or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Research and Development

During 2011 and 2010, our research and development expenses were $581,707 and $132,108, respectively, all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  We expect to generate revenue principally from per-transaction fees from participating merchants which will be billed on a monthly basis.   Our model depends upon a large volume of transactions which will require us to be integrated with a large number of online merchants and third party payment systems.

In the first quarter of 2011, we engaged a limited number of  initial merchants to offer our Virtual Piggy platform and some initial customers.   Several transactions have been made through the Virtual Piggy platform and we recorded $3,926 in revenue in 2011.  We estimate that we will require additional capital in order to market our Platform to a broader audience and implement additional products and features.  We expect our revenues will increase as we incorporate additional merchants and customers into our Platform.  In early 2012, we added more merchants to our platform, and more consumers.  We expect to continue to add merchants and consumers throughout 2012.

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.

As of the date of this report, we have completed the design and development of Virtual Piggy.  We announced the release of Virtual Piggy in January 2011 and commenced marketing and distribution efforts in February 2011.  We released our Virtual Piggy mobile application on the iOS platform in early 2012.  We are in discussions with several global merchants and we plan a market introduction of Virtual Piggy into Europe by early 2013. The Virtual Piggy service is running live and processing live transactions with real merchants and consumers.

We are planning the release of ParentMatch and Parent Playback in 2013-2014 to line up with our international marketing campaign of VirtualPiggy.  These technologies are currently in the design and prototyping phases, but we expect that they will be developed and released as a single application that provides both sets of functionality.  Our plan is to market this technology to customers of our Virtual Piggy platform and the mobile market.

The last component of our solution is Age Verification Service.  We expect to complete the design and development of Age Verification in 2014.  This service is still in the design phase and, therefore, our commercialization strategy for this service is still in the preliminary stages and has yet to be finalized.

We are seeking additional funds to help fund the operations and in particular the planned marketing programs.  We are planning on relocating our headquarters to the Los Angeles, California area where a significant number of our merchants have their global headquarters.  We have retained a public relations agency in the Los Angeles area – Bender Helper Impact to help us with our public relations and consumer outreach campaigns.

As of March 28, 2012, we have approximately $2.3 million in cash on hand. Our ability to execute on our current plan is dependent on raising approximately $5,000,000 to $6,000,000   of additional capital, of which we have raised $3,190,050 since December 16, 2011.  In the event that we are unsuccessful in these efforts, we will utilize our cash to execute the marketing program for Virtual Piggy.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based.

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

Competition

The online payment solutions business is intensely competitive.  It is characterized by the continuous introduction of new entrants into the market and the development of new technologies and product offerings.  Although payment services such as PayPal and Teen Visa can be viewed as our competitors, we do not believe that either provides a COPPA compliant platform directed at the under 18 market.  For example, Teen Visa is not targeted at the 8-14 year old audience and although it does allow parents to control spending by determining how much buying power they authorize on the card, it does not contain real time merchant or identification controls to control each individual purchase.  PayPal also does not contain such controls. If either of these competitors or others in the marketplace develop a COPPA compliant solution directed to the new media, social networks, online gaming, or online retailing industries, our business would be materially and adversely effected.  In addition, parents may also choose to pay through a variety of alternative means, including offline payment methods such as cash, check or money order.  To compete effectively, we expect that we will we need to expend significant resources in technology and marketing.  Each of our competitors has substantially greater financial, human and other resources than we have.  As a result, we may not have sufficient resources to develop and market  our services to the market effectively, if at all.

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

Our Agreement With AppLabs

Our agreement with AppLabs provides that AppLabs will provide ASP.NET development resources and testing resources on a time and materials basis. The agreement commenced on August 1, 2011 and terminates on December 31, 2012.

Employees

As of December 31, 2011, we had no employees and 10 consultants working in the areas of marketing, programming, information technology, sales, investor relations, legal affairs, finance and administration.  As of March 28, 2012, we had 8 employees and 10 consultants working in the areas of marketing, programming, information technology, sales, investor relations, legal affairs, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees and consultants are good.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have yet to begin generating significant revenue, are in need of additional capital, and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2011, had an accumulated deficit of approximately $7.4 million.  We incurred net losses to common shareholders of approximately $2.7 million during the year ended December 31, 2011 and approximately $1.5 million during the year ended December 31, 2010.  We are in need of approximately $6,000,000 of additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2011 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

In order to execute our business plan and cover expenses in connection with unforeseen events, we will need to raise additional capital, which may not be available on terms acceptable to us, if at all.

In order to execute our current business plan, we will need to raise additional capital.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.  We currently estimate that we will require capital of approximately $5,000,000 to $6,000,000 in order to execute our current business plans over the next twelve months, of which we have raised $3,190,050 since December 16, 2011.  In addition, we believe that it will take, assuming adequate funding is available, between one and one and a half years to fully develop our Platform. We expect that any such funding would be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company. This may seriously harm our business, financial condition and results of operations.

Our recent failure to publicly raise capital may be an indication of our inability to secure the  future financing necessary for us to attempt to execute  our business plan.

In September 2008, we withdrew a prior registration statement which sought to register 12,000,000 shares of our common stock.  While we intended to raise up to $12,000,000 in this public offering, we only raised $2,560.  In September 2009, we filed a second registration statement seeking to raise up to $12,000,000.  In June 2010, we terminated this offering after raising $100,000.  During the second half of 2010, we raised $2,000,000 of financing through the sales of shares of our common stock on a private placement basis.  During the period from September 2011 through December 31, 2011, we raised $1,000,000 of financing through the sales of notes payable and shares of our common stock through private placements.  During the period from December 16, 2011 through March 28, 2012, we raised $3,190,050 in a private offering of units comprised of shares of our common stock and warrants. Our business plan is dependent on our ability to raise additional capital through private placements of our debt or equity securities, the possible exercise of outstanding options and warrants, debt financing and/or through a future public offering of our securities. We estimate that we will require approximately $2,800,000 of additional capital in order to execute our current business plan.   Our existing capital will only allow us to operate for a very limited period of time.  Our failure to successfully raise substantial capital in our prior offerings may be an indication that we will be unable to raise the capital necessary to execute our business plan.  Our failure to raise sufficient capital in the future may jeopardize our ability to operate as a going concern.  No assurance can be given or is made that we will be successful in our efforts to raise capital.

We are a development stage company with an unproven business model which makes it difficult to evaluate our current business and future prospects.

We are a development stage company introducing new services and technologies.  Although we have completed the development part of our services and recently commenced marketing efforts, we have not sold any of our services or generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution to online merchants.  Accordingly, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing  development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by development stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

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

The Virtual Piggy component of the Platform was released in early 2012, however, we have projected that the development cycle for the entire Platform will not be completed until 2014, assuming that we raise sufficient capital.  In addition, the required technical expertise, the length of the development cycle, and modifications and upgrades which may be required after use in the marketplace are difficult to predict, especially in connection with new technologies and development tools.  As a result, it may take longer than anticipated to develop the Platform in its entirety.  If any unanticipated delay affects the release of the Platform, we may not achieve anticipated revenues and may not have the capital necessary to continue operation.

Fluctuations in demand for our services may have a material adverse effect on our business, operating results and financial condition.

We are subject to fluctuations in demand for our services due to a variety of factors, including general economic conditions, competition, product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of current and potential customers, levels of demand for virtual goods, awareness of security threats to IT systems, and other factors. While such factors may, in some periods increase revenues, fluctuations in demand can also negatively impact our revenues. If demand for our services declines, our revenues and gross margin would likely be adversely affected.

Undetected programming errors or flaws in our Platform could harm our reputation or prevent market acceptance of the Platform which would materially and adversely affect our business prospects, reputation, financial condition and results of operations.

The Platform may contain programming errors or flaws, which may become apparent only after use in the market.   In addition, the Platform may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control.  If our users have a negative experience with the Platform related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform or recommend the Platform to other potential users. Undetected programming errors in the Platform can also cause our users to cease using the Platform or delay market acceptance of the Platform, either of which could materially and adversely affect our business, financial condition and results of operations.

Our future growth is largely dependent upon our ability to develop technologies that achieve market acceptance with acceptable margins.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological trends in our target end-markets, develop and maintain competitive products, create our Platform that differentiates our services from those of our competitors and develop, and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in early states of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to develop the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

Our plans are dependent upon key individuals and the ability to attract qualified personnel, as well as our relationship with outside developers.

In order to execute our business plan, we will be dependent upon Jo Webber, our Chairman of the Board, Chief Executive Officer and co-founder, Pradeep Ittycheria, a director and Chief Technology Officer, as well as the services of AppLabs ("AppLabs"), an  outside software development firm with which we entered into a professional services agreement.  The loss of any of the foregoing individuals or the termination of our agreement with AppLabs could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, in addition to AppLabs, to develop our services as well as any future enhancements thereto, if initially developed. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors will have a material adverse effect on our ability to consummate its business plans.

We currently depend on and may continue to be dependent on third parties to complete the development of the Platform, and any increased costs associated with third party developers or any delay or interruption in production would negatively affect both our ability to develop the Platform and our ability to continue our operations.

We currently depend on our agreement with AppLabs to develop the initial stages of our Platform.  Our agreement with AppLabs expires on December 31, 2012. We anticipate that we will continue to need to rely on AppLabs and other third parties to complete the development of portions of the Platform.  The costs associated with relying on third parties may increase our development costs and negatively affect our ability to operate.  Since we have less control over a third party because we cannot control the developer’s personnel, schedule or resources we may experience delays in finalizing the Platform.  In addition, our reliance upon a third party developer exposes us to risks, including reduced control over quality assurance and costs of development. If this happens we could lose anticipated revenues from the Platform and may not have the capital necessary to continue our operations. In addition, we may be required to rely on certain technology that we will license from third parties, including software that we integrate and use with our internally developed software. We cannot provide any assurances that these third party technology licenses will be available to us on commercially reasonable terms. The inability to establish any of these technology licenses, or the loss of such licenses if established, could result in delays in completing our Platform until equivalent technology could be identified, licensed and integrated. Any such delays could materially adversely affect our business, operating results and financial condition.

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

•	any disruption or failure in the national or international backbone telecommunications network, which would prevent users in certain countries from accessing our Platform; and

•	any security breach caused by hacking, loss or corruption of data or malfunctions of software, hardware or other computer equipment, and the inadvertent transmission of computer viruses.

Any of the foregoing factors could reduce a future users’ satisfaction, harm our business and reputation, and/or have a material adverse effect on our financial condition and results of operations.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

Although we have made four utility patent applications and two provisional patent applications with the United States Patent and Trademark Office related to our Platform, none have been issued as of the date of this report.  We currently rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of any patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources.

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims.  While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of the Platform which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information.  If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

If we are unable to effectively protect our intellectual property rights on a worldwide basis, we may not be successful in the planned international expansion of our Platform.

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, we actively enforce and protect our rights. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

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

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulation enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet have recently come under increased public scrutiny. The U.S. government, including the FTC and the DOC, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. On September 15, 2011, the FTC announced proposed revisions to COPPA. If implemented, the proposed regulations could impose restrictions on the technical operations of children-targeted websites and digital services and on the types of permissible children-targeted marketing. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. Our business, could be adversely affected if legislation or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices.

We operate in a highly competitive industry and compete against many large companies.

Many companies worldwide are dedicated to providing online payment solutions including mobile payments, electronic funds transfer networks, cross-border access to networks, prepaid cards, bill pay networks and other online and offline payment methods.  The market in which we intend to operate is characterized by numerous and larger competitors, including PayPal, credit card companies, and credit card processors that offer services to online retailers, rapid technological changes, and intense competition.  We expect more companies to enter the online payment business, particularly the segment aimed at serving the “Under 18” demographic.  Most if not all of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition than us.  As a result, they may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can.  If any current online payment solution develops a COPPA compliant service, it would be substantially more difficult for us to introduce and distribute our Platform to the market, and our business, financial condition and results of operations would be materially and adversely affected.

Changes to payment card networks or bank fees, rules, or practices could harm our business and, if we do not comply with the rules, could result in a termination of our ability to accept credit cards. If we are unable to accept credit cards, our competitive position would be seriously damaged.

We expect to belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of Virtual Piggy.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Any capacity constraints or system disruptions, including natural disasters, could have a material adverse effect on our business

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error, outage or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual, sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to its sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of its third-party network providers is protected against damage from fire, earthquakes, terrorist acts, natural disasters, computer viruses, unauthorized entry, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all. We do not currently maintain fully redundant or back-up Internet services or backbone facilities or other fully redundant computing and telecommunications facilities. Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our customers and, in turn, on our business, financial condition, and results of operations.   Currently, we do not have the above-stated plans in place.

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

We have limited experience competing in international markets. Our proposed international expansion plans will expose us to greater political, intellectual property, regulatory, exchange rate fluctuation and other risks, which could harm our business.

Once the Platform is developed, we intend to attempt to market such products in countries outside of the United States.  The markets in which we are expected to undertake international expansion may have technology and online industries that are less well developed than in the United States.  There are certain risks inherent in doing business in international markets, such as the following:

•	Uncertainty of product acceptance by different cultures;

•	Unforeseen changes in regulatory requirements;

•	Difficulties in staffing and managing multinational operations;

•	State-imposed restrictions on the repatriation of funds;

•	Currency fluctuations;

•	Difficulties in finding appropriate foreign licensees or joint venture partners;

•	Laws and business practices that favor local competitors;;

•	Expenses associated with localizing our products, including offering customers the ability to transact business in multiple currencies;;

•	Potentially adverse tax consequences; and

•	Less stringent and/or narrower intellectual property protection.

There is a risk that these factors will have an adverse effect on our ability successfully to operate internationally and on our results of operations and financial condition.

RISKS RELATED TO OUR COMMON STOCK

Our officers, directors, and promoters own a large amount of our common stock, are in a position to affect all maters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of March 28, 2012, our officers, directors, promoters and their affiliates own an aggregate of 17,893,934 shares of our common stock and warrants and options to purchase an additional 10,955,001 shares of common stock.  Assuming that the only options and warrants exercised are by our officers, directors, promoters and their affiliates, we would have outstanding 82,690,851 shares of common stock. In such event, our officers, directors, promoters and their affiliates would own 28,848,985 shares or approximately 34.89%, of our outstanding common stock. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC Bulletin Board, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.  Accordingly, investors must rely on sales of their shares, after price appreciation, which may never occur, as the only way to realize any return on their investment.  Investors seeking cash dividends should not purchase our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 15 West Highland Avenue, Philadelphia, Pennsylvania, 19118. We have entered into a two year lease for the West Highland location which expires in April 2012 at a monthly rental of $2,834. We may also lease additional space in other areas to house portions of our development team and other employees should our operations require such additional space. We have not yet identified specific locations which we may lease.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “VPIG.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may differ substantially from prices in actual transactions.

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$0.87	$0.52
Quarter ended June 30, 2011	$0.66	$0.44
Quarter ended September 30, 2011	$0.64	$0.44
Quarter ended December 31, 2011	$0.70	$0.41

Fiscal Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$2.00	$0.02
Quarter ended June 30, 2010	-	-
Quarter ended September 30, 2010	$1.00	$0.58
Quarter ended December 31, 2010	$1.02	$0.50

Common Stockholders

As of March 28, 2012, our shares of Common Stock were held by 106 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of the date of this filing.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	13,102,144	$.29	7,150,000

Total:	13,102,144	$.29	7,150,000

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

Upon the occurrence of a "Change in Control", as defined in the Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.  As of the date of this report, we have issued options under the Plan to purchase 17,850,000 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through December 31, 2011, we have concentrated our efforts on developing a business plan which is designed to allow us to create our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the industry and our Platform, and other pre-marketing activities.

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

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2010

The following discussion analyzes our results of operations for the years ended December 31, 2011 and 2010. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2011 and 2010, we generated revenues of $3,926 and $0, respectively.  Our net loss increased $1,235,606 to $2,724,796 for the year ended December 31, 2011 compared to $1,489,190 for the year ended December 31, 2010, as a result of increased expenses as further described below.

General and Administrative Expenses

General and administrative expenses were $419,037 for the year ended December 31, 2011 compared to $155,877 for the year ended December 31, 2010, an increase of $263,160.  The increase is primarily attributable to increases in board fees of $30,000, insurance expenses of $23,600, internet expense of $36,600, marketing expenses of $118,600, meals and entertainment of $18,000, office expenses of $15,500, telephone expenses of $12,100, and website design costs of $34,300, which were partially offset by a reduction in bad debt expense of $42,800.

Consulting Expenses

Consulting expenses for the year ended December 31, 2011 were $1,143,941 as compared to $345,000 for the year ended December 31, 2010, an increase of $798,941.   These fees consisted largely of non-cash based stock compensation.  The increase resulted from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

Payroll Expenses

Payroll expenses were $16,733 for the year ended December 31, 2011 and $9,038 for the year ended December 31, 2010.  The increase is attributable to the value of stock-based compensation granted to directors during the year ended December 31, 2008, which were revalued in 2011.

Professional Fees

Professional fees increased $78,592 to $365,211 for the year ended December 31, 2011 from $286,619 for the year ended December 31, 2010.  The professional fees were for legal, accounting and other professional services, including Company’s in-house counsel and services rendered in connection with the Company’s private placement transactions.

Research and Development

Research and development expenses increased $449,599 to $581,707 for the year ended December 31, 2011 from $132,108 for the year ended December 31, 2010.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

Travel Expenses

For the year ended December 31, 2011, travel expenses were $165,782, an increase of $8,078 from $157,704 for the year ended December 31, 2010.  The expenses incurred were primarily associated with corporate development and capital raising activities.

Interest Expense

During the year ended December 31, 2011, we incurred interest expense of $38,035 as compared to $403,239 for the year ended December 31, 2010, a decrease of $365,204.  Interest expense as of December 31, 2011 and 2010 was a result of notes payable received from stockholders and the issuance of  common stock and/or warrants in conjunction with those notes payable.  The amount of the notes and additional cost of the notes payable in 2011 was significantly less than the amounts in 2010.

Liquidity and Capital Resources

As of the date of this report, we had cash resources of approximately $2.3 million.

Net cash used in operating activities increased $1,257,380 to $2,155,955 for the year ended December 31, 2011 as compared to $898,575 for the year ended December 31, 2010.  The increase related primarily to the net loss from operations, which was a result of the development and marketing of the Virtual Piggy platform.

Net cash used in investing activities was $82,334 for the year ended December 31, 2011 as compared to $7,398 for the year ended December 31, 2010.  The increase in cash used is attributable to patent costs associated with the four patents and two provisional patents that were applied for in 2011.

Net cash provided by financing activities decreased $1,585,711 to $850,000 for the year ended December 31, 2011 from $2,435,711 for the year ended December 31, 2010.  The cash provided for the year ended December 31, 2011 consisted of proceeds from the issuance of debt and equity securities and the cash provided for the year ended December 31, 2010 consisted of a private placement of equity securities, the issuance of debt securities and  proceeds from the exercise of options.

The following summarizes our cash flows for the years ended December 31, 2011 and 2010:

	Year Ended December 31,	Year Ended December 31,
	2011	2010

Cash Flows from Operating Activities

Net loss	$(2,724,796)	$(1,489,190)
Adjustments to reconcile net loss to net cash
used in operating activities

Compensation expense of stock, stock options and warrants	239,009	141,715

Amortization of deferred costs	-	78,243

Accretion of discount on notes payable	38,035	322,500

Depreciation	4,623	1,429

Provision for bad debt	-	42,768

Accounts receivable	(2,500)	-

Prepaid expenses	21,176	(22,941)

Accounts payable and accrued expenses	268,498	26,901

Net cash used in operating activities	(2,155,955)	(898,575)

Cash Flows from Investing Activities

Purchase of equipment	(2,699)	(7,398)

Patent and trademark costs	(79,635)	-

Net cash used in investing activities	(82,334)	(7,398)

Cash flows from Financing Activities

Proceeds from notes payable, net	350,000	75,000

Proceeds from issuance of common stock	500,000	1,924,997

Proceeds from exercise of options/warrants	-	435,714

Net cash provided by financing activities	850,000	2,435,711

Net decrease in cash and cash equivalents	$(1,388,289)	$1,529,738

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

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

During 2010, we issued a series of unsecured promissory notes to certain investors in the aggregate principal amount of $300,000.  All of the notes were repaid in 2010 either with cash, shares of common stock, or a combination of cash and shares of common stock.

On February 3, 2010, we issued a promissory note in the principal amount of $20,000 with an interest rate of 4.5% to Peter Pelullo, a former officer and director of the Company. The note was paid in full on April 19, 2010.

On May 20, 2010, we issued a promissory note in the principal amount of $22,500 with an interest rate of 6% to Peter Pelullo, a former officer and director of the Company. In connection with the issuance of the promissory note, we were also required to issue 33,750 shares of common stock to Mr. Pelullo. The note was paid in full on August 12, 2010.

During 2011, we issued a series of unsecured promissory notes to FEQ Realty, LLC, in the aggregate principal amount of $500,000.  $150,000 of the notes were repaid in 2011 in cash. In 2012, $150,000 of the notes were repaid in cash.

In December 2011, we commenced a private offering of up to $5,000,000 of Units at a purchase price of $0.80 per Unit. Each Unit consists of two shares of the Company’s common stock and a warrant to purchase one share of the Company’s common stock at $0.60 per share. During December 2011, we issued and sold an aggregate of 625,000 Units in consideration of gross cash proceeds of $500,000, resulting in the issuance of 1,250,000 shares of common stock and warrants to purchase an aggregate of 625,000 shares of common stock. In January 2012, we revised the terms of the private offering to reflect a reduction in the per Unit offering price from $0.80 per Unit to $0.70 per Unit and a reduction in the warrant exercise price from $0.60 per share to $0.50 per share.  As a result, we issued an additional 178,571 shares of common stock and warrants to purchase an aggregate of 89,286 shares of common stock to the investor who purchased units December 2011.

From January 1, 2012 through the date of this report, we have issued and sold an aggregate of 3,842,928 Units in consideration of gross cash proceeds of $2,690,050. As a result, subsequent to December 31, 2011, we have issued an aggregate of 7,685,856 shares of common stock and warrants to purchase an aggregate of 3,842,928 shares of common stock.

Since our inception, we have focused on developing and implementing our business plan.  We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing our platform. Our business plans are dependent on our ability to raise capital through private placements of our common stock and/or preferred stock, through the possible exercise of outstanding options and warrants, through debt financing and/or through a future public offering of our securities. There is no assurance that we will raise sufficient capital in order to meet our goals of completing the development of the Platform and implementing a sales and marketing effort to introduce the Platform.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We are currently in need of approximately $5,000,000 to $6,000,000 of additional capital to enable us to pay our ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute our business plan, of which $3,190,050 has been raised since December 16, 2011.   We intend to raise such financing through private placements and/or the sale of debt and equity securities.  The issuance of additional equity would result in dilution to our existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in raising sufficient capital in order to complete the marketing program for our Virtual Piggy and development of our ParentMatch, ParentPlayback, and Age Check products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $1.0 million during the year ended December 31, 2011, consisting of $500,000 from the sale of unsecured promissory notes and $500,000 from the sale of common stock and warrants, and an additional $3.2 million from January 1, 2012 through the date of this report from the sale of common stock and warrants. Although our Virtual Piggy product has been introduced to the marketplace, we anticipate that our ParentMatch and ParentPlayback products will not be ready for full scale introduction to the marketplace until 2013 or 2014.  Accordingly, we do not project that significant revenue will be developed until late 2012 at the earliest. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy, ParentMatch and ParentPlayback products, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and the ParentMatch and ParentPlayback products are developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively market our Virtual Piggy product and develop, complete, and market our ParentMatch and ParentPlayback products.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and the ParentMatch and ParentPlayback products are developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing project implementation and projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Virtual Piggy, ParentMatch and ParentPlayback products.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our financial statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectibility of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Virtual Piggy and ParentMatch at the time of the sale of the associated product.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Jo Webber	48	Chairperson of the Board of Directors, Chief Executive Officer
Ernest Cimadamore	50	Secretary and Director
Pradeep Ittycheria	34	Chief Technology Officer, Director
Scott McPherson	50	Chief Financial Officer
Tom Keefer	54	Executive Vice President of Global Sales
Catherine Williams	63	Vice President of Sales and Marketing
Kirk Bradley	57	Director
Martha McGeary Snider	55	Director

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

Jo Webber

Jo Webber has served as the chairperson of our board of directors since 2008.  Effective March 1, 2012, Dr. Webber was appointed as the Chief Executive Officer of the Company.  Dr. Webber is an experienced software executive who has spent her career providing software technology to many corporations. From 2006 through 2011, she served as the chief executive officer and as a member of the board of directors of Energy Solutions International Inc., a provider of complex software solutions for the world's major energy companies. During her tenure at Energy Solutions International, she led the company through two strategic acquisitions, one of which involved the acquisition of a division of a public company and the other, which involved the acquisition of a private company. Prior to joining Energy Solutions International, from 2004 to 2005, she served as vice president at Thermo Informatics (NYSE: TMO).  From 2001 to 2004, Dr. Webber served as president and chief executive officer of InnaPhase Corporation, a supplier of laboratory information management systems to the pharmaceutical and biotechnology markets, until it was acquired by Thermo Electron. Dr. Webber earned a doctorate in quantum physics and a Bachelor of Science degree in applied chemistry from the University of Nottingham Trent in the United Kingdom in 1986 and 1990, respectively. Dr. Webber is a Chartered Chemist and a Fellow of the Royal Society of Chemistry. She serves on the boards of Maxwell Systems, a provider of construction accounting software applications, and Octagon Research, a clinical R&D software and services provider.  As a result of these and other professional experiences, Dr. Webber possesses particular knowledge and experience in business development, technology development, executive management and organizational dynamics that strengthen the board’s collective qualifications, skills, and experience.

Ernest Cimadamore

Ernest Cimadamore has served as our Secretary since 2008 and as a member of our board of directors since August 2010. He previously served as our Chief Financial Officer from 2008 through August 2010 and as our President and Chief Executive Officer from August 2010 through February 2012.  From 2003 through 2006, Mr. Cimadamore served as the secretary to TriMedia Entertainment Group, a publicly traded company where he was also the president of their music division. Mr. Cimadamore has represented independent music companies in connection with multiple gold and platinum artist projects for numerous major record companies, including Atlantic, Elektra, Sony, Warner Bros. and Island. Over his 25 years in the music industry he has successfully worked in the areas of operations, distribution, promotion, sales and marketing.  From 2003 to 2010, Mr. Cimadamore was a co-owner of Pep-Soul Entertainment, a Philadelphia based music and entertainment company.  As a result of these and other professional experiences, Mr. Cimadamore possesses particular knowledge and experience in finance and accounting, SEC reporting, sales and marketing that strengthen the board’s collective qualifications, skills, and experience.

Pradeep Ittycheria

Pradeep Ittycheria has served as a member of our board of directors since 2008.  He was appointed as our Chief Technology Officer on January 30, 2012. He has more than nine years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. From 2007, Mr. Ittycheria has served as Vice President of Development of Energy Solutions International, Inc., a company engaged in the pipeline management software industry, until January 27, 2012. During his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE), and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services Company, headquartered in Bangalore, India.  Mr. Ittycheria received a Bachelors Degree in Computer Science from Bharathiar University in 1994 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1997.  As a result of these and other professional experiences, Mr. Ittycheria possesses particular knowledge and experience in software development, technology applications, and management that strengthen the board’s collective qualifications, skills, and experience.

Kirk Bradley

Kirk Bradley has served as a member of our board of directors since December 2011. Mr. Bradley began his career in 1974 at SDL, one of the largest timesharing companies in Canada. He then served in the IT group at William Mercer, one of the world’s largest consulting actuarial firms from the late 1970’s through the early 1980’s. In 1981, he joined Oracle Corporation as a member of the technical staff and for most of his tenure has served as an internal consultant.  As a result of these and other professional experiences, Mr. Bradley possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skill and experience.

Martha McGeary Snider

Martha McGeary Snider has served as a member of our board of directors since March 2012. She is recognized as an innovative leader in both professional and philanthropic endeavors. Ms. McGeary Snider served as Policy Advisor on Arts and Culture, Commonwealth of Pennsylvania under Governor Edhward G. Rendell’s administration from 2002 through 2010. She served in this capacity as a volunteer. Working directly with the Governor and the Pennsylvania Department of Economic Development to advance cultural, heritage, arts ad business initiatives throughout the Commonwealth of Pennsylvania, she helped raise over $100 million dollars in public and private funding during her tenure. She also serves on numerous national and international philanthropic boards focusing on education advocacy and cultural enrichment, including the Philadelphia Children First Fund and the American Revolution Center. Ms. McGeary Snider received The President’s Volunteer Service Award in 2008 from President George W. Bush. As a result of these and other professional experiences, Ms. McGeary Snider possesses particular knowledge and experience in fund raising and marketing that strengthen the board’s collective qualifications, skill and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of our current executive officers (other than those listed above) are as follows:

Scott McPherson

Scott McPherson has served as our chief financial officer since August 2010.  Since January 2005, Mr. McPherson has managed his own CPA firm, McPherson, CPA PLLC. Presently, the firm performs accounting and tax, litigation support, consulting, and business valuation services. The firm is currently assisting several small public and non-public companies with international and multi-state accounting, tax and CFO services. Mr. McPherson is a member of several professional organizations including the American Institute of Certified Public Accountants, the Pennsylvania Institute of Certified Public Accountants, the Association of Certified Fraud Examiners, and the National Association of Certified Valuation Analysts. From 1997 to 2005 he was a partner in the SEC practice department and co-chairman of the litigation support department of Morison Cogen. LLP, a regional CPA firm. In this capacity he practiced in the areas of public company audits as well as providing litigation support by providing expert witness services. From 1995 to 1997, Mr. McPherson served as Principal Financial Officer of TriMedia Entertainment Group, a publicly traded company. Mr. McPherson graduated from Clarkson University in 1983 with a B.S. in Accounting and Law. In 1986, Mr. McPherson obtained his CPA license in Pennsylvania. In 1993, he obtained his CPA license in Florida.

Tom Keefer

Tom Keefer has served as our Executive Vice President of Global Sales since June 2011. Mr. Keefer began his career in the 1980’s in London, England working with Newsweek and Life Magazines. After working abroad for seven years, he returned to the United States and served as President of API, a leading British sports marketing group focusing on introducing sponsorship strategies for global events such as the Davis Cup, the Commonwealth Games and the 1994 FIFA World Cup. Mr. Keefer also served as Head of International Marketing/Licensing for global footwear, apparel and sporting goods brands, LA Gear and K-Swiss, during the 1990’s. Mr. Keefer also held various positions with Mattel during his eight year tenure from 1998 through 2006, including Senior Vice President of International Marketing, Mattel Brands. From mid 2009 through mid 2011, Mr. Keefer served as SVP Global Licensing for BBC Worldwide managing a portfolio of kids and tween brands including Teletubbies, Top Gear and Doctor Who.

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

Executive Officer Consulting Agreement

In December 2010, we entered into a consulting agreement with Catherine Williams to provide sales and marketing services.  The agreement is for a term of one year and automatically renews for successive one year terms unless terminated by us after April 11, 2011 or by Ms. Williams at any time upon 30 days prior written notice.  We may terminate the agreement without notice for cause at anytime.  The agreement provides for a monthly consulting fee in the amount of $12,000, a $5,000 incentive fee for each merchant that Ms. Williams causes to enter into an agreement with us to use our product, a $10,000 bonus upon us obtaining 100,000 active user accounts, and a $25,000 bonus upon us obtaining 1,000,000 active user accounts.  The agreement contains standard and customary confidentiality and work made for hire provisions.

Committees

Our board of directors has not created a separately-designated audit committee, compensation committee or any other committee. Accordingly, our full board of directors serves as our committees, including our audit committee.  As of the date of this annual report, we have eight employees and have not generated significant revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”

Code of Ethics

We have not adopted a code of ethics applicable to our executives, as defined by applicable rules of the SEC.  We have not adopted a code of ethics because we have been focusing our efforts on the development of our business plan.  We intend to adopt a code of ethics promptly after additional independent directors are appointed to our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2011, except that Kirk Bradley and John Paul Dejoria Family Trust failed to timely file a Form 3 and Peter Pelullo and Alfredo Villa failed to timely file a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Ernest Cimadamore (2) President & CEO (formerly CFO)	2011 2010		- 3,845	32,250	32,250 3,845
Alfredo Villa(3) President & CEO	2010		-		-
Scott McPherson (4) Chief Financial Officer	2011 2010		- 2,012	60,000 41,925	60,000 2,012

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 7 of our Consolidated Financial Statements.

(2)
Mr. Cimadamore was appointed as our President and Chief Executive Officer on August 19, 2010.  Prior to this appointment, Mr. Cimadamore served as our Chief Financial Officer. Effective March 1, 2012, Mr. Cimadamore resigned as our Chief Executive Officer but continues to serve as our Secretary and as a director. Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Toria, Inc. was paid $32,250 under the consulting agreement in the year ended December 31, 2011.

(3)	Mr. Villa resigned as our President and Chief Executive Officer on August 19, 2010.
(4)
Mr. McPherson was appointed as our Chief Financial Officer on August 19, 2010.  Mr. McPherson is the principal of McPherson CPA, PLLC. In 2011 and 2010, we paid to McPherson CPA, PLLC, aggregate fees in the amount of $60,000 and $41,925, respectively.

Outstanding Equity Awards At December 31, 2011

The following table sets forth, for each named executive officer, information regarding unexercised options, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2011.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Ernest Cimadamore	500,000	-	$.04	3/2/2013
Ernest Cimadamore	250,000	-	$.75	9/12/2015
Ernest Cimadamore	250,000	-	$.90	11/15/2015
Scott McPherson	250,000	-	$.75	8/19/2015

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

Employment Agreements

In May 2008, we entered into a three year employment agreement with Ernest Cimadamore as Secretary and Chief Financial Officer.   The agreement provided for the payment of an annual salary to Mr. Cimadamore of $75,000 commencing at such time as the Company raises a minimum of $5,000,000 in equity capital.  Mr. Cimadamore was also entitled to (i) receive discretionary bonuses as declared by the board of directors (ii) reimbursement of reasonable business expenses, (iii) participate in our benefit programs that were available to similarly situated employees; and (iv) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year.  In connection with the agreement, we granted to Mr. Cimadamore an option to purchase 500,000 shares of our common stock at an exercise price of $.04 per share.  The option was fully exercisable upon grant and expires on March 2, 2013.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  In the event we terminate Mr. Cimadamore’s employment without cause, we shall be required to pay Mr. Cimadamore the salary required under the agreement as if he remained an employee throughout the term of the Agreement.

Option Issuance

On August 10, 2010, we issued options to Mr. McPherson under the 2008 Equity Incentive Plan to purchase 250,000 shares of our common stock at an exercise price of $.75.  The options were fully exercisable upon grant and expire on August 19, 2015.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

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

Director Compensation

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(2)	Total ($)
Jo Webber	55,000	-	55,000

(1)	Ernest Cimadamore, Pradeep Ittycheria and Kirk Bradley are not listed in the above table because they did not receive any compensation for serving on our board of directors in 2011.
(2)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 7 of our Consolidated Financial Statements.

Narrative Disclosure to Directors Compensation Table

Other than Jo Webber, we did not pay an annual fee to any of our directors during 2011.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Consulting Agreements

Effective as of March 2008, we entered into a consulting agreement with Mr. Ittycheria, a member of our board of directors.  The agreement provided that Mr. Ittycheria would provide consulting services to us with respect to (1) developing our planned gaming platform and games to be played on such platform, and (2) other services as requested by us. In connection with the agreement, we issued to Mr. Ittycheria an option to purchase 1,000,000 shares of our common stock at an exercise price of $.04 per share.  The option was immediately exercisable upon grant and expires five years after the grant date.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  Mr. Ittycheria was also entitled to reimbursement of expenses incurred in connection with his work on our behalf. The agreement expired in 2009 and has not been renewed. Effective as of March 2008, we entered into a consulting agreement with Dr. Webber, the chairperson of our board of directors. The agreement provided that Dr. Webber would provide consulting services to us with respect to (1) analyzing and evaluating our proposed business plan, (2) analyzing and evaluating the capital requirements needed to pursue our business plan, (3) evaluating potential business partnerships, (4) providing advice regarding business development, (5) providing advice in connection with the software and programming tasks required in order to develop our online gaming platform and games to be developed for such platform, and (6) other services as requested by us. In connection with the agreement, we issued to Dr. Webber an option to purchase 3,000,000 shares of our common stock at an exercise price of $.04 per share.  The option was immediately exercisable upon grant and expires five years after the grant date.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  Dr. Webber was entitled to reimbursement of expenses incurred in connection with her work on behalf of the Company. The agreement expired in 2009 and has not been renewed.

Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Mr. Cimadamore  has served as our Secretary since 2008 and as a member of our board of directors since August 2010. He previously served as our Chief Financial Officer from 2008 through August 2010 and as our President and Chief Executive Officer from August 2010 through February 2012. The agreement provides that Toria, Inc. will provide business development, strategic and such other advice and services that ,ay be requested by us. In connection with the agreement, Toria is to receive a fee of $750 per week for the services rendered. The term of the agreement expires in June 2012.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND   DIRECTORS

The following table sets forth, as of March 28, 2012, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by all executive officers and directors, individually and as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 28, 2012 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o Virtual Piggy, Inc., 15 W. Highland Avenue, Philadelphia, Pennsylvania 19118.

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percentage of Class
5% Beneficial Owners
Peter Pelullo 111 Presidential Blvd., Suite 212 Philadelphia, PA 19004	14,286,840(2)	19.03%
John Paul Dejoria Family Trust 1888 Century Park East, Suite 1600 Century City, CA 90067	5,000,000(3)	6.60%

Executive Officers and Directors

Jo Webber	7,450,000(4)	9.29%
Pradeep Ittycheria	2,914,287(5)	3.78%
Kirk Bradley	2,142,858(6)	2.84%
Martha McGeary Snider	250,000(7)	*
Ernest Cimadamore	1,000,000(8)	1.32%
Scott McPherson	250,000(9)	*
Tom Keefer	305,000(10)	*
Catherine Williams	250,000(9)	*
All officers and directors as a group (8 persons)	14,562,145	17.06%

*Less than 1 percent

(1)  This table has been prepared based on 74,735,850 shares of our common stock outstanding on March 28, 2012.

(2)  Consists of 5,392,858 shares of common stock held in the name of Mr. Pelullo, 8,551,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, and 342,857 shares underlying warrants exercisable at $.75 per share. Mr. Pelullo is a former officer and director of the Company and may be deemed to be a promoter of the Company.

(3) Consists of 4,000,000 shares of common stock and 1,000,000 shares underlying warrants exercisable at $.50 per share.

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

(6)  Consists of 1,428,572 shares of common stock and 714,286 shares underlying warrants exercisable at $.50 per share.

(7)  Consists of 250,000 shares underlying options exercisable at $.58 per share.

(8)  Consists of 500,000 shares underlying options exercisable at $.04 per share, 250,000 shares underlying options exercisable at $.75 per share, and 250,000 shares underlying options exercisable at $.90 per share.

(9)  Consists of 250,000 shares underlying options exercisable at $.75 per share.

(10)  Consists of 25,000 shares underlying options exercisable at $.60 per share, 250,000 shares underlying options exercisable at $.50 per share, and 30,000 shares underlying options at $.52 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Jo Webber, the chairperson of our board of directors and chief executive officer; (ii) Ernest Cimadamore, our secretary; and (iii) Peter Pelullo, our former corporate development manager and director.

Mr. Pelullo advanced expenses on our behalf totaling $15,499 during the y ear ended 2010, which expenses were repaid.  Mr. Pelullo advanced expenses on our behalf totaling $92,433 during the year ended 2011, which expenses were repaid.  Mr. Pelullo has exercised, as of March 28, 2012, options and warrants to purchase a total of 10,142,858 shares of our common stock by payment of an aggregate exercise price of $405,714. From our inception until December 1, 2010, Mr. Pelullo has allowed us to operate from offices leased by an affiliate of Mr. Pelullo without the payment of rent.

On February 3, 2010, we issued a promissory note in the principal amount of $20,000 with an interest rate of 4.5% to Mr. Pelullo. The note was paid in full on April 19, 2010.

On May 20, 2010, we issued a promissory note in the principal amount of $22,500 with an interest rate of 6% to Mr. Pelullo. In connection with the issuance of the promissory note, we were also required to issue 33,750 shares of common stock to Mr. Pelullo. The note was paid in full on August 12, 2010.

We have entered an employment agreement with Mr. Cimadamore and consulting and employment agreements with each of Dr. Webber and Mr. Ittycheria.  We have issued options to each of them, which awards are described in more detail under “Item 11.  Executive Compensation” of this report.

Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Mr. Cimadamore  has served as our Secretary since 2008 and as a member of our board of directors since August 2010. He previously served as our Chief Financial Officer from 2008 through August 2010 and as our President and Chief Executive Officer from August 2010 through February 2012. The agreement provides that Toria, Inc. will provide business development, strategic and such other advice and services that ,ay be requested by us. In connection with the agreement, Toria is to receive a fee of $750 per week for the services rendered. The term of the agreement expires in June 2012. Toria was paid $32,250 during the year ended December 31, 2011.

Scott McPherson’s accounting firm, McPherson, CPA, PLLC provides accounting services to the Company.  In 2011 and 2010, we paid to McPherson CPA, PLLC, aggregate fees in the amount of $66,200 and $41,925, respectively.

On December 19, 2011, we entered into a securities purchase agreement with Kirk Bradley, a member of our board of directors, pursuant to which we sold to Mr. Bradley 625,000 units in consideration of gross cash proceeds of $500,000. Each unit was initially sold for a purchase price of $0.80 and consisted of: (i) two shares of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock. As a result, we issued an aggregate of 1,250,000 shares of common stock and warrants to purchase an aggregate of 625,000 shares of common stock. The warrants are exercisable for a term of two years at an original exercise price at $0.60 per share. On January 11, 2012, we revised the terms of the offering to reflect: (i) a reduction in the per unit purchase price from $0.80 to $0.70, (ii) an increase in the amount of units offered, and (iii) a reduction in the warrant exercise price from $0.60 per share to $0.50 per share. On February 9, 2012, we entered into an amendment agreement with Mr. Bradley, pursuant to which we agreed to amend the terms of Mr. Bradley’s securities purchase agreement to reflect the new offering terms resulting in the issuance of an additional 178,572 shares of common stock and warrants to purchase an additional 89,286 shares of common stock. In addition, the exercise price of Mr. Bradley’s warrants was reduced from $0.60 per share to $0.50 per share.

Effective March 5, 2012, Luke Pelullo, the son of Peter Pelullo, began serving as an account manager for the Company at an annual salary of $75,000. He is also entitled to receive a grant of options to purchase 75,000 shares of our common stock. Peter Pelullo currently owns approximately 19.03% of our outstanding common stock. He is also a former officer and director of the Company and may be deemed to be a promoter of the Company.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  We believe that Kirk Bradley and Martha McGeary Snider each qualify as an “independent director” pursuant to such rules.  Our board of directors has not created separately-designated standing committees.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2011 and 2010 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2011 and 2010 were $33,600 and $26,100, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2011.

Tax Fees

During the fiscal years ended December 31, 2011 and 2010, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the for the year ended December 31, 2011 and 2010, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
3.2	By-laws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
3.3	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011)
3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008)
4.2	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008)
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

10.4	Consulting Agreement between the Company and Catherine Williams (incorporated by reference to Exhibit 10.4 to the Company’s annual report on Form 10-K filed with the Commission on March 7, 2011)
10.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012)
10.6	Form of Warrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012)
31.1*	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2*	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

 *filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March 2012.

Virtual Piggy, Inc.

By:	/s/ Jo Webber
Jo Webber, Chairman of the Board, Chief Executive Officer and Principal Executive Officer

/s/ Scott McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jo Webber	Chief Executive Officer and Director	March 28, 2012
Jo Webber

	Chief Technology Officer and Director	March 28, 2012
Pradeep Ittycheria

/s/ Ernest Cimadamore	Secretary and Director	March 28, 2012
Ernest Cimadamore

/s/ Scott McPherson	Principal Accounting Officer and	March 28, 2012
Scott McPherson	Chief Financial Officer

	Director	March 28, 2012
Kirk Bradley

/s/ Martha McGeary Snider	Director	March 28, 2012
Martha McGeary Snider

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)

Financial Statements

December 31, 2011

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Virtual Piggy, Inc. (formerly Moggle, Inc.)
(A Development Stage Company)
Philadelphia, Pennsylvania

We have audited the accompanying balance sheets of Virtual Piggy, Inc. (formerly Moggle, Inc., a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2011 and 2010, and for the period February 11, 2008 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Piggy, Inc. (formerly Moggle, Inc., a development stage company) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period February 11, 2008 (date of inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/s/ MORISON COGEN LLP

Bala Cynwyd, Pennsylvania

March 28, 2012

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$186,159	$1,574,448
Accounts Receivable	2,500	-
Prepaid expenses	1,765	22,941

TOTAL CURRENT ASSETS	190,424	1,597,389

PROPERTY AND EQUIPMENT
Computer equipment	15,679	12,980
Less: accumulated depreciation	6,244	3,243
	9,435	9,737

OTHER ASSETS
Deposit	2,667	2,667
Patents and trademarks, net of accumulated amoritization of
$1,622 and $-	78,013	-
	80,680	2,667

TOTAL ASSETS	$280,539	$1,609,793

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$358,513	$90,015
Notes payable, net of discount of $65,560	284,440	-

TOTAL CURRENT LIABILITIES	642,953	90,015

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2011 and
December 31, 2010	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
66,871,422 and 65,371,422 shares issued and outstanding at
December 31, 2011 and December 31, 2010	6,687	6,537

Additional paid in capital	7,065,247	6,222,793

Deficit accumulated during the development stage	(7,434,348)	(4,709,552)

STOCKHOLDERS' EQUITY (DEFICIT)	(362,414)	1,519,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$280,539	$1,609,793

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(formerly, Moggle Inc.)
(A Development Stage Company)
Statements of Operations
For the Years Ended December 31, 2011 and 2010 and
For the period February 11, 2008 (Date of Inception) to December 31, 2011,

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2011	2010

SALES	$3,926	3,926	$-

OPERATING EXPENSES
General and administrative	749,673	419,037	155,877
Consulting (a)	3,116,063	1,143,941	345,000
Payroll (b)	430,063	16,733	9,038
Professional fees	1,025,258	365,211	286,619
Research and development	827,084	581,707	132,108
Travel	851,810	165,782	157,704
Total operating expenses	6,999,951	2,692,411	1,086,346

OTHER INCOME (EXPENSE)
Interest income	2,951	1,724	395
Interest expense (c)	(441,274)	(38,035)	(403,239)
	(438,323)	(36,311)	(402,844)

NET LOSS	$(7,434,348)	$(2,724,796)	$(1,489,190)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		65,538,714	50,519,786

(a)	– includes share-based compensation of $1,797,958, cumulative $222,266 and $132,677 for the years ended December 31, 2011 and 2010.
(b)	– includes share-based compensation of $430,063 cumulative, $16,733 and $9,038 for the years ended December 31, 2011 and 2010.
(c)	– includes amortization of deferred costs of $78,243 cumulative, and $0 and $78,243 for the years ended December 31, 2011 and 2010. Also includes $360,535 accretion of discount on notes payable cumulative, and $38,035 and $322,500 for the years ended December 31, 2011 and 2010.

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to December 31, 2011

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

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
 (A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to December 31, 2011

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	27,899	-	27,899
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	82,650	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	499,875	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	20,930	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	3,146	-	3,146
Nonemployee options issued for services on January 24, 2011, vested immediately and valued at $.20 per share	-	-	46,019	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	52,243	-	52,243
Net loss	-	-	-	(2,724,796)	(2,724,796)

Balance December 31, 2011	66,871,422	6,687	7,065,247	(7,434,348)	(362,414)

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010 and
For the period February 11, 2008 (Date of Inception) to December 31, 2011,

		Year	Year
	Cumulative	Ended	Ended
	Since	December 31,	December 31,
	Inception	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,434,348)	$(2,724,796)	$(1,489,190)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	88,601	-
Fair value of options issued in exchange for services	704,797	101,408	41,715
Fair value of stock issued in exchange for services	1,429,427	49,000	100,000
Amortization of deferred costs	78,243	-	78,243
Accretion of discount on notes payable	360,535	38,035	322,500
Depreciation and amortization	7,866	4,623	1,429
Provision for bad debt	42,768	-	42,768
(Increase) decrease in assets
Accounts receivable	(2,500)	(2,500)	-
Other receivable	(42,768)	-	-
Prepaid expenses	(1,765)	21,176	(22,941)
Deposits	(2,667)	-	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	358,513	268,498	26,901

Net cash used in operating activities	(4,413,298)	(2,155,955)	(898,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(15,679)	(2,699)	(7,398)
Patent and Trademark costs	(79,635)	(79,635)	-

Net cash used in investing activities	(95,314)	(82,334)	(7,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	747,500	500,000	247,500
Repayment of note payable - stockholders	(397,500)	(150,000)	(247,500)
Proceeds from notes payable	75,000	-	75,000
Proceeds from issuance of common stock	3,529,057	500,000	1,924,997
Proceeds from exercise of options	360,000	-	160,000
Proceeds from exercise of warrants	445,714	-	275,714
Stock issuance costs	(65,000)	-	-

Net cash provided by financing activities	4,694,771	850,000	2,435,711

NET INCREASE IN CASH AND
CASH EQUIVALENTS	186,159	(1,388,289)	1,529,738

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	1,574,448	44,710

CASH AND CASH EQUIVALENTS - END OF PERIOD	$186,159	$186,159	$1,574,448

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$483,409	$82,665	$400,744

Conversion of notes payable into common stock	$75,000	$-	$75,000

Fair value of warrants issued as discount for notes payable	$20,930	$20,930	$-

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  The Company initially concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who the Company believes will assist in developing the Platform and meet the business goals, conducting market research regarding the MMOG industry and the Platform and planned MMOGs, and other pre-marketing activities. Commencing in the fourth quarter of 2010, in light of the Company’s belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company  has refocused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner.  The Company has developed and introduced the Virtual Piggy product to the marketplace and is attempting to develop and introduce to the ParentMatch product to the marketplace in 2013 to 2014.

Virtual Piggy is designed to provide an online piggy bank security service that allows parents to setup and control their children’s spending online. Parents and guardians will be able to determine who is allowed to contribute to their child’s account as well as provide notification mechanisms back to the contributors when the funds are spent. The parent can establish how much a child can spend in a single transaction and how much they can spend over time. The Virtual Piggy service tracks all spending and the parent can receive alerts and reports on spending patterns. A third-party site would prompt a child to enter their VirtualPiggy ID – when they attempt to make a transaction. This ID along with category, pricing and descriptive information about the purchase would be sent to the VirtualPiggy webservice. Based on the rules set out by the parent, VirtualPiggy would send back a Yes/No signal to the requesting service and either allow or prohibit the transaction.

ParentMatch, and its companion product, ParentPlayback, will be designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services. In addition the ID follows the child whenever they are on a computer as opposed to traditional controls which are resident on a PC by PC basis.  ParentMatch provides filtering for the parent to be able to control such areas as (i) sites a child may access; (ii) types of content they may view and (iii) who they can interact with online. ParentPlayback will provide the parent with a video transcript of their child’s online session.  Since inception, substantially all of the efforts of the Company have been developing technologies for multiplayer online role playing games and the Virtual Piggy, ParentMatch and ParentPlayback platforms.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property and equipment.  The Company anticipates establishing global markets for its services.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 through 2011 remain subject to examination by major tax jurisdictions.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2011 and 2010, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2011, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – BUSINESS COMBINATION

On August 22, 2011, the Company filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Inc. was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”

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

Since our inception, the Company has focused on developing and implementing our business plan.  The Company has not paid any salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company is currently in need of approximately $5,000,000 of additional capital to enable it to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  The Company intends to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

Even if the Company is successful in raising sufficient capital to complete the development of the Virtual Piggy and ParentMatch products, the Company’s ability to continue in business as a viable going concern can only be achieved when revenues reach a level that sustains the business operations.  The Company has introduced the Virtual Piggy product to the marketplace, but does not expect to generate any meaningful revenue until the middle of 2012.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 – GOING CONCERN (Continued)

If sufficient funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $500,000 in bridge financing in the form of units consisting of non-interest bearing demand notes payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock with an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  The Company raised $150,000 in September 2011 and an additional $350,000 in October 2011 through this offering.

The Company is in the development stage at December 31, 2011.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 4 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the years ended December 31, 2011 and 2010, there were capitalized patent costs of $79,635 and $0.  Amortization expense for patents was $1,622 and $0 for the years ended December 31, 2011 and 2010.

NOTE 5 – NOTES PAYABLE

On February 3, 2010, the manager of corporate development loaned the Company $20,000 in return for a promissory note with an interest rate of 4.5% in the same amount.  The promissory note was paid in full on April 19, 2010.

On May 20, 2010, the Company issued a promissory note to the manager of corporate development in the amount of $22,500 with an interest rate of 6%.  The promissory note also required that the Company issue 33,750 shares of the Company’s common stock to the investor.  The fair value of the common stock was $30,228 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest.  The note was repaid on August 12, 2010 and interest was fully accreted on the note payable in the amount of $22,500 as of August 12, 2010 and the deferred costs of $7,728 were fully amortized as of August 12, 2010.

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 5 – NOTES PAYABLE (Continued)

On July 16, 2010, the Company issued a promissory note to a third party in the amount of $25,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 37,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $33,681 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest. The note was assumed by a third party and on November 1, 2010 was converted the note payable into 125,000 shares of common stock at $.20 per share, fair value.  Interest was fully accreted on the note payable in the amount of $25,000 as of November 1, 2010 and the deferred costs of $8,681 were fully amortized as of November 1, 2010.

On August 4, 2010, the Company issued a promissory note to a third party in the amount of $50,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 75,000 shares of the Company’s common stock to the third party.  The fair value of the common stock was $54,509 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest. The note was assumed by a third party and on November 1, 2010 was converted into 250,000 shares of common stock at $.20 per share, fair value.  Interest was fully accreted on the note payable in the amount of $50,000 as of November 1, 2010 and the deferred costs of $4,509 were fully amortized as of November 1, 2010.

On August 6, 2010, the Company issued a promissory note to a third party in the amount of $125,000 with an interest rate of 6% in return for a loan of the same amount.  The promissory note also required that the Company issue 187,500 shares of the Company’s common stock to the third party.  The fair value of the common stock was $135,831 and was recorded as a discount to the note payable, with the excess recorded as a deferred cost, in accordance with FASB ASC 835-30-25 Interest. The note was repaid on August 18, 2010 and interest was accreted on the note payable and the deferred costs were fully amortized through August 18, 2010.

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consists of a non interest bearing demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On December 20, 2011, $150,000 of the notes payable was repaid.

NOTE 6 - INCOME TAXES

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

At December 31, 2011, the Company has a net operating loss (“NOL”) that approximates $13.8 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 - INCOME TAXES (Continued)

The income tax benefit (provision) consists of the following:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Current	$(1,020,000)	$(2,450,000)
Deferred	(79,000)	34,000
Change in valuation allowance	1,099,000	2,416,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(943,000)	(35)	$(521,000)	(35)
State tax, net of federal tax effect	(159,000)	(6)	(87,000)	(6)
Non-deductible share-based compensation	3,000	-	(1,808,000)	(121)
Change in valuation allowance	1,099,000	40	2,416,000	162

	$-	-	$-	-

The primary components of the Company’s December 31, 2011 and 2010 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,	December 31,
	2011	2010

Deferred tax asset for NOL carryforwards	$5,643,000	$4,623,000
Deferred tax asset for stock based compensation	138,000	59,000
Valuation allowance	(5,781,000)	(4,682,000)

	$-	$-

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

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 - INCOME TAXES (Continued)

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of December 31, 2011, the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the year ended December 31, 2011.  The Company did not recognize any interest or penalties during 2011 related to unrecognized tax benefits.

The U.S. and state income tax returns filed for the tax years ending on December 31, 2011, 2010, 2009 and 2008 will be subject to examination by the relevant taxing authorities.

NOTE 7 – STOCKHOLDERS’ EQUITY

In February 2008, the Company issued 19,000,000 founders shares at $.001 per share or $19,000.

In February 2008, the Company commenced a private placement of up to 7 million units at a price of $.035 per unit to accredited investors.  One unit consisted of one share of the Company’s common stock and two warrants.  Each warrant entitles the holder to purchase one additional share of common stock at a price of $.04 per share and is exercisable for a three year period.  From February through June 2008, 7,142,858 units were sold, raising $250,000 in proceeds and resulting in 14,285,716 warrants being issued.

On May 8, 2008, 500,000 options were exercised, which raised proceeds $20,000.  During the three months ended September 30, 2008, 1,750,000 options were exercised, which raised proceeds of $70,000.

On May 27, 2008, the Company commenced a private placement of up to 6 million units at a price of $.035 per unit to accredited investors.  One unit consisted of one share of the Company’s common stock and one warrant. Ten of these warrants entitle the holder to purchase one additional share of common stock at a price of $.75 per share and are exercisable for a three year period.  During the three months ended June 30, 2008, 6,142,858 units were sold with warrants exercisable at a price of $.75 per share, raising $215,000 in proceeds and resulting in 614,286 warrants being issued.  During the three months ended September 30, 2008, 500,000 units were sold with warrants at a price of $.75, raising $17,500 and resulting in 50,000 warrants being issued.

During the three months ended September 30, 2008, the Company sold 2,560 shares, which raised proceeds of $2,560.  The Company filed a registration statement to register 2,560 shares of the Company which became effective on September 3, 2008.

During the three months ended September 30, 2008, 250,000 warrants were exercised which raised proceeds of $10,000.

During the three months ended March 31, 2009, 1 million options were exercised which raised proceeds of $40,000.

During the three months ended March 31, 2009, the Company issued 100,000 shares of common stock which were valued at the fair market value of $200,000 for consulting services.

During the three months ended June 30, 2009, the Company sold 400,000 shares which raised proceeds of $348,000, net of commissions of $52,000.

During the three months ended September 30, 2009, 1 million warrants and 1.5 million options were exercised which raised proceeds of $100,000.  In addition, the Company sold 100,000 shares which raised proceeds of $87,000, net of commissions of $13,000.

On October 9, 2009, the Company was listed on the German stock exchange.  As a result, the Company was required to issue 1,080,427 shares of common stock under a consulting agreement.  These shares were valued at the fair market value of $1,080,427.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

On October 21, 2009, the Company sold 100,000 shares to an investor which raised proceeds of $100,000.

On October 22, 2009, an investor exercised 1,000,000 warrants which raised proceeds of $40,000.

On December 2, 2009, two investors exercised 500,000 warrants each (total of 1,000,000 warrants) which raised total proceeds of $40,000.

On December 10, 2009 and December 31, 2009 an investor exercised 250,000 options and 1,000,000 warrants, respectively, which raised total proceeds of $50,000.

On January 5, 2010 an investor exercised 1,000,000 options which raised proceeds of $40,000.

On February 22, 2010 an investor exercised 892,858 warrants which raised proceeds of $35,714.

On March 5, 2010 an investor exercised 500,000 warrants which raised proceeds of $20,000.

On March 8, 2010 an investor exercised 500,000 warrants which raised proceeds of $20,000.

On April 13, 2010 an investor exercised 1,000,000 warrants which raised proceeds of $40,000.

On April 16, 2010 an investor exercised 1,500,000 warrants which raised proceeds of $60,000.

In August 2010, the Company retired 400,000 non-employee options with exercise prices of $.04 in exchange for the issuance of 65,000 shares to the option holders.  No additional compensation expense was recorded as the fair value of the options exceeded the value of the stock that was issued.

On August 17, 2010, the Company sold 2,000,000 shares of common stock to investors which raised proceeds of $400,000.

During November and December 2010, the Company sold 7,625,000 shares of common stock to investors which raised proceeds of $1,525,000.

On November 19, 2010, the Company issued 111,111 shares of common stock which were valued at the fair market value of $100,000, for consulting services.

On December 2, 2010, an investor exercised 3 million options which raised proceeds of $120,000.

In December 2010, two investors exercised a total of 2.5 million warrants which raised proceeds of $100,000.

During the three months ended June 30, 2011, the Company issued 100,000 shares of common stock which were valued at the fair market value of $49,000, for consulting services.

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock, provided that the offering may be increased by up to $500,000 to cover over-allotments.  The shares and warrants will be sold in units with each unit comprised of two shares and one warrant at a purchase price of $.80 per unit.  During December 2011, the Company sold 625,000 units and raised $500,000.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2011, 8,070,000 options have been issued and are unexercised, and 7,930,000 options that are available to be issued under the Plan.  Of the 8,070,000 options that have been issued and are unexercised, 5,600,000 options were granted to employees or persons who later became employees and 2,470,000 options were granted to non-employees.

The Plan is administered by the Board, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.

During 2008, the Company issued the Secretary of the Company options to purchase 500,000 shares of the Company’s common stock at $.04 per share which were valued at $8,825 and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 2.5%, and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its President and Chief Executive Officer,  whereby, the President and Chief Executive Officer was issued options to purchase 1,000,000 shares of the Company’s common stock at $.04 per share which were valued at $71,871 and expensed immediately. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3%, and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an employment agreement with its Director of Corporate Development whereby the Director of Corporate Development was issued options to purchase 2,750,000 shares of the Company’s common stock at $.04 per share which were valued at $197,645 and expensed immediately. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3% and expected option life of 5 years.  The options expire five years from the date of issuance.

During 2008, the Company entered into an agreement with a member of the Company’s Board of Directors whereby the member of the Board of Directors was issued options to purchase 1,250,000 shares of the Company’s common stock at $.04 per share which were valued at $89,838, fair value, and expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 51.8%, risk free interest rate of 3.3%, and expected option life of 5 years.  The options expire five years from the date of issuance.

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

On March 12, 2010 the Company entered into a three year employment agreement with the Senior Vice President of Marketing and Licensing for €150,000 annually.  The agreement also includes an option to purchase 2 million shares of the Company’s common stock at $1.00 per share.  These options were valued at $1,829,756, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 41.6%, risk free interest rate of 2.4%, and expected option life of five years.  The options expire five years from the date of issuance.  Options granted under the agreements are expensed when the related service is provided.  In December 2010, this employment agreement was terminated, the options were terminated and any expense relative to the options that was previously recorded was reversed.

During November 2010, the Company issued two directors options to purchase an aggregate of 600,000 shares of the Company’s common stock at $.90 per share.  These options have been valued at $5,207, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 40.8%, risk free interest rate of 1.5%, and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

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

Cumulatively and for the years ended December 31, 2011 and 2010, the Company expensed $426,232, $16,733 and $5,207 relative to employee options/warrants granted.  As of December 31, 2011, there was no unrecognized compensation expense related to employee non-vested market-based share awards.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of incentive stock option/warrant transactions for employees from February 11, 2008 (date of inception) to December 31, 2011 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	$.04 to .90	$0.51

Granted	625,000	$0.60	$0.60
Reclassified from non-employee	7,742,858	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	9,467,858	$.04 to .90	$0.14

Exercisable, December 31, 2011	9,467,858	$.04 to $.90	$0.14

Weighted Average Remaining Life,
Exercisable, December 31, 2011 (years)	1.8

On August 18, 2009, options to purchase 100,000 shares of the Company’s common stock at $2.30 were issued to a consultant, which were valued at $30,689, fair value.  Another consultant also received 25,000 options on August 18, 2009, which were valued at $7,672, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 58.3%, risk free interest rate of 2.4%, and expected option life of 5 years.  The options expire five years from the date of issuance.  Options granted under the agreements were expensed when the related service or product was provided.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On August 20, 2010, the Company issued the Chief Financial Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,012, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 36.7%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On September 13, 2010, the Company issued the Chief Executive Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $1,676, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On September 13, 2010, the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $670, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

During October and November 2010, the Company issued various consultant option to purchase an aggregate of 1,020,000 shares of the Company’s common stock at $.75, $.78 and $.90 per share.  These options have been valued at $7,397, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 34.2% to 40.8%, risk free interest rate of 1.1% to 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On January 24, 2011, the Company issued four consultants options to purchase an aggregate of 230,000 shares of the Company’s common stock at $1.00 per share.  These options have been valued at $46,019, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 33.5%, risk free interest rate of 2.03% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On July 1, 2011, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.91 per share.  These options have been valued at $19,234, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8%, risk free interest rate of 1.80% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On July 22, 2011, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $4,150, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 38.0%, risk free interest rate of 1.53% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On August 2, 2011, the Company issued a consultant an option to purchase 20,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $3,803, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.6%, risk free interest rate of 1.23% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are being expensed as the service is provided.

On August 15, 2011, the Company issued a consultant an option to purchase 150,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $27,273, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55.8%, risk free interest rate of .99% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

Cumulatively and for the years ended December 31, 2011 and 2010, the Company expensed $1,801,789, $222,266 and $136,508 relative to non employee options granted.  As of December 31, 2011, there was $2,219 of unrecognized compensation expense related to non-vested market-based share awards.

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to December 31, 2011 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Exercisable, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Weighted Average Remaining Life,
Exercisable, December 31, 2011 (years)	3.0

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 9 – OPERATING LEASES

For the years ended December 31, 2011 and 2010, total rent expense under leases amounted to $34,944 and $31,543.  At December 31, 2011, the Company was obligated under various non-cancelable operating lease arrangements for offices as follows:

2012	$11,736

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the years ended December 31, 2011 and 2010, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $92,443 and $15,499 were incurred and reimbursed during the years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, a marketing company owned by the President and his spouse was paid $32,250.

During the year ended December 31, 2011, the certified public accounting firm owned by the Chief Financial Officer was paid $60,000 for accounting services.

NOTE 11 – SUBSEQUENT EVENTS

On January 2, 2012, the Company issued an employee an option to purchase 250,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $51,692 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.2%, risk free interest rate of 0.9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.

On January 17, 2012, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $31,437, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 28.0%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On January 27, 2012, the Company issued an employee an option to purchase 30,000 shares of the Company’s common stock at $.52 per share.  These options have been valued at $3,718, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.4%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Virtual Piggy, Inc.
(formerly Moggle, Inc.)
(A Development Stage Company)
Notes to Financial Statements

NOTE 11 – SUBSEQUENT EVENTS (Continued)

On February 8, 2012 and February 27, 2012, $100,000 and $50,000, respectively, of the notes payable was repaid.

On February 28, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $3,120, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On March 1, 2012, the Company issued an employee an option to purchase 250,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $33,975, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.9%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On March 5, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $2,680, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

From January 1, 2012 through March 28, 2012, the Company sold 3,842,928 units and raised gross proceeds of $2,690,050 and incurred stock issuance costs of $28,000 in a private placement of units.  The Company has also extended the term of the Securities Purchase Agreement to March 29, 2012 and increased the amount of the offering to $5,500,000.