Form 10-Q
period 2012-03-31
VIRTUAL PIGGY, INC.
filed 2012-05-17
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to  _______________

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

_______________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  88,024,935 shares of common stock outstanding at May 15, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,514,154	$186,159
Accounts Receivable	2,748	2,500
Prepaid expenses	36,354	1,765

TOTAL CURRENT ASSETS	1,553,256	190,424

PROPERTY AND EQUIPMENT
Computer equipment	30,891	15,679
Less: accumulated depreciation	7,425	6,244
	23,466	9,435

OTHER ASSETS
Deposit	28,211	2,667
Patents and trademarks, net of accumulated amoritization of
$2,676 and $1,622	151,917	78,013
	180,128	80,680

TOTAL ASSETS	$1,756,850	$280,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$684,993	$358,513
Notes payable, net of discount of $28,454 and $65,560	171,546	284,440

TOTAL CURRENT LIABILITIES	856,539	642,953

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at March 31, 2012 and
December 31, 2011	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
74,894,709 and 66,871,422 shares issued and outstanding at
March 31, 2012 and December 31, 2011	7,489	6,687

Additional paid in capital	9,872,081	7,065,247

Deficit accumulated during the development stage	(8,979,259)	(7,434,348)

STOCKHOLDERS' EQUITY (DEFICIT)	900,311	(362,414)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,756,850	$280,539

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to March 31, 2012
(Unaudited)

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2012	2011

SALES	$5,094	$1,168	$326

OPERATING EXPENSES
General and administrative	1,090,851	341,178	125,945
Consulting (a)	3,754,081	641,849	328,095
Payroll (b)	640,870	206,976	16,733
Professional fees	1,170,171	144,913	103,449
Research and development	913,690	86,606	77,726
Travel	939,578	87,768	70,927
Total operating expenses	8,509,241	1,509,290	722,875

OTHER INCOME (EXPENSE)
Interest income	3,268	317	1,045
Interest expense (c)	(478,380)	(37,106)	-
	(475,112)	(36,789)	1,045

NET LOSS	$(8,979,259)	$(1,544,911)	$(721,504)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		70,042,470	65,371,422

(a)	-	includes share-based compensation of $2,146,794 cumulative $348,836 ($297,500 accrued for consultant settlement) and $117,993 for the three months ended March 31, 2012 and 2011.
(b)	-	includes share-based compensation of $468,713 cumulative, $38,650 and $16,733 for the three months ended March 31, 2012 and 2011.
(c)	-
includes amortization of deferred costs of $78,243 cumulative, and $0 for the three months ended March 31, 2012 and 2011. Also includes
$397,639 accretion of discount on notes payable cumulative, and $37,104 and $0 for the three months ended March 31, 2012 and 2011.

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
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

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception)

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	27,899	-	27,899
Net loss	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	82,650	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	499,875	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	20,930	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	3,146	-	3,146
Nonemployee options issued for services on January 24, 2011, vested immediately and valued at $.20 per share	-	-	46,019	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	52,243	-	52,243
Net loss	-	-	-	(2,724,796)	(2,724,796)

Balance December 31, 2011 (Audited)	66,871,422	6,687	7,065,247	(7,434,348)	(362,414)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception)

				Deficit
	Common			Accumulated
	Stock		Additional	During the
	Number of		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Issuance of shares of common stock and 4,011,644 warrants through March 31, 2012 through private placement at $.70 per unit	8,023,287	802	2,744,848	-	2,745,650
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	951	-	951
Nonemployee options issued for services from January 17, 2012 through March 31, 2012, vested immediately and valued from $.16 to $.19 per share	-	-	50,385	-	50,385
Employee options issued for services on January 1, 2012 through March 31, 2012, vesting over three years and valued at $.11 to $.21 per share	-	-	38,650	-	38,650
Stock issuance costs	-	-	(28,000)	-	(28,000)
Net loss	-	-	-	(1,544,911)	(1,544,911)

Balance March 31, 2012 (Unaudited)	74,894,709	7,489	9,872,081	(8,979,259)	900,311

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to March 31, 2012

		Three Months	Three Months
	Cumulative	Ended	Ended
	Since	March 31,	March 31,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,979,259)	$(1,544,911)	$(721,504)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	-	88,601
Fair value of options issued in exchange for services	794,783	89,986	46,125
Fair value of stock issued in exchange for services	1,429,427	-	-
Amortization of deferred costs	78,243	-	-
Accretion of discount on notes payable	397,640	37,105	-
Depreciation and amortization	10,101	2,235	649
Provision for bad debt	42,768	-	-
(Increase) decrease in assets
Accounts receivable	(2,748)	(248)	(326)
Other receivable	(42,768)	-	-
Prepaid expenses	(36,354)	(34,589)	5,294
Deposits	(28,211)	(25,544)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	684,993	326,480	13,635

Net cash used in operating activities	(5,562,784)	(1,149,486)	(567,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(30,890)	(15,212)	-
Patent and Trademark costs	(154,593)	(74,957)	-

Net cash used in investing activities	(185,483)	(90,169)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	747,500	-	-
Repayment of note payable - stockholders	(547,500)	(150,000)	-
Proceeds from notes payable	75,000	-	-
Proceeds from issuance of common stock	6,274,707	2,745,650	-
Proceeds from exercise of options	360,000	-	-
Proceeds from exercise of warrants	445,714	-	-
Stock issuance costs	(93,000)	(28,000)	-

Net cash provided by financing activities	7,262,421	2,567,650	-

NET INCREASE IN CASH AND
CASH EQUIVALENTS	1,514,154	1,327,995	(567,526)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	186,159	1,574,448

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,514,154	$1,514,154	$1,006,922

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Fair value of common stock issued as discount for notes payable	$400,744	$-	$-

Conversion of notes payable into common stock	$75,000	$-	$-

Fair value of warrants issued as discount for notes payable	$20,930	$-	$-

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  The Company initially concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who the Company believes will assist in developing the Platform and meet the business goals, conducting market research regarding the MMOG industry and the Platform and planned MMOGs, and other pre-marketing activities. Commencing in the fourth quarter of 2010, in light of the Company’s belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company  has refocused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner.  The Company has developed and introduced the Virtual Piggy product to the marketplace and is attempting to develop and introduce the ParentMatch product to the marketplace in 2013 to 2014.

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Virtual Piggy, Inc.
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

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from Virtual Piggy and Virtual Parent at the time of the sale of the associated product.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of March 31, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2012, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Since our inception, the Company has focused on developing and implementing our business plan.  The Company has begun to pay salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company is currently in need of approximately $2.7 million of additional capital aside from what has been raised through March 31, 2012 to enable it to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  The Company intends to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed, or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Virtual Piggy service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to see significant revenue generated through this approach. Based on current rollout plans and projections, the Company expects to see significant revenue generated by this model by late 2013 or early 2014 and to be supplemented by the addition of new revenue models planned for late 2013.  Even if the Company is successful in raising sufficient capital to complete the development of the Virtual Piggy and ParentMatch products, the Company’s ability to continue in business as a viable going concern can only be achieved when revenues reach a level that sustains the business operations.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

If sufficient funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company has raised $2,717,650, net of stock issuance costs of $28,000 through a private placement from December 31, 2011 through March 31, 2012.  The Company also raised $3,727,579 through an additional private placement from April 5, 2012 through May 14, 2012.  In addition, on May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which such person committed to purchase $1 million of the Company's securities. An initial funding of $150,000 occurred on May 2, 2012 and the remaining $850,000 will be funded in a series of six closings, which will occur on the 1st day of each month commencing on June1, 2012 and continuing until November 1, 2012.

The Company is in the development stage at March 31, 2012.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the three months ended March 31, 2012 and 2011, there were capitalized patent costs of $74,957 and $0.  Amortization expense for patents was $1,054 and $0 for the three months ended March 31, 2012 and 2011.

NOTE 4 – NOTES PAYABLE

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consists of a non interest bearing demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  During the three months ended March 31, 2012 and 2011, $37,106 and $0 of interest was accreted on the notes payable.

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable was repaid.

On April 26, 2012, the remaining balance of the notes payable of $175,000 was converted into 564,516 shares of the Company’s common stock and warrants to purchase 282,258 shares of the Company’s common stock.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2012 and 2011.

As of January 1, 2012, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2012 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2012, and there was no accrual for uncertain tax positions as of March 31, 2012.  Tax years from 2008 through 2011 remain subject to examination by major tax jurisdictions.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 5 - INCOME TAXES (Continued)

There is no income tax benefit for the losses for the three months ended March 31, 2012 and 2011, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Virtual Piggy, Inc.
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

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.80 per unit.  During December 2011, the Company sold 625,000 units and raised $500,000.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.

During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2012, 12,960,000 options have been issued and are unexercised, and 3,040,000 options that are available to be issued under the Plan.  Of the 12,960,000 options that have been issued and are unexercised, 10,415,000 options were granted to employees or persons who later became employees and 2,545,000 options were granted to non-employees.

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

On January 2, 2012, the Company issued an employee an option to purchase 250,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $51,692 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.2%, risk free interest rate of 0.9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

On January 27, 2012, the Company issued an employee an option to purchase 30,000 shares of the Company’s common stock at $.52 per share.  These options have been valued at $3,718, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.4%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed over the three year vesting term.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On February 28, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $3,120, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

On March 2, 2012, the Company issued an employee an option to purchase 250,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $33,975, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.9%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed immediately.

On March 5, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $2,680, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

On March 31, 2012, the Company issued options to purchase an aggregate of 4,010,000 shares of the Company’s common stock to seven employees at $.65 per share.  These options have been valued at $639,998, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 26.8%, risk free interest rate of .51% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Cumulatively and for the three months ended March 31, 2012 and 2011, the Company expensed $464,713, $38,650 and $16,733 relative to employee options/warrants granted.  As of March 31, 2012, there was $816,345 of unrecognized compensation expense related to employee non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

A summary of incentive stock option/warrant transactions for employees from February 11, 2008 (date of inception) to March 31, 2012 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	$.90 to $1.00	$0.83
Exercised	(1,000,000)	0.04	0.04
Terminated	(2,000,000)	1.00	1.00

Outstanding, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Granted	625,000	$0.60	$0.60
Reclassified from non-employee	7,742,858	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	9,467,858	$.04 to .90	$0.14

Granted	4,790,000	$.50 to $.65	$0.20
Reclassified from non-employee	25,000	0.60	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March 31, 2012	14,282,858	$.04 to .90	$0.33

Exercisable, March 31, 2012	9,942,858	$.04 to $.90	$0.20

Weighted Average Remaining Life,
Exercisable, March 31, 2012 (years)	1.9

Virtual Piggy, Inc.
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

On August 20, 2010, the Company issued the Chief Financial Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $2,012, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 36.7%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

On September 13, 2010, the Company issued the Chief Executive Officer an option to purchase 250,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $1,676, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

On September 13, 2010, the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $670, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 35.2%, risk free interest rate of 1.5% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

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

On July 1, 2011, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.91 per share.  These options have been valued at $19,234, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8%, risk free interest rate of 1.80% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On July 22, 2011, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $4,150, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 38.0%, risk free interest rate of 1.53% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

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

On August 15, 2011, the Company issued a consultant an option to purchase 150,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $27,273, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55.8%, risk free interest rate of .99% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

On January 17, 2012, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $31,437, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 28.0%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed immediately.

On March 31, 2012, the Company issued two consultants options to purchase an aggregate of 100,000 shares of the Company’s common stock at $.65 per share.  These options have been valued at $18,947, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed immediately.

Cumulatively and for the three months ended March 31, 2012 and 2011, the Company expensed $2,146,794, $348,836 and $117,993 relative to non-employee options granted.  As of March 31, 2012, there was $1,268 of unrecognized compensation expense related to non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to March 31, 2012 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	100,000	$0.65	$0.01
Reclassified to employee	(25,000)	0.60	-
Exercised	-	-	-
Expired	-	-	-

Outstanding, March31, 2012	3,259,286	$0.04 to $2.30	$0.76

Exercisable, March 31, 2012	3,259,286	$0.04 to $2.30	$0.76

Weighted Average Remaining Life,
Exercisable, March 31, 2012 (years)	3.1

Virtual Piggy, Inc.
(A Development Stage Company)
Notes to Financial Statements
NOTE 8 – OPERATING LEASES

For the three months ended March 31, 2012 and 2011, total rent expense under leases amounted to $8,803 and $8,603.  At March 31, 2012, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2012	$34,934

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three months ended March 31, 2012 and 2011, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $64,106 and $44,764 were incurred and reimbursed during the three months ended March 31, 2012 and 2011.

During the three months ended March 31, 2012 and 2011, a marketing company owned by the Secretary and his spouse was paid $14,560 and $0.

During the three months ended March 31, 2012 and 2011, the certified public accounting firm owned by the Chief Financial Officer was paid $16,750 and $23,425 for accounting services.

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2012, the Company issued a company owned by the former manager of corporate development an option to purchase 250,000 shares of the Company’s common stock at $.70 per share.  These options have been valued at $43,028, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance. Options granted are expensed over one year.

On April 2, 2012, the Company entered into a settlement agreement with a former consultant of the Company. In connection with the settlement, the Company made a settlement payment to the consultant of $30,000 and issued the consultant 350,000 shares of the Company’s common stock, which were valued at $297,500, fair value.  These amounts were accrued as of March 31, 2012.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants will be sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to May 15, 2012, the Company sold 5,325,113 units and raised $3,727,579.

On April 10, 2012, a company owned by the Secretary and his wife exercised 250,000 options which raised proceeds of $10,000.

In April 2012, the Company issued six employees options to purchase an aggregate of 60,000 shares of the Company’s common stock at exercise prices ranging from $.65 to $.97 per share.  These options were valued at $12,635 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 26.9% to 30.9%, risk free interest rate of .39% to .51% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

On May 2, 2012 the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.

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

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through March 31, 2012, we have concentrated our efforts on developing a business plan which is designed to allow us to create our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the industry and our Platform, and other pre-marketing activities.

We are a technology development company that delivers an online security platform, which we refer to as the “Platform.”  The Platform is currently composed of three separate products and is designed for the management of the “Under 18” age group’s online experience.  Our overarching mission is to deliver solutions to meet the exponential growth of the “Under 18” age group transacting in the global online market.  Our Platform is designed to enable online businesses to interact with “tweens” or children between the ages of 8-14 in compliance with the Children’s Online Privacy Protection Act (“COPPA”), and other similar international children’s privacy laws.

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

We are planning the release of ParentMatch and Parent Playback in 2013-2014 to line up with our international marketing campaign of Virtual Piggy.  These technologies are currently in the design and prototyping phases, but we expect that they will be developed and released as a single application that provides both sets of functionality.  Our plan is to market this technology to customers of our Virtual Piggy platform and the mobile market.

The last component of our solution is Age Verification Service.  We expect to complete the design and development of Age Verification in 2014.  This service is still in the design phase and, therefore, our commercialization strategy for this service is still in the preliminary stages and has yet to be finalized.

We are seeking additional funds to help fund the operations and in particular the planned marketing programs.  We are relocating our headquarters to the Los Angeles, California area where a significant number of our merchants have their global headquarters.  We have retained a public relations agency in the Los Angeles area – Bender Helper Impact to help us with our public relations and consumer outreach campaigns.

As of May 15, 2012, we have approximately $4.1 million in cash on hand. Our ability to execute on our current plan was dependent on raising approximately $5,000,000 to $6,000,000 of additional capital, of which we have raised $7,070,229 net of stock issuance costs of $28,000 since December 16, 2011.  Even though we have raised the capital that we have projected we need to implement our plan, future unanticipated events may occur that require the Company to raise additional capital; and/or achieve profitable operations.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based.

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

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Virtual Piggy service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to see significant revenue generated through this approach. Based on current rollout plans and projections, the Company expects to see significant revenue generated by this model by late 2013 or early 2014 and to be supplemented by the addition of new revenue models planned for late 2013.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

The following discussion analyzes our results of operations for the three months ended March 31, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended March 31, 2012 and 2011

Lack of Revenue:    We are a development stage company and have not generated any significant revenue since our inception.  For the three months March 31, 2012 and 2011, we generated revenues of $1,168 and $326, an increase of $842.  During such time we devoted our efforts to formalizing our business plan, and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended March 31, 2012 and 2011:

a)  General and Administrative expenses: For the three months ended March 31, 2012 general and administrative expenses were $341,178, an increase of $215,233 from $125,945 for the three months ended March 31, 2011.  The increase resulted primarily from approximate increases in board fees of $25,000, employee benefits of $5,400, marketing of $132,900, meals and entertainment of $8,200, video and logo animation of $13,800, and website expense of $18,500.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b) Consulting Expense: For the three months ended March 31, 2012, consulting expenses were $641,849, an increase of $313,754 from $328,095 for the three months ended March 31, 2011.  This increase resulted primarily from a settlement entered into with a former consultant and from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)  Payroll Expenses: During the three months ended March 31, 2012, we incurred $206,796 of compensation expenses as compared to $16,733 for the three months ended March 31, 2011, an increase of $190,243.  The increase resulted from the hiring of eight employees as well as employee stock option grants during the three months ended March 31, 2011.

 d) Professional Fees: During the three months ended March 31, 2012, we incurred $144,913 of professional fees as compared to $103,449 for the three months ended March 31, 2011, an increase of $41,464.  The increase related primarily to legal and accounting fees associated with the private placements and option issuances.

e)  Research and Development:  During the three months ended March 31, 2012, we incurred $86,606 of research and development expenses as compared to $77,726 for the three months ended March 31, 2011, an increase of $8,880.  The increase was due to the development costs of our Virtual Piggy, ParentMatch and ParentPlayback applications.

f) Travel: For the three months ended March 31, 2012 travel expenses were $87,768, an increase of $16,841 from $70,927 for the three months ended March 31, 2011.  The expenses incurred were primarily associated with capital raising activities.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $4.1 million.

Net cash used in operating activities for the three months ended March 31, 2012 increased to $1,149,486 from $567,526 for the three months ended March 31, 2011 an increase of $581,960 as a result of expanded operations including marketing the Virtual Piggy product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities for the three months ended March 31, 2012 increased to $90,169 from $0 for the three months ended March 31, 2011.  The increase resulted from the purchase of computer equipment and costs of patents and trademarks.

Net cash provided by financing activities was $2,567,650 for the three months ended March 31, 2012, an increase of $2,567,650 from $0 for the three months ended March 31, 2011.  We repaid notes payable during the three months ended March 31, 2012, and completed one private placement.  Cash provided by investing activities during the three months ended March 31, 2012 consisted of the issuance of shares of commons stock and warrants.

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

During 2011, we commenced a private placement and raised $2,717,650 in proceeds, net of stock issuance costs of $28,000.

Since our inception, we have focused on developing and implementing our business plan.  We have not paid any salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  The Company is currently in need of approximately $2.7 million of additional capital aside from what has been collected through March 31, 2012 to enable it to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  The Company intends to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in raising sufficient capital in order to complete the marketing of our Virtual Piggy and development of our ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.7 million during the year ended December 31, 2010.  The Virtual Piggy product  was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2013. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and the ParentMatch product is developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and the ParentMatch product is developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of March 31, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 31, 2012, the Company granted options to purchase an aggregate of 100,000 shares of the Company’s common stock to two consultants. The options are exercisable at $0.65 per share for a term of five years.

The foregoing securities were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act without payment of commissions to any person. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

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

VIRTUAL PIGGY, INC.

Date: May 16, 2012	By:	/s/ Jo Webber
Jo Webber
Chief Executive Officer