Form 10-Q
period 2012-06-30
VIRTUAL PIGGY, INC.
filed 2012-08-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         ______________    to   ______________

Commission file number	000-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1221 Hermosa Avenue, Suite 210
Hermosa Beach, CA 90254
(Address of Principal Executive Offices) (Zip Code)

(310) 853-1949
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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  91,557,983 shares of common stock outstanding at August 14, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Company)

Financial Statements

June 30, 2012

Virtual Piggy, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,545,345	$186,159
Accounts Receivable	1,367	2,500
Prepaid expenses	16,000	1,765

TOTAL CURRENT ASSETS	4,562,712	190,424

PROPERTY AND EQUIPMENT
Computer equipment	39,913	15,679
Furniture and fixtures	43,247	-
	83,160	15,679
Less: accumulated depreciation	(10,347)	(6,244)
	72,813	9,435

OTHER ASSETS
Deposit	87,367	2,667
Patents and trademarks, net of accumulated amoritization of
$5,794 and $1,622	239,174	78,013
	326,541	80,680

TOTAL ASSETS	$4,962,066	$280,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$374,756	$358,513
Notes payable, net of discount of $0 and $65,560	-	284,440

TOTAL CURRENT LIABILITIES	374,756	642,953

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2012 and
December 31, 2011	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
91,307,983 and 66,871,422 shares issued and outstanding at
June 30, 2012 and December 31, 2011	9,131	6,687

Common stock subscribed	550,000	-

Common stock subscription receivable	(550,000)	-

Additional paid in capital	18,660,448	7,065,247

Deficit accumulated during the development stage	(14,082,269)	(7,434,348)

STOCKHOLDERS' EQUITY (DEFICIT)	4,587,310	(362,414)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,962,066	$280,539

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended June 30, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to June 30, 2012
(Unaudited)

		Three Months	Three Months	Six Months	Six Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	June 30,	June 30,	June 30,	June 30,
	Inception	2012	2011	2012	2011

SALES	$5,113	$19	$1,100	1,187	$1,426

OPERATING EXPENSES
General and administrative	1,621,069	530,218	108,994	871,396	234,939
Consulting (a)	7,296,188	3,538,276	321,695	4,180,125	649,790
Payroll (b)	1,284,800	647,761	-	854,737	16,733
Professional fees	1,267,570	97,399	82,608	242,312	186,057
Research and development	994,463	80,773	144,845	167,379	222,571
Travel	1,095,947	156,369	38,786	244,137	109,713
Total operating expenses	13,560,037	5,050,796	696,928	6,560,086	1,419,803

OTHER INCOME (EXPENSE)
Interest income	4,489	1,221	622	1,538	1,667
Interest expense (c)	(531,834)	(53,454)	-	(90,560)	-
	(527,345)	(52,233)	622	(89,022)	1,667

NET LOSS	$(14,082,269)	$(5,103,010)	$(695,206)	$(6,647,921)	$(1,416,710)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.06)	$(0.01)	$(0.09)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		84,681,306	65,404,755	77,332,126	65,388,089

(a)	-	includes share-based compensation of $5,502,590 cumulative, $3,322,708 and $3,671,544 for the three and six months ended June 30, 2012 and $50,148 and $168,141 for the three and six months ended June 30, 2011.
(b)	-	includes share-based compensation of $584,949 cumulative, $154,519 and $193,169 for the three and six months ended June 30, 2012 and $0 and $16,733 for the three and six months ended June 30, 2011.
(c)	-	includes amortization of deferred costs of $78,243 cumulative, and $0 for the three six months ended June 30, 2012 and 2011. Also includes $426,095 accretion of discount on notes payable cumulative, and $28,454 and $65,560 for the three and six months ended June 30, 2012 and $0 for the three and six months ended June 30, 2011.

Virtual Piggy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to June 30, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Issuance of initial 19,000,000 shares on February 11, 2008 at $.001 per share	19,000,000	$1,900	$-	$-	$17,100	$-	$19,000
Issuance of shares of common stock and 14,285,716 warrants in February 2008 through private placement at $.035 per unit	7,142,858	714	-	-	249,286	-	250,000
Employee options issued for services on March 3, 2008, vested immediately and valued at $.02 per share	-	-	-	-	8,825	-	8,825
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	107,859	-	107,859
Exercise of options on May 8, 2008 at $.04 per share	500,000	50	-	-	19,950	-	20,000
Issuance of shares of common stock and 614,286 warrants in May and September 2008 through private placement at $.75 per unit	6,642,858	665	-	-	231,835	-	232,500
Options issued for services in June 2008, vested immediately and valued at $.07 per share	-	-	-	-	395,467	-	395,467
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	918	-	918
Issuance of shares of common stock to investors in August 2008 at $1.00 per share	2,560	-	-	-	2,560	-	2,560
Exercise of options in September 2008 at $.04 per share	1,750,000	175	-	-	69,825	-	70,000
Exercise of warrants in September 2008 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Net loss	-	-	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	-	-	1,113,600	(983,886)	133,243

Exercise of options on January 26, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Issuance of shares of common stock on April 7, 2009 at $1.00 per share	400,000	40	-	-	399,960	-	400,000
Issuance of shares of common stock on June 29, 2009 valued at $2.00 per share	100,000	10	-	-	199,990	-	200,000
Exercise of options on July 30, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	10,462	-	10,462
Exercise of warrants on August 21, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of options on September 2, 2009 at $.04 per share	500,000	50	-	-	19,950	-	20,000
Issuance of shares of common stock on September 17, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	100,000
Issuance of shares of common stock for future services on October 9, 2009 valued at $1.00 per share	1,080,427	108	-	-	1,080,319	-	1,080,427
Issuance of shares of common stock on October 16, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	100,000
Exercise of warrants on October 22, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrants on December 2, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of options on December 10, 2009 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of warrants on December 31, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Stock issuance costs	-	-	-	-	(65,000)	-	(65,000)
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	37,506	-	37,506
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	636	-	636
Net loss	-	-	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	-	-	3,246,778	(3,220,362)	30,798

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to June 30, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total
Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	-	-	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	-	-	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	-	-	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	-	-	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	-	-	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	-	-	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	-	-	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	27,899	-	27,899
Net loss	-	-	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	-	-	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	-	-	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	-	-	82,650	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	-	-	499,875	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	-	-	20,930	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	3,146	-	3,146
Nonemployee options issued for services on January 24, 2011, vested immediately and valued at $.20 per share	-	-	-	-	46,019	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	52,243	-	52,243
Net loss	-	-	-	-	-	(2,724,796)	(2,724,796)

Balance December 31, 2011 (Audited)	66,871,422	6,687	-	-	7,065,247	(7,434,348)	(362,414)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to June 30, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total
Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,043	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 562,500 warrants through June 30, 2012 through private placement at $.80 per unit	1,125,000	113	-	-	449,887	-	450,000
Issuance of shares of common stock for services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	1,902	-	1,902
Nonemployee options issued for services from January through June 2012, vested immediately and valued from $.14 to $.42 per share	-	-	-	-	93,580	-	93,580
Employee options issued for services on January 2012 through June 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	74,915	-	74,915
Employee options issued for services on June 5, 2012, vesting immediately and valued at $.42 per share	-	-	-	-	84,279	-	84,279
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 687,500 units through private placement at $.80 per unit	-	-	550,000	(550,000)	-	-	-
Net loss	-	-	-	-	-	(6,647,921)	(6,647,921)

Balance June 30, 2012 (Unaudited)	91,307,983	$9,131	$550,000	$(550,000)	$18,660,448	$(14,082,269)	$4,587,310

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to June 30, 2012

		Six Months	Six Months
	Cumulative	Ended	Ended
	Since	June 30,	June 30,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,082,269)	$(6,647,921)	$(1,416,710)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	-	88,601
Fair value of options issued in exchange for services	959,474	254,677	47,273
Fair value of stock issued in exchange for services	5,039,464	3,610,037	49,000
Amortization of deferred costs	78,243	-	-
Accretion of discount on notes payable	426,095	65,560	-
Depreciation and amortization	16,140	8,274	1,665
Provision for bad debt	42,768	-	-
(Increase) decrease in assets
Accounts receivable	(1,367)	1,133	(425)
Other receivable	(42,768)	-	-
Prepaid expenses	(16,000)	(14,235)	5,589
Deposits	(87,367)	(84,700)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	399,756	41,243	(3,164)

Net cash used in operating activities	(7,179,230)	(2,765,932)	(1,228,171)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(83,159)	(67,481)	(2,699)
Patent and Trademark costs	(244,969)	(165,333)	(26,844)

Net cash used in investing activities	(328,128)	(232,814)	(29,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	747,500	-	-
Repayment of note payable - stockholders	(572,500)	(175,000)	-
Proceeds from notes payable	75,000	-	-
Proceeds from issuance of common stock	11,065,989	7,536,932	-
Proceeds from exercise of options	384,000	24,000	-
Proceeds from exercise of warrants	445,714	-	-
Stock issuance costs	(93,000)	(28,000)	-

Net cash provided by financing activities	12,052,703	7,357,932	-

NET INCREASE IN CASH AND
CASH EQUIVALENTS	4,545,345	4,359,186	(1,257,714)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	186,159	1,574,448

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,545,345	$4,545,345	$316,734

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$2,498	$-	$-

Fair value of common stock issued as discount for notes payable	$400,744	$-	$-

Conversion of notes payable into common stock	$250,000	$200,000	$-

Fair value of warrants issued as discount for notes payable	$20,930	$-	$-

Common stock subscription	$550,000	$550,000	$-

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

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, notes payable and accounts payable and accrued expenses.  The carrying value of cash, accounts receivable, notes payable and accounts payable and accrued expenses approximate fair value, because of their short maturity.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and six months ended June 30, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of June 30, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2012, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 2 – GOING CONCERN (Continued)

Since inception, the Company has focused on developing and implementing its business plan.  The Company has begun to pay salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Virtual Piggy service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to generate sufficient revenue to support operations.

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $2,717,650, net of stock issuance costs of $28,000 through a private placement of its equity securities from December 31, 2011 through March 31, 2012.  The Company also raised $4,341,282 through an additional private placement from April 5, 2012 through June 30, 2012 and has received commitments for an additional $1,100,000 through other private placements of which the Company has received $450,000 through June 30, 2012. An additional $100,000 was received in July and August 2012 and the remainder will be paid in $150,000 installments through October 1, 2012 with the remaining $100,000 being paid on November 1, 2012.

The Company is in the development stage at June 30, 2012.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the three and six months ended June 30, 2012, capitalized patent costs were $90,376 and $165,333 and for the three and six months ended June 30, 2011, capitalized patent costs were $26,843.  Amortization expense for patents was $3,117 and $4,171 for the three and six months ended June 30, 2012 and $232 for the three and six months ended June 30, 2011.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 4 – NOTES PAYABLE

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consists of a demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share and a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  During the three and six months ended June 30, 2012, $28,454 and $65,560 of interest was accreted on the notes payable.

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable was repaid.

On April 26, 2012, the remaining balance of the notes payable of $175,000 and accrued interest was converted into 571,428 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2012 and 2011.

As of January 1, 2012, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2012 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2012, and there was no accrual for uncertain tax positions as of June 30, 2012.  Tax years from 2008 through 2011 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the six months ended June 30, 2012 and 2011, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831 units and raised $4,341,282.

On April 2, 2012, the Company entered into a settlement agreement with a former consultant of the Company. In connection with the settlement, the Company made a settlement payment to the consultant of $30,000 and issued the consultant 350,000 shares of the Company’s common stock, which were valued at $297,500, fair value, or $.85 per share.

On April 10, 2012, a company owned by the Secretary and his wife exercised 250,000 options which raised proceeds of $10,000.

On May 2, 2012 the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company has received $450,000 as of June 30, 2012 under this agreement with the remaining $550,000 payable in monthly installments of $150,000 through October 1, 2012 with the final installment of $100,000 due November 1, 2012.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance.

On May 25, 2012, an investor exercised 350,000 options which raised proceeds of $14,000.

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2012, 13,160,000 options have been issued and are unexercised, and 2,240,000 options that are available to be issued under the Plan.  Of the 13,160,000 options that have been issued and are unexercised, 11,050,000 options were granted to employees or persons who later became employees and 2,110,000 options were granted to non-employees.

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

On March 31, 2012, the Company issued five employees, options to purchase 4,010,000 shares in the aggregate of the Company’s common stock at $.65 per share.  These options have been valued at $759,810, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In April 2012, the Company issued six employees options to purchase an aggregate of 80,000 shares of the Company’s common stock at exercise prices ranging from $.65 to $.97 per share.  These options were valued at $17,310 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.2% to 33.4%, risk free interest rate of .82% to 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In June 2012, the Company issued three employees and one board member options to purchase an aggregate of 470,000 shares of the Company’s common stock at exercise prices ranging from $1.53 to $1.82 per share.  These options were valued at $217,293, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.3% to 35.5%, risk free interest rate of .68% to .72% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

Cumulatively and for the three and six months ended June 30, 2012, the Company expensed $584,949, $154,519 and $154,886 and for the three and six months ended June 30, 2011, the Company expensed $0 and $16,733 relative to employee options/warrants granted.  As of June 30, 2012, there was $896,429 of unrecognized compensation expense related to employee non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of stock option/warrant transactions for employees from February 11, 2008 (date of inception) to June 30, 2012 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	(0.04)
Terminated	(2,000,000)	1.00	(0.65)

Outstanding, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Granted	625,000	0.60	0.04
Reclassified from non-employee	7,742,858	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	4,890,000	.50 to 1.82	$0.26
Issued under Private Placement	912,286	0.50	$0.02
Reclassified from non-employee	810,000	0.60 to .65	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, June 30, 2012	15,830,144	$.04 to $1.82	$0.39

Exercisable, June 30, 2012	11,140,144	$.04 to $1.67	$0.27

Weighted Average Remaining Life,
Exercisable, June 30, 2012 (years)	1.7

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

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

On January 2, 2012, the Company issued a consultant an option to purchase 250,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $51,692 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.2%, risk free interest rate of 0.9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

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

On March 31, 2012, the Company issued two consultants options to purchase 100,000 shares in the aggregate of the Company’s common stock at $.65 per share.  These options have been valued at $18,947, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed immediately.

On April 1, 2012, the Company issued a company owned by the former manager of corporate development an option to purchase 250,000 shares of the Company’s common stock at $.70 per share pursuant to an agreement that also required a cash payment of $150,000.  These options have been valued at $43,028, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance. Options granted are being expensed through May 31, 2013, the term of the agreement.

Cumulatively and for the three and six months ended June 30, 2012, the Company expensed $760,626, $10,171 and $61,507 and for the three and six months ended June 30, 2011, the Company expensed $1,148 and $135,874 relative to non-employee options/warrants granted.  As of June 30, 2012, there was $34,124 of unrecognized compensation expense related to non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to June 30, 2012 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	800,000	0.65	0.08
Issued under Private Placement	11,698,744	$0.50 to 1.00	0.03
Reclassified to employee	(810,000)	0.60 to .65	-
Exercised	(350,000)	0.04	-
Expired	-	-	-

Outstanding, June 30, 2012	14,523,030	$0.04 to $2.30	$0.58

Exercisable, June 30, 2012	14,523,030	$0.04 to $2.30	$0.58

Weighted Average Remaining Life,
Exercisable, June 30, 2012 (years)	2.0

Virtual Piggy, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 8 – OPERATING LEASES

For the three and six months ended June 30, 2012, total rent expense under leases amounted to $49,946 and $58,749, and for the three and six months ended June 30, 2011 total rent expense under leases amounted to $8,736 and $17,339.  At June 30, 2012, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2012	$76,300
2013	69,525
2014	66,970
2015	28,445
$241,240

NOTE 9 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three and six months ended June 30, 2012 and 2011, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $75,223 and $57,276 were incurred and reimbursed during the six months ended June 30, 2012 and 2011.

During the six months ended June 30, 2012 and 2011, a marketing company owned by the Secretary and his spouse was paid $14,560 and $0.

During the six months ended June 30, 2012 and 2011, the certified public accounting firm owned by the Chief Financial Officer was paid $54,375 and $44,025 for accounting services.

NOTE 10 – SUBSEQUENT EVENTS

On July 5, 2012, the Company commenced a private placement of up to $100,000 consisting of up to 125,000 units of the Company’s common stock and warrants to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $.50 per share with a term of two years (“Series A Warrants”) and warrants to purchase up to 62,500 at an exercise price of $1.00 per share with a term of three years (“Series B Warrants”).  The shares and warrants will be sold in units with each unit comprised of two shares and one Series A warrant and one Series B warrant at a purchase price of $.80 per unit.  As of August 8, 2012, the Company has received gross proceeds of $100,000 under this private placement.

In July 2012, the Company issued one employee and one board member options to purchase an aggregate of 115,000 shares of the Company’s common stock at exercise prices ranging from $1.23 to $1.55 per share.  These options were valued at $45,866, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.3% to 32.9%, risk free interest rate of .61% to .64% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

Virtual Piggy, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 10 – SUBSEQUENT EVENTS (Continued)

In August 2012, the Company issued one employee and one board member options to purchase an aggregate of 250,000 shares of the Company’s common stock at exercise prices ranging from $1.11 to $1.26 per share.  These options were valued at $86,169, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.1% to 30.5%, risk free interest rate of .61% to .65% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, and “Item 2 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

We were incorporated in Delaware in February 2008. We are a development stage company and have had limited business operations. For the period from inception through June 30, 2012, we have concentrated our efforts on developing a business plan which is designed to allow us to create our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the industry and our Platform, and other pre-marketing activities.

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

We continue to seek additional funds to help fund the operations and in particular the planned marketing programs.  We have relocated our headquarters to the Los Angeles, California area where a significant number of our merchants have their global headquarters.  We have retained a public relations agency in the Los Angeles area – Bender Helper Impact to help us with our public relations and consumer outreach campaigns.

As of August 14, 2012, we have approximately $4,023,000 in cash on hand. Our ability to execute our current plan is dependent on generating sufficient revenue to support our cost structure.  We have raised approximately $7.5 million through private placements of our equity securities from December 31, 2011 through June 30, 2012.  Subsequent to June 30, 2012, we have received subscriptions for an additional $650,000 through July 31, 2012.  We are utilizing our cash to execute the marketing program for Virtual Piggy, to pay general and administrative expenses and commitments continue development of our other products.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based.

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

Our current monetization model is to derive a percentage of all revenues generated by online merchants using the Virtual Piggy service. Merchants are billed at the end of each month for all transactions that have been processed by us on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, we expect to generate sufficient revenue to support operations. Based on current rollout plans and projections, we expect to generate significant revenue by late 2013 or early 2014.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

The following discussion analyzes our results of operations for the three months ended June 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended June 30, 2012 and 2011

Lack of Revenue:    We are a development stage company and have not generated any significant revenue since our inception.  For the three months June 30, 2012 and 2011, we generated revenues of $19 and $1,100, respectively.  During such time we devoted our efforts to integrating our platform with larger merchants, formalizing our business plan, and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended June 30, 2012 and 2011:

a)     General and Administrative Expenses: For the three months ended June 30, 2012 general and administrative expenses were $530,218, an increase of $421,224 from $108,994 for the three months ended June 30, 2011.  The increase resulted primarily from increases in board fees of approximately $30,000, employee benefits of approximately $45,000, marketing of approximately $76,000, meals and entertainment of approximately $14,000, moving expenses of approximately $6,000, office expenses of approximately $22,000, recruiting fees of approximately $164,000, rent of approximately $41,000, telephone expense of approximately $5,000 and website expense of approximately $18,000.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b)     Consulting Expense: For the three months ended June 30, 2012, consulting expenses were $3,538,276, an increase of $3,216,581 from $321,695 for the three months ended June 30, 2011.  This increase resulted primarily from the settlement of a dispute relating to a marketing agreement and from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)     Payroll Expenses: During the three months ended June 30, 2012, we incurred $647,761 of compensation expenses as compared to $0 for the three months ended June 30, 2011, an increase of $647,761.  The increase resulted from the hiring of eleven employees, as well as employee stock option grants during the three months ended June 30, 2012.

 d)    Professional Fees: During the three months ended June 30, 2012, we incurred $97,399 of professional fees as compared to $82,608 for the three months ended June 30, 2011, an increase of $14,791.  The increase related primarily to legal and accounting fees associated with the private placements and option issuances.

e)     Research and Development:  During the three months ended June 30, 2012, we incurred $80,773 of research and development expenses as compared to $144,845 for the three months ended June 30, 2011, a decrease of $64,072.  The decrease was due to the reversal of accrued expenses of approximately $70,000.

f)     Travel: For the three months ended June 30, 2012, travel expenses were $156,369, an increase of $117,583 from $38,786 for the three months ended June 30, 2011.  The expenses incurred were primarily associated with capital raising marketing activities.

g)     Interest: For the three months ended June 30, 2012, interest expense was $53,434, an increase of $53,434 from $0 for the three months ended June 30, 2011.  Interest expense related to interim financing until the private placements could be completed.

Comparison of the Six Months Ended June 30, 2012 and 2011

The following discussion analyzes our results of operations for the six months ended June 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Six Months Ended June 30, 2012 and 2011

Lack of Revenue:    We are a development stage company and have not generated any significant revenue since our inception.  For the six months June 30, 2012 and 2011, we generated revenues of $1,187 and $1,426, respectively.  During such time we devoted our efforts to integrating our platform with larger merchants, formalizing our business plan, and raising initial capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the six months ended June 30, 2012 and 2011:

a)     General and Administrative Expenses: For the six months ended June 30, 2012 general and administrative expenses were $871,396, an increase of $636,457 from $234,939 for the six months ended June 30, 2011.  The increase resulted primarily from increases in board fees of approximately $55,000, employee benefits of approximately $51,000, marketing of approximately $210,000, meals and entertainment of approximately $22,000, miscellaneous expenses of approximately $21,000, moving expenses of approximately $10,000, office expenses of approximately $25,000, recruiting fees of approximately $165,000, rent of approximately $41,000, and website expense of approximately $36,000.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b)     Consulting Expense: For the six months ended June 30, 2012, consulting expenses were $4,180,125, an increase of $3,530,335 from $649,790 for the three months ended June 30, 2011.  This increase resulted primarily from the settlement of a dispute related to a marketing agreement and from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)     Payroll Expenses: During the six months ended June 30, 2012, we incurred $854,737 of compensation expenses as compared to $16,733 for the six months ended June 30, 2011, an increase of $838,004.  The increase resulted from the hiring of nineteen employees, as well as employee stock option grants during the six months ended June 30, 2012.

 d)    Professional Fees: During the six months ended June 30, 2012, we incurred $242,312 of professional fees as compared to $186,057 for the six months ended June 30, 2011, an increase of $56,255.  The increase related primarily to legal and accounting fees associated with the private placements and option issuances.

e)     Research and Development:  During the six months ended June 30, 2012, we incurred $167,379 of research and development expenses as compared to $222,571 for the six months ended June 30, 2011, a decrease of $55,192.  The decrease was due to the reversal of accrued expenses of approximately $70,000.

f)      Travel: For the six months ended June 30, 2012 travel expenses were $244,137, an increase of $134,424 from $109,713 for the six months ended June 30, 2011.  The expenses incurred were primarily associated with capital raising and marketing activities.

g)     Interest: For the six months ended June 30, 2012, interest expense was $90,560, an increase of $90,560 from $0 for the six months ended June 30, 2011.  Interest expense related to interim financing until the private placements could be completed.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of $4,023,000.

Net cash used in operating activities for the six months ended June 30, 2012 was $2,765,932 as compared to $1,228,171 for the six months ended June 30, 2011 an increase of $1,537,761. The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities for the six months ended June 30, 2012 was $232,814 as compared to $29,543 for the six months ended June 30, 2011, an increase of $203,271.  The increase resulted from the purchase of  equipment and costs of patents and trademarks.

Net cash provided by financing activities was $7,357,932 for the six months ended June 30, 2012, an increase of $7,357,932 from $0 for the six months ended June 30, 2011.  We repaid notes payable of $175,000 during the six months ended June 30, 2012, and completed two private placements.  Cash provided by investing activities during the six months ended June 30, 2012 consisted of the issuance of shares of commons stock and warrants, net of issuance costs of $28,000, and the exercise of options.

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

During 2010, we received aggregate proceeds of $160,000 and $240,000 from the exercise of options and warrants to purchase an aggregate of 4,000,000 and 6,892,858 shares of our common stock, respectively.

During 2010, we issued a series of unsecured promissory notes to certain investors in the aggregate principal amount of $342,500.  All of the notes were repaid in 2010 either with cash, shares of common stock, or a combination of cash and shares of common stock.

During 2011, we issued a series of unsecured promissory notes to certain investors, in the aggregate principal amount of $300,000.

During 2011, we commenced a private placement of our equity securities and raised $2,717,650 in proceeds in 2012, net of stock issuance costs of $28,000.

During 2012, we commenced a series of private placements of our equity securities and have raised $4,891,282 in proceeds, through July 31, 2012.  We have commitments for an additional $550,000 related to one of these private placements.

Since our inception, we have focused on developing and implementing our business plan.  We have begun to pay  salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of our Virtual Piggy and development of our ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.5 million from December 31, 2011 through June 30, 2012.  The Virtual Piggy product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2013. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and the ParentMatch product is developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and the ParentMatch product is developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of June 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 2, 2012, the Company entered into a settlement agreement with a former consultant of the Company. In connection with the settlement, the Company issued the consultant 350,000 shares of the Company’s common stock, which were valued at $297,500, fair value, or $.85 per share.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  As previously reported in the Current Report on Form 8-K filed by the Company on May 4, 2012, the Company issued and sold 1,798,457.5 Units in consideration of gross cash proceeds of $1,263,902 from April 5, 2012 through May 2, 2012. From May 3, 2012 to June 30, 2012, the Company sold an additional 4,403,373.5 Units in consideration of gross cash proceeds of $3,077,380. As a result, as of June 30, 2012, the Company sold an aggregate of 6,201,831 units and raised $4,341,282.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,184 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share.

The foregoing securities were sold to a limited number of accredited investors, without registration under the Securities Act of 193, as amended (the “Securities Act”), in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder without payment of commissions to any person. The securities may not be transferred or sold absent registration under the Securities Act or the availability of an applicable exemption therefrom.

ITEM 6.	EXHIBITS.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.

Date:	August 14, 2012	By:	/s/ Jo Webber
Jo Webber
Chief Executive Officer