Form 10-Q
period 2012-09-30
VIRTUAL PIGGY, INC.
filed 2012-11-07
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         ______________    to   ______________

Commission file number:	000-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  92,307,983 shares of common stock outstanding at November 7, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Financial Statements
September 30, 2012

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,119,056	$186,159
Accounts Receivable	1,375	2,500
Prepaid expenses	25,500	1,765

TOTAL CURRENT ASSETS	3,145,931	190,424

PROPERTY AND EQUIPMENT
Computer equipment	63,524	15,679
Furniture and fixtures	46,130	-
	109,654	15,679
Less: accumulated depreciation	(14,516)	(6,244)
	95,138	9,435

OTHER ASSETS
Deposit	64,900	2,667
Patents and trademarks, net of accumulated amoritization of
$9,168 and $1,622	268,856	78,013
	333,756	80,680

TOTAL ASSETS	$3,574,825	$280,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$382,575	$358,513
Notes payable, net of discount of $0 and $65,560	-	284,440

TOTAL CURRENT LIABILITIES	382,575	642,953

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at September 30, 2012 and
December 31, 2011	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
92,307,983 and 66,871,422 shares issued and outstanding at
September 30, 2012 and December 31, 2011	9,231	6,687

Common stock subscribed	250,000	-

Common stock subscription receivable	(250,000)	-

Additional paid in capital	19,284,022	7,065,247

Deficit accumulated during the development stage	(16,101,003)	(7,434,348)

STOCKHOLDERS' EQUITY (DEFICIT)	3,192,250	(362,414)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,574,825	$280,539

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to September 30, 2012
(Unaudited)

		Three Months	Three Months	Nine Months	Nine Months
	Cumulative	Ended	Ended	Ended	Ended
	Since	September 30,	September 30,	September 30,	September 30,
	Inception	2012	2011	2012	2011

SALES	$5,121	$8	$1,700	1,195	$3,126

OPERATING EXPENSES
General and administrative	1,448,910	320,052	56,487	871,823	194,840
Consulting	7,538,304	242,116	297,417	4,422,241	947,207
Marketing	635,695	143,484	7,600	463,109	104,186
Payroll	2,171,015	886,215	-	1,740,952	16,733
Professional fees	1,386,294	118,724	79,526	361,036	265,583
Research and development	1,183,180	188,717	185,167	356,096	407,738
Travel	1,217,291	121,344	15,960	365,481	125,673
Total operating expenses	15,580,689	2,020,652	642,157	8,580,738	2,061,960

OTHER INCOME (EXPENSE)
Interest income	6,399	1,910	50	3,448	1,717
Interest expense	(531,834)	-	(1,418)	(90,560)	(1,418)
	(525,435)	1,910	(1,368)	(87,112)	299

NET LOSS	$(16,101,003)	$(2,018,734)	$(641,825)	$(8,666,655)	$(2,058,535)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.02)	$(0.01)	$(0.11)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		91,599,649	65,483,922	82,087,967	65,453,366

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to September 30, 2012

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
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to September 30, 2012

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to September 30, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 937,500 warrants through September 30, 2012 through private placement at $.80 per unit	1,875,000	187	-	-	749,813	-	750,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Issuance of shares of common stock and 187,500 warrants on July 31, 2012 through private placement at $.80 per unit	250,000	25	-	-	99,975	-	100,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	2,219
Nonemployee options issued for services from January through September 2012, vested immediately and valued from $.14 to $.42 per share	-	-	-	-	235,349	-	235,349
Employee options issued for services on January 2012 through September 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	156,503	-	156,503
Employee options issued for services on June 5, 2012, vesting immediately and valued at $.42 per share	-	-	-	-	84,279	-	84,279
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 312,500 units through private placement at $.80 per unit	-	-	250,000	(250,000)	-	-	-
Net loss	-	-	-	-	-	(8,666,655)	(8,666,655)

Balance September 30, 2012 (Unaudited)	92,307,983	9,231	250,000	(250,000)	19,284,022	(16,101,003)	3,192,250

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to September 30, 2012

		Nine Months	Nine Months
	Cumulative	Ended	Ended
	Since	September 30,	September 30,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,101,003)	$(8,666,655)	$(2,058,535)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	-	88,601
Fair value of options issued in exchange for services	1,183,147	478,350	99,945
Fair value of stock issued in exchange for services	4,741,964	3,312,537	49,000
Amortization of deferred costs	78,243	-	-
Accretion of discount on notes payable	426,095	65,560	1,418
Depreciation and amortization	23,684	15,818	2,754
Provision for bad debt	42,768	-	-
(Increase) decrease in assets
Accounts receivable	(1,375)	1,125	(1,700)
Other receivable	(42,768)	-	-
Prepaid expenses	(25,500)	(23,735)	15,882
Deposits	(64,900)	(62,233)	-
Increase in liabilities
Accounts payable and accrued expenses	705,074	346,561	142,097

Net cash used in operating activities	(8,945,970)	(4,532,672)	(1,660,538)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(109,653)	(93,975)	(2,699)
Patent and Trademark costs	(278,024)	(198,388)	(41,179)

Net cash used in investing activities	(387,677)	(292,363)	(43,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	747,500	-	-
Repayment of note payable - stockholders	(572,500)	(175,000)	-
Proceeds from notes payable	75,000	-	150,000
Proceeds from issuance of common stock	11,465,989	7,936,932	-
Proceeds from exercise of options	384,000	24,000	-
Proceeds from exercise of warrants	445,714	-	-
Stock issuance costs	(93,000)	(28,000)	-

Net cash provided by financing activities	12,452,703	7,757,932	150,000

NET INCREASE IN CASH AND
CASH EQUIVALENTS	3,119,056	2,932,897	(1,554,416)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	186,159	1,574,448

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,119,056	$3,119,056	$20,032

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$2,498	$-	$-

Fair value of common stock issued as discount for notes payable	$483,409	$-	$-

Conversion of notes payable into common stock	$275,000	$200,000	$-

Fair value of warrants issued as discount for notes payable	$20,930	$-	$-

Common stock subscription	$250,000	$250,000	$-

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.  The Company initially concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who the Company believes will assist in developing the Platform and meet the business goals, conducting market research regarding the MMOG industry and the Platform and planned MMOGs, and other pre-marketing activities. Commencing in the fourth quarter of 2010, in light of the Company’s belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company  has refocused its efforts towards delivering a platform technology designed to manage the under 18 age group’s online experience in a secure manner.  The Company has developed and introduced the Virtual Piggy product to the marketplace and is attempting to develop and introduce the ParentMatch product to the marketplace in 2013 to 2014.

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

ParentMatch, and its companion product, ParentPlayback, will be designed to provide the parent/guardian with a higher level of control than is currently provided by ‘nanny’ type services. In addition the ID follows the child whenever they are on a computer as opposed to traditional controls which are resident on a PC by PC basis.  ParentMatch provides filtering for the parent to be able to control such areas as (i) sites a child may access; (ii) types of content they may view and (iii) who they can interact with online. ParentPlayback will provide the parent with a video transcript of their child’s online session.  Since inception, substantially all of the efforts of the Company have been developing technologies for the Virtual Piggy, ParentMatch and ParentPlayback platforms.  The Company is in the development stage of raising capital, financial planning, establishing sources of supply, and acquiring property and equipment.  The Company anticipates establishing global markets for its services.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of September 30, 2012 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2012, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain reclassifications were made to the 2011 financial statements in order to conform to the 2012 financial statement presentation.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $2,717,650, net of stock issuance costs of $28,000 through a private placement of its equity securities from December 31, 2011 through March 31, 2012.  The Company also raised $4,341,282 through an additional private placement from April 5, 2012 through June 30, 2012 and has received commitments for an additional $1,100,000 through other private placements of which the Company has received $850,000 through September 30, 2012.  The Company expects to receive the remaining $250,000 in November 2012.

The Company is in the development stage at September 30, 2012.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  During the three and nine months ended September 30, 2012, capitalized patent costs were $33,055 and $198,388 and for the three and nine months ended September 30, 2011, capitalized patent costs were $14,336 and $41,179.  Amortization expense for patents was $3,375 and $7,546 for the three and nine months ended September 30, 2012 and $304 and $536 for the three and nine months ended September 30, 2011.

NOTE 4 – NOTES PAYABLE

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consists of a demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share with a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  During the three and nine months ended September 30, 2012, $0 and $65,560 and $1,418 and $1,418 for the three and nine months ended September 30, 2011 of interest was accreted on the notes payable.

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable was repaid.

On April 26, 2012, the remaining balance of the notes payable of $175,000 and accrued interest of $25,000 was converted into 571,428 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2012 and 2011.

As of January 1, 2012, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2012 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2012, and there was no accrual for uncertain tax positions as of September 30, 2012.  Tax years from 2008 through 2011 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the nine months ended September 30, 2012 and 2011, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
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

On October 9, 2009, the Company was listed on the German stock exchange.  In connection with the listing, the Company issued 1,080,427 shares of common stock under a consulting agreement.  These shares were valued at the fair market value of $1,080,427.

 Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY (Continued)

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

On May 2, 2012 the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received $750,000 as of September 30, 2012 under this agreement. The Company expects to receive the remaining $250,000 in November 2012.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance.

On May 25, 2012, an investor exercised 350,000 options which raised proceeds of $14,000.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”).  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2012, 14,215,000 options have been issued and are unexercised, and 1,185,000 options that are available to be issued under the Plan.  Of the 14,215,000 options that have been issued and are unexercised, 11,605,000 options were granted to employees or persons who later became employees and 2,610,000 options were granted to non-employees.

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
 (A Development Stage Enterprise)
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
 (A Development Stage Enterprise)
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
 (A Development Stage Enterprise)
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

In August 2012, the Company issued six employees options to purchase an aggregate of 365,000 shares of the Company’s common stock at exercise prices ranging from $1.26 to $1.43 per share.  These options were valued at $118,372, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5% to 29.1%, risk free interest rate of .65% to .69% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In September 2012, the Company issued one employee options to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.54 per share.  These options were valued at $26,303, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.5%, risk free interest rate of .62% to and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

Cumulatively and for the three and nine months ended September  30, 2012, the Company expensed $666,537, $81,588 and $274,757 and for the three and nine months ended September 30, 2011, the Company expensed $0 and $16,733 relative to employee options/warrants granted.  As of September 30, 2012, there was $1,005,381 of unrecognized compensation expense related to employee non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of stock option/warrant transactions for employees from February 11, 2008 (date of inception) to September 30, 2012 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	(0.04)
Terminated	(2,000,000)	1.00	(0.65)

Outstanding, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Granted	625,000	0.60	0.04
Reclassified from non-employee	7,742,858	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	5,445,000	.50 to 1.82	$0.30
Issued under Private Placement	500,786	0.50	0.02
Reclassified from non-employee	810,000	0.60 to .65	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, September 30, 2012	15,973,644	$.04 to $1.82	$0.43

Exercisable, September 30, 2012	10,728,644	$.04 to $1.67	$0.26

Weighted Average Remaining Life,
Exercisable, September 30, 2012 (years)	1.4

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
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
 (A Development Stage Enterprise)
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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
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

In August 2012, the Company issued two consultants options to purchase an aggregate of 400,000 shares of the Company’s common stock at exercise prices ranging from $.35 to $1.11 per share.  These options were valued at $321,221, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 27.1% to 30.5%, risk free interest rate of .27% to .67% and expected option lives of from two to five years.  The options expire between two and five years from the date of issuance.  Options granted will be expensed over the three year vesting term or over the term of the agreement, if there is no vesting term.

In September 2012, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.75 per share.  These options were valued at $81,697, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.6%, risk free interest rate of .27% and expected option life of two years.  The options expire two years from the date of issuance.  Options granted will be expensed over the three year vesting term or over the term of the agreement, if there is no vesting term.

Cumulatively and for the three and nine months ended September 30, 2012, the Company expensed $902,712, $142,086 and $203,593 and for the three and nine months ended September 30, 2011, the Company expensed $52,672 and $220,812 relative to non-employee options/warrants granted.  As of September 30, 2012, there was $294,957 of unrecognized compensation expense related to non-vested market-based share awards.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from February 11, 2008 (date of inception) to September 30, 2012 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	.04 to .75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$.04 to $.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	.75 to .90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	.04 to .90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	1,300,000	0.65	0.08
Issued under Private Placement	11,592,152	$0.50 to 1.00	0.44
Reclassified to employee	(810,000)	0.60 to .65	-
Exercised	(350,000)	0.04	-
Expired	-	-	-

Outstanding, September 30, 2012	14,916,438	$0.04 to $2.30	$0.59

Exercisable, September 30, 2012	14,816,438	$0.04 to $2.30	$0.58

Weighted Average Remaining Life,
Exercisable,September 30, 2012 (years)	1.8

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 8 – CONTINGENCIES

In August 2012, the Company entered into two consulting agreements, pursuant to which the Company is obligated to issue the consultants options to purchase an aggregate of 6,275,000 shares of the Company’s common stock at an exercise price of $.75 per share upon the achievement of certain performance-based milestones.  The options expire two years from the date of issuance.  Both agreements expire December 20, 2012.  As of the date of this report, none of these options have been issued.

In September 2012, the Company entered into two consulting agreements, pursuant to which the Company is obligated to issue the consultants options to purchase an aggregate of 3,440,000 shares of the Company’s common stock at an exercise price of $.75 or the actual price per share upon the achievement of certain performance-based milestones.  The options expire two years from the date of issuance.  These agreements expire November 15, 2012 and December 29, 2012.  As of the date of this report, none of these options have been issued.

In September 2012, the Company entered into two consulting agreements, pursuant to which the Company is obligated to issue the consultants options to purchase an aggregate of 825,000 shares of the Company’s common stock at an exercise price of equal to the share price on the date of issuance upon the achievement of certain performance-based milestones.  The options expire two years from the date of issuance.  Both agreements expire and November 19, 2012 and December 31, 2012.   As of the date of this report, none of these options have been issued.

NOTE 9 - OPERATING LEASES

For the three and nine months ended September 30, 2012, total rent expense under leases amounted to $54,640 and $113,389 and for the three and nine months ended September 30, 2011 total rent expense under leases amounted to $8,802 and $26,141.  At September 30, 2012, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2012	$20,445
2013	69,570
2014	66,970
2015	28,445

$185,430

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of certain of the Company’s board members without charge.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 – RELATED PARTY TRANSACTIONS (Continued)

During the nine months ended September 30, 2012 and 2011, the former manager of corporate development of the Company advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $32,224 and $58,634 were incurred and reimbursed during the nine months ended September 30, 2012 and 2011.  In conjunction with a consulting agreement dated April 1, 2012, the former manager of corporate development also received $150,000.

During the nine months ended September 30, 2012 and 2011, a marketing company owned by the Company's Secretary and his spouse was paid $14,560 and $0.

During the nine months ended September 30, 2012 and 2011, the certified public accounting firm owned by the Company's Chief Financial Officer was paid $93,400 and $58,750 for accounting services.

NOTE 11 – SUBSEQUENT EVENTS

On October 15, 2012, the Company entered into a merchant agreement pursuant to which, the Company issued warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.14. These options were valued at $5,381, fair value. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5%, risk free interest rate of .19% and expected option life of one year. The options expire one year from the date of issuance. Options granted will be expensed over the three year vesting term or immediately if there is no vesting term. This merchant agreement also provides that the Company shall be obligated to issue the merchant a one year warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price equal to $2.00, be obligated to, if the following occur:

1.	The Company is integrated as a payment option on e-commerce sites operated by the merchant or its subsidiaries
2.	The merchant affects an email blast with Company sign up offer to all of the merchants customers
3.	The parties shall engage in a co-marketed social media campaign, which shall include but not be limited to a mom blog campaign

On October 16, 2012, the Company issued options to purchase an aggregate of 75,000 shares of the Company’s common stock at an exercise price of $1.35 per share to an employee of the Company.  These options were valued at $23,263, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.5%, risk free interest rate of .70% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 11 – SUBSEQUENT EVENTS (Continued)

On October 29, 2012, the Company entered into a consulting agreement, pursuant to which the Company is obligated to issue options to purchase up to 15,000 shares of the Company's common stock upon the achievement of certain performance-based milestones at an exercise price equal to the share price on the date of issuance.  The options expire two years from the date of issuance.  The agreement expires November 21, 2012. The consultant is also eligible to receive an additional $10,000 bonus upon the achievement of certain additional milestones.  As of the date of this report, none of these options have been issued.

On November 1, 2012, the Company issued options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $1.35 per share to an employee of the Company.  These options were valued at $3,198 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.3%, risk free interest rate of .72% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expects," "intends," "plans," "projects," "estimates," "anticipates," or "believes" or the negative thereof or any variation thereon or similar terminology or expressions.

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

Overview

We were incorporated in Delaware in February 2008. We are a development stage enterprise and have had limited business operations. For the period from inception through September 30, 2012, we have concentrated our efforts on developing a business plan which is designed to allow us to create our Platform. Those activities included, but were not limited to, securing initial capital in order to fund the development of a demonstration model for portions of the Platform and working capital, securing a board of directors, management personnel and consultants who we believe will assist us in developing the Platform and meet our business goals, conducting market research regarding the industry and our Platform, and other pre-marketing activities.

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

As of  November 7, 2012, we have approximately $2,365,000 in cash on hand. Our ability to execute our current plan is dependent on generating sufficient revenue to support our cost structure.  We have raised approximately $8.4 million through private placements of our equity securities from December 31, 2011 through September 30, 2012.  We are utilizing our cash to execute the marketing program for Virtual Piggy, to pay general and administrative expenses and commitments to continue development of our other products.  The foregoing projected implementation plan was prepared by us in good faith based upon assumptions that we believe to be reasonable.  No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and 2011

The following discussion analyzes our results of operations for the three months ended September 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Three Months Ended September 30, 2012 and 2011

Lack of Revenue:    We are a development stage enterprise and have not generated any significant revenue since our inception.  For the three months September 30, 2012 and 2011, we generated revenues of $8 and $1,700, respectively.  During such time, we devoted our efforts to integrating our platform with larger merchants, formalizing our business plan, and raising capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the three months ended September 30, 2012 and 2011:

a)     General and Administrative Expenses: For the three months ended September 30, 2012, general and administrative expenses were $320,052, an increase of $263,565 from $56,487 for the three months ended September 30, 2011.  The increase resulted primarily from increases in board fees of approximately $30,000, computer expenses of approximately $6,000, employee benefits of approximately $44,000, insurance of $6,000, meals and entertainment of approximately $14,000, moving expenses of approximately $11,000, office expenses of approximately $20,000, recruiting fees of approximately $73,000, rent of approximately $46,000, telephone expense of approximately $8,000 and other operating expenses of approximately $6,000.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b)     Consulting Expense: For the three months ended September 30, 2012, consulting expenses were $242,116, a decrease of $55,301 from $297,417 for the three months ended September 30, 2011.  This decrease resulted primarily from a reduction in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)     Marketing Expense:  For the three months ended September 30, 2012, marketing expenses were $143,484, an increase of $135,884 from $7,600 for the three months ended September 30, 2011.  This increase resulted primarily from an active marketing plan to generate consumers and merchants.

d)     Payroll Expenses: During the three months ended September 30, 2012, we incurred $886,215 of compensation expenses as compared to $0 for the three months ended September 30, 2011.  The increase resulted from the hiring of six new employees, costs of previously hired employees, as well as employee stock option grants during the three months ended September 30, 2012.

 e)    Professional Fees: During the three months ended September 30, 2012, we incurred $118,724 of professional fees as compared to $79,526 for the three months ended September 30, 2011, an increase of $39,198.  The increase related primarily to legal and accounting fees associated with the private placements and option issuances.

f)     Research and Development:  During the three months ended September 30, 2012, we incurred $188,717 of research and development expenses as compared to $185,167 for the three months ended September 30, 2011, an increase of $3,550.  The increase was due to the continued research and development of our products.

g)     Travel: For the three months ended September 30, 2012, travel expenses were $121,344, an increase of $105,384 from $15,960 for the three months ended September 30, 2011.  The expenses incurred were primarily associated with capital raising and marketing activities.

h)     Interest expense: For the three months ended September 30, 2012, interest expense was $0 as compared to $1,418 for the three months ended September 30, 2011.  Interest expense for the three months ended September 30, 2011 related to interim financing until the private placements could be completed.

Comparison of the Nine Months Ended September 30, 2012 and 2011

The following discussion analyzes our results of operations for the nine months ended September 30, 2012 and 2011. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Net Loss for Nine Months Ended September 30, 2012 and 2011

Lack of Revenue:    We are a development stage enterprise and have not generated any significant revenue since our inception.  For the nine months September 30, 2012 and 2011, we generated revenues of $1,195 and $3,126, respectively.  During such time, we devoted our efforts to integrating our platform with larger merchants, formalizing our business plan, and raising capital to commence our operations.

Expenses:    The following amounts represent the most significant components of expenses for the nine months ended September 30, 2012 and 2011:

a)     General and Administrative Expenses: For the nine months ended September 30, 2012, general and administrative expenses were $871,823, an increase of $676,983 from $194,840 for the nine months ended September 30, 2011.  The increase resulted primarily from increases in board fees of approximately $85,000, computer expenses of approximately 11,000, depreciation and amortization of approximately $13,000, employee benefits of approximately $94,000, insurance expense of approximately $5,000, meals and entertainment of approximately $36,000, miscellaneous expenses of approximately $10,000, moving expenses of approximately $21,000, office expenses of approximately $44,000, recruiting fees of approximately $238,000, rent of approximately $87,000, telephone expenses of approximately $13,000 and website expense of approximately $40,000 and offset by a decrease in internet expense of approximately $20,000.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

b)     Consulting Expense: For the nine months ended September 30, 2012, consulting expenses were $4,422,241, an increase of $3,475,034 from $947,207 for the nine months ended September 30, 2011.  This increase resulted primarily from the settlement of a dispute related to a marketing agreement and from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

c)     Marketing Expenses: During the nine months ended September 30, 2012, we incurred $463,109 of marketing expenses as compared to $104,186 for the nine months ended September 30, 2011, an increase of $358,923.  This increase resulted primarily from an active marketing plan to generate consumers and merchants.

 d)     Payroll Expenses: During the nine months ended September 30, 2012, we incurred $1,740,952 of compensation expenses as compared to $16,733 for the nine months ended September 30, 2011, an increase of $1,724,219.  The increase resulted from the hiring of twenty five employees, as well as employee stock option grants during the nine months ended September 30, 2012.

 e)    Professional Fees: During the nine months ended September 30, 2012, we incurred $361,036 of professional fees as compared to $265,583 for the nine months ended September 30, 2011, an increase of $95,453.  The increase related primarily to legal and accounting fees associated with the private placements and option issuances.

f)     Research and Development:  During the nine months ended September 30, 2012, we incurred $356,096 of research and development expenses as compared to $407,738 for the nine months ended September 30, 2011, a decrease of $51,642.  The decrease was due to the reversal of accrued expenses of approximately $70,000.

g)     Travel: For the nine months ended September 30, 2012 travel expenses were $365,481, an increase of $239,808 from $125,673 for the nine months ended September 30, 2011.  The expenses incurred were primarily associated with capital raising and marketing activities.

h)     Interest: For the nine months ended September 30, 2012, interest expense was $90,560, an increase of $89,142 from $1,418 for the nine months ended September 30, 2011.  Interest expense related to interim financing until the private placements could be completed.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $2,365,000.

Net cash used in operating activities for the nine months ended September 30, 2012 was $4,532,672, as compared to $1,660,538 for the nine months ended September 30, 2011, an increase of $2,872,134. The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities for the nine months ended September 30, 2012 was $292,363, as compared to $43,878 for the nine months ended September 30, 2011, an increase of $248,485.  The increase resulted from the purchase of equipment and costs of patents and trademarks.

Net cash provided by financing activities was $7,757,932 for the nine months ended September 30, 2012, an increase of $7,607,932 from $150,000 for the nine months ended September 30, 2011.  We repaid notes payable of $175,000 during the nine months ended September 30, 2012, and completed two private placements.  Cash provided byfinancing activities during the nine months ended September 30, 2012 consisted of the issuance of shares of commons stock and warrants, net of issuance costs of $28,000, and the exercise of options.

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

During 2011, we commenced a private placement of our equity securities and raised $3,235,150 in proceeds in 2012, net of stock issuance costs of $28,000.

During 2012, we commenced a series of private placements of our equity securities and have raised $5,191,282 in proceeds, through September 30, 2012.  We have commitments for an additional $250,000 related to one of these private placements.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of our Virtual Piggy and development of our ParentMatch products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $8.4 million from December 31, 2011 through September 30, 2012.  The Virtual Piggy product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2013. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and the ParentMatch product is developed in accordance with our plans.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy and ParentMatch products.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and the ParentMatch product is developed, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

As of September 30, 2012, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIRTUAL PIGGY, INC.

Date:	November 7, 2012	By:	/s/ Jo Webber
Jo Webber
Chief Executive Officer