Form 10-K
period 2012-12-31
VIRTUAL PIGGY, INC.
filed 2013-03-15
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1221 Hermosa Avenue, Suite 210 Hermosa Beach, CA 90254
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 853-1950

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $131,602,588 as of June 30, 2012 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 101,750,842 shares of common stock outstanding as of the close of business on March 14, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

ii

VIRTUAL PIGGY, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2012

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited operating history, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A. Risk Factors” below and “Item 7 — Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Virtual Piggy, Inc. (formerly Moggle, Inc., the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc” to “Virtual Piggy, Inc.”  Our principal offices are located at 1221 Hermosa Avenue, Suite 210, Hermosa Beach, California 90254 and our telephone number is (310) 853-1950.

We are a development stage company. As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Virtual Piggy technology was the monetization component of this overall platform. During 2010, we analyzed the market potential for an expanded Virtual Piggy solution and decided to concentrate our efforts on the delivery of a full-featured Virtual Piggy solution that was not restricted to online gaming. The expanded Virtual Piggy solution is designed to provide a complete online solution for “Under 18s” (“U18s”) for financial management and spending on retail, music, entertainment and gaming.

Overview

We are a technology company that delivers an online ecommerce solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Our system is designed to allow the child to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use.

Our Virtual Piggy product enables online businesses to interact and transact with the U18 market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”), and other similar international children’s privacy laws.  Virtual Piggy was launched in the US in 2012 and was launched in the European markets in 2013.

We have secured agreements with 87 merchants, 19 partners and 16 gift card providers in the US and Europe to deploy Virtual Piggy on their websites. Approximately 22 of these merchants are using Virtual Piggy live on their ecommerce web sites and we are in the process of integrating the remaining contracted merchants. We are continuing to add merchants on a regular basis.

Additionally, we have the capability to deliver digital gift cards to families using Virtual Piggy. We have developed our own online store where families can select and purchase gift cards for delivery to other family members.

Industry Background

There are over 800 million teens in the world and over 20 million in the US alone, most without credit cards. The dozens of descriptors are evidence of how much the Internet has changed the lives of children in our society in just one short generation, such as Tweens, Kid-Fluence, Digital Kids, Credit-Card-Less Kids, Youth Market, The Net Generation and Pester Power. People under the age of about 16 years old have never known a world without the Internet.

Because there is no direct solution for this group, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the kids “spending” market, which is separate from the dollars spent on kids. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy.  Additionally, kids access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), and technology is providing them the increasingly easy opportunity to do so.

With this as a backdrop, the founders of Virtual Piggy identified an emerging need to provide products that could participate in the rapid acceptance of the Internet as a place where kids could learn, play, and socially evolve — all with the oversight and guidance of their parents.

Looking at the Youth Market

We believe that one can actually look at the potential of the Youth Market as three markets.

A current market — Kids have their own money and have “access” to their parents’ money (pester power) for buying things to meet their needs/wants.

A market of influencers — Parents want to give their children every opportunity possible to be happy and successful and therefore allow children to weigh in on family decisions about purchases.

A future market — Children can be very influenced by brands from a very early age. The early and consistent exposure to brands is carried forward into adulthood and creates loyal adult consumers.

Current Market – Reports on how much money is spent directly by kids, with ranges from about $25 to $50 billion annually in the USA, vary between different ages. What is changing is the easy opportunity to spend as well as save some of that allowance. Many organizations including VISA and professional sports teams as well as T Rowe Price have recognized the opportunity to help families manage the balance between kid’s spending and saving.

A Market of Influencers — The Journal of Behavioral Studies in Business suggests that “tweens” influence over $600 billion of family spending. A Harris Poll Youth Study report indicates that kids have over $200 billion in spending power. Harris Interactive polled 5,077 people between the age of 8 and 24 through an online survey. The survey was held in August of 2011. These results show that kids have more of their own money than ever before. They have a greater influence on their parents’ purchases as well. Among teens, 69% have mobile phones and 34% claim to have chosen their phone or influenced their parents to purchase the one they wanted. This shows that children and young adults are having more input on the family’s purchases.

A Future Market — Manufacturers and retailers — regardless of whether their products are targeted toward kids or not — view young consumers as a segment to be cultivated. A positive experience in a brick and mortar store or a website that is easy to navigate and attractive will have lasting impression on a child. As such, advertisers are closely monitored and regulated as far as how and what they target towards kids. Regardless, there is data showing that children as young as 18 months have the ability to recognize brands.

Some Demographics

The roughly 40 million kids in the US that are 8-17 or younger certainly cannot be conveniently grouped together into a single segment. As a first pass, we look at them by age, interests and geography.

Age — The Children’s Online Privacy Protection Act in the US (“COPPA”) is written to specifically protect children under the age of 13 on the Internet. There are, however, some differences within that protected group. Considering the 8-year olds and under, one can view this group as occasional and, in some cases, “accidental” consumers. The spread of digital devices among family members have given rise to the occasional use by young children to purchase items without knowing the consequences.

 “Tweens”  and Teens are viewed broadly to be the 9 to 17-year-olds and are the sweet spot for protection by COPPA Laws and a very strong target group for the benefits of Virtual Piggy. They fuel the appetite for a wide variety of online activities — from general retail, social networks, toys, sports, food ordering, and online games. It is difficult to get an estimate for this particular segment within the larger youth market, but we view the opportunity to be significant given the advantages of the product, the desire of the parents and the attractiveness to this age group for “independence” from their parents. Some estimates show the 8- to14-year-old market in the US to be $11 billion for those with their “own” spending money.

Interests — The target markets for Virtual Piggy are as broad as the interests of the age groups that it can serve. A few represent the largest opportunities for early adopters and have an easily presented value proposition to both merchants and parents. We believe the opportunity to grow into all other markets that serve kids — or any segments requiring financial oversight — is evident.

Children’s Online Privacy Protection Act

COPPA which is enforced by the Federal Trade Commission (the “FTC”), regulates the online collection of personal information from children under 13. It applies to: (i) operators of commercial websites and online services that are directed to children under 13 and collect, use, or disclose their personal information, and (ii) operators of general audience websites or online services with actual knowledge that they are collecting, using, or disclosing personal information from children under 13.  COPPA became effective April 21, 2000.  COPPA requires commercial website operators and online services to:

•	Provide notice to parents and obtain verifiable consent from the children’s parents prior to collecting, using or disclosing children’s information (subject to certain limited exceptions);
•	Post a clear and comprehensive privacy policy on their website describe their information practices for children’s personal information;
•	Provide notice meeting certain specific requirements of their collection, use and disclosure practices relating to a child’s personal information. The notice must meet certain specified requirements;
•	Collect only personal information reasonably necessary for a child to participate in an activity; and
•	Create and maintain reasonable security measures to protect this information.

As of December 19, 2012 the FTC announced the new requirements of the COPPA Rule, which go into effect July 1, 2013. As stated and discussed by the FTC, the final revisions include the following changes some of which are explained in more detail below:

•	modify the list of “personal information” that cannot be collected without parental notice and consent, clarifying that this category includes geolocation information, photographs, and videos;

•	offer companies a streamlined, voluntary and transparent approval process for new ways of getting parental consent;

•	close a loophole that allowed kid-directed apps and websites to permit third parties to collect personal information from children through plug-ins without parental notice and consent;

•	extend coverage in some of those cases so that the third parties doing the additional collection also have to comply with COPPA;

•	extend the COPPA Rule to cover persistent identifiers that can recognize users over time and across different websites or online services, such as IP addresses and mobile device IDs;

•
strengthen data security protections by requiring that covered website operators and online service providers take reasonable steps to release children’s personal information only to companies that are capable of keeping it secure and confidential;

•	require that covered website operators adopt reasonable procedures for data retention and deletion; and strengthen the FTC’s oversight of self-regulatory safe harbor programs.

Personally Identifiable Information. COPPA applies to personally identifiable information about a child which is collected online, such as full name, home address, email address, telephone number or any other information which would allow someone to identify or contact the child.  COPPA also covers other types of information, such as hobbies, interests and information about children collected through cookies or other types of tracking mechanisms when they are tied to individually identifiable information. Additionally, with the new changes to COPPA the definition now includes geolocation information as well as photos, videos, and audio files that contain a child’s image or voice. Also covered are persistent identifiers that can be used to recognize a user over time and across different websites or online services, but with an exception that COPPA’s parental notice and consent requirements do not kick in if the identifier is used solely to support the internal operations of the site or service.

Parental Notice and Consent. Specifically in regard to the new amended parental notice provisions, such amendments help ensure that operators’ privacy policies and direct notice to parents before collecting children’s personal information is concise and timely. Additionally, the amendments add several new ways for operators to obtain verifiable parental consent including electronic scans of signed parental consent forms, video-conferencing, use of government-issued identification, and alternative payment systems, such as debit cards and electronic payment systems, provided they meet certain criteria. The final rule also retains the method of “email plus” as an acceptable consent method, whereby an operator that collects children’s personal information for internal use only may obtain verifiable parental consent with an e-mail from the parent, as long as the operator confirms consent by sending a delayed e-mail confirmation to the parent, or calling or sending a letter to the parent.

Confidentiality and Security. Finally, with regard to confidentiality and security, the amended rule requires operators to take reasonable steps to make sure that children’s personal information is released only to third parties and service providers that are capable of maintaining the confidentiality, security, and integrity of such information, and who assure they will adhere to this. Under this Rule, it is also required that operators that retain children’s personal information should retain it only for as long as reasonably necessary, and that they should protect against unauthorized access or use while the information is being disposed of.

Amidst the new revisions to the COPPA Rule, Virtual Piggy continues to meet the requirements imposed by COPPA.

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

Our Platform enables children between the ages of 8 and 14 to pay merchants quickly and easily without providing their name, address or any other personal information.  To make purchases using Virtual Piggy, children need to disclose only a user name and password.

Our initial product offerings consist of the Virtual Piggy product, and the Parent Match technology and may expand to other product offerings.

Virtual Piggy™ was developed in response to the growing need for parents/guardians to allow their children to transact online in a controlled manner in light of an increasing number of online services and products targeted towards children.  Virtual Piggy provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods. The Virtual Piggy product tracks all spending and parents can receive alerts and reports on spending patterns.

Virtual Piggy has been integrated into all the major US payment processing gateways, including Chase Paymentech™, CyberSource, Authorize.Net and PayPal, and can process transactions from all major credit and debit card systems, including MasterCard, Visa, and American Express. Recently, we became integrated and certified by WorldPay, which covers a large part of the European marketplace.  Virtual Piggy is hosted on Layered Tech., Inc.’s PCI compliant platform, which provides security, robustness and reliability.

Virtual Piggy has received and remains TRUSTe certified and achieved PCI DSS level 1 certification in 2011.  The PCI Security Standards Council offers comprehensive standards to enhance payment card data security. Virtual Piggy Inc., was audited and recertified to be in compliance with PCI DSS in December 2012.

The Virtual Piggy product became operational during 2011 and 2012. The Parent Match technology became operational in 2013 as part of extensions to the child profile components of Virtual Piggy.

Our Intellectual Property

Intellectual property is important to our business.  On September 3, 2009, we filed four provisional applications for patents with the United States Patent and Trademark Office (“USPTO”).  Utility patent applications were filed for these patents on September 3, 2010 under the Patent Cooperation Treaty (“PCT”) and on November 4, 2010 with the USPTO.  On April 26, 2011, we filed three provisional applications for patents. Utility patent applications were filed for these patents on April 11, 2012 under the PCT and on March 27, 2012 with the USPTO.  Additionally, we filed a continuation application of one of our already filed utility patent applications on August 6, 2012, and are in the process of filing another utility patent application in the coming months. The following are the names and brief descriptions of our applications:

1) Virtual Piggy Bank.   A method of providing control preferences for a prospective Internet user, the method comprising the steps of establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database; linking the first and second accounts such that control settings of the second account are determined through the first account; and making a purchase from the second account consistent with the control settings of the second account.

2) Parent Match.  A method of providing control preferences set by a person for a second person who is a prospective Internet user, the method comprising the steps of establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database; linking the first and second accounts such that control settings of the second account are determined through the first account; and viewing Internet content from the second account consistent with the control settings of the second account.

3) Parent Playback.  A persistent software system and method for allowing parents or persons responsible for children to record and playback a child’s activities on a web based system.  A playback software utility implemented as a web-service or as an embedded web-based system to record all user activities and support playback as if the user’s activity was recorded in real-time. This invention consists of a set of recording and playback software scripts that can be executed via a web service or can reside on a service requesting web based system. The invention consists of a player that allows for the recorded activity to be played back either on the web based system that requested the service or a third party application.

4) Verifying the Age of an Internet User.  A system and method of verifying the age of a prospective internet user, the method comprising creating an age check account with a service requester; activating the age check system through the account; inputting into the age check system a user’s information; checking user’s information by age check system; and notifying service requester of checked user’s information by the age check system.

5) Virtual Piggy Bank Having Dashboard and Debit Card. A computer-implemented method of establishing an online account for a prospective user, the method comprising the steps of establishing a first account through direct deposit, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database, wherein the second account includes a debit card associated with the direct deposit account; linking the first and second accounts such that control settings of the second account are determined through the first account; and making a purchase from the second account using the debit card consistent with the control settings of the second account.

6) Virtual Piggy Bank Having Quick Connect. A computer-implemented method of establishing an online account for a prospective user, comprising the steps of presenting to a first user a merchant system through a network; receiving from the first user a product selected from the merchant system for purchase; presenting an online account icon for a banking system to the first user to initiate payment for the selected product; once the icon is selected by the first user, determining if the user has an account with the banking system, and if not, prompting the first user to enter a second user’s contact information; contacting the second user by electronic messaging with a request to approve the first user’s purchase; and upon receiving the approval, creating the online account for the first user.

7) System and Method for Virtual Piggybank Wishlist. A non-transitory computer-readable storage medium, storing one or more programs configured for execution, the one or more programs for monitoring, transmitting, and recording usage of a computer or mobile device connected to a network, the one or more programs including instructions for establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database, wherein the second account includes a wish-list; linking the first and second accounts such that control settings of the second account are determined through the first account; and  making a purchase from the wish-list of the second account consistent with the control settings of the second account.

8) System and Method for Donating to Charitable Organizations. A computer-implemented method of establishing an online account for a prospective user, the method comprising the steps of establishing a first account through direct deposit, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database, wherein the second account includes a debit card associated with the direct deposit account; linking the first and second accounts such that control settings of the second account are determined through the first account; and making a donation from the second account using the debit card consistent with the control settings of the second account.

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

Research and Development

During 2012 and 2011, our research and development expenses were $584,688 and $581,707, respectively, all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  We expect to generate revenue principally from per-transaction fees from participating merchants which are billed on a monthly basis.   Our model depends upon a large volume of transactions which will require us to be integrated with a large number of online merchants and third party payment systems.  Our  goal for 2013 is to acquire 1 million system users by year end.

During 2012, a large part of our effort was devoted to signing agreements with merchants and integrating our systems with theirs. During 2013, while we will still be in the merchant acquisition and integration mode, we will focus a significant amount of our effort towards user acquisition. We expect our revenues will increase as we incorporate these additional merchants and add system users (families and children).

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.

As of the date of this report, we have completed the design and development of Virtual Piggy.  We announced the release of Virtual Piggy in January 2011 and commenced marketing and distribution efforts in February 2011.  We released our Virtual Piggy mobile application on the iOS platform in early 2012.  We are in discussions with several global merchants and launched Virtual Piggy into Europe in February 2013. The Virtual Piggy service is running live and processing live transactions with merchants and consumers.

Sales and Marketing Strategy

In 2013, our sales and marketing efforts are focused on driving user awareness and acquisition, via multiple target groups.

Merchants
Target merchants include:
•	Top tier e-commerce sites that include goods or services of interest to the youth market, including entertainment sites;
•	The largest online games or social networking sites that include options to enhance the game experience or purchase real or virtual goods; and
•	Large e-commerce merchants focusing on schools and education.

Merchant marketing strategy includes
•	A business to business outreach program targeting vertical markets by utilizing electronic and social media for product awareness and information;
•	Trade shows to establish the Company and the product with specific target merchant audiences; and
•	Sales programs that tailor the product to the merchant’s specific audience.

Parents and Youth
Parent and Youth outreach marketing strategy includes:

•	Co-marketing with registered merchants to establish awareness and drive customer acquisition within their current user base;
•	Awareness campaign that will include press coverage in key publications, media outlets, and consumer blogs focused on the targeted users (parents/youth);
•	Digital advertising, social media campaigns, and strategic partnerships that drive user acquisition;
•	Participation with organizations and advocacy groups interested in children’s privacy and protection;
•	Interactive media and website tools that facilitate education about the product and ease of registration; and
•	Outreach to schools and educational facilities.

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

Government Regulation

The industry which we serve is subject to regulation by the FTC, particularly COPPA.  For a more complete description of COPPA, please see above under the caption “Children’s Online Privacy Protection Act.”  We may also be subject to laws relating to the collection, use, retention, security and transfer of personally identifiable information about our users. Complying with these varying U.S. and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Employees

As of December 31, 2012, we had 24 employees working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  As of March 14, 2013, we had 32 employees.  On February 1, 2013, we opened an office in London, England to serve the European market.  Such office was initially staffed by 2 employees.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have yet to begin generating significant revenue, will likely require additional capital, and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2012, had an accumulated deficit of approximately $19 million.  We incurred net losses to common shareholders of approximately $12 million during the year ended December 31, 2012 and approximately $2.7 million during the year ended December 31, 2011.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will likely need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2012 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

In order to execute our business plan and pay expenses in connection with unforeseen events, we will need to raise additional capital, which may not be available on terms acceptable to us, if at all.

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

We are a development stage company introducing new services and technologies.  Although we have completed the development part of our services and have signed agreements with merchants, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution to online merchants.  Accordingly, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing  development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by development stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

Our management has limited experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects.

Our senior management does not have direct experience in the online payment or retailing industries.  There can be no assurance that our management team will be successful in working together to develop and market our Platform.  In addition, the online payment industry is a relatively new industry.  Although there a number of online payment solutions, relatively few are directed specifically to the “Under 18” market segment.   You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our proposed business prospects, financial condition and results of operations.

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

We are subject to fluctuations in demand for our services due to a variety of factors, including general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. competition, adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries.

We are also subject to product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of current and potential customers, levels of demand for virtual goods, awareness of security threats to IT systems, and other factors. While such factors may, in some periods increase revenues, fluctuations in demand can also negatively impact our revenues.

Weak consumer spending may adversely affect our business prospects, financial condition and results of operations.

Our ability to attract new users, and encourage users to purchase items through our website, and use our payment services in times where consumer spending is weak could materially and adversely affect our business, financial condition and results of operations.

Undetected programming errors or flaws in our Platform could harm our reputation or prevent market acceptance of the Platform which would materially and adversely affect our business prospects, reputation, financial condition and results of operations.

The Platform may contain programming errors or flaws, which may become apparent only after use in the market.   In addition, the Platform may be developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control.  If our users have a negative experience with the Platform, related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform or recommend the Platform to other potential users. Undetected programming errors in the Platform can also cause our users to cease using the Platform or delay market acceptance of the Platform, either of which could materially and adversely affect our business, financial condition and results of operations.

Our future growth is largely dependent upon our ability to develop technologies that achieve market acceptance with acceptable margins.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological trends in our target end-markets, develop and maintain competitive products, create our Platform that differentiates our services from those of our competitors and develop, and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to develop the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the development of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

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

In order to execute our business plan, we will be dependent upon Jo Webber, our Chairman of the Board, Chief Executive Officer and co-founder, Pradeep Ittycheria, a director and Chief Technology Officer, as well as other key personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to develop our services as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

Although we have made eight utility patent applications with the United States Patent and Trademark Office related to our Platform, none have been issued as of the date of this report.  We currently rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of any patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

The impact of laws regulating financial institutions may adversely impact our business.

The impact of laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely impact our business as a result of our reliance on merchants to provide services for our Platform.

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

We have commenced marketing our products in countries outside of the United States.  Certain markets in which we are expected to undertake international expansion may have technology and online industries that are less well developed than in the United States.  There are certain risks inherent in doing business in international markets, such as the following:

•	Uncertainty of product acceptance by different cultures;

•	Unforeseen changes in regulatory requirements;

•	Difficulties in staffing and managing multinational operations;

•	State-imposed restrictions on the repatriation of funds;

•	Currency fluctuations;

•	Difficulties in finding appropriate foreign licensees or joint venture partners;

•	Laws and business practices that favor local competitors;

•	Expenses associated with localizing our products, including offering customers the ability to transact business in different languages and multiple currencies;

•	Potentially adverse tax consequences;

•	Less stringent and/or narrower intellectual property protection; and

•
General economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in Europe; adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; and disruptions to the credit and financial markets in Europe.

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

As of March 14, 2013, our officers, directors, promoters and their affiliates own an aggregate of 22,018,984 shares of our common stock and warrants and options to purchase an additional 16,055,001 shares of common stock.  Assuming that the only options and warrants exercised are by our officers, directors, promoters and their affiliates, we would have outstanding 117,805,843 shares of common stock. In such event, our officers, directors, promoters and their affiliates would own 38,073,985 shares or approximately 32.3%, of our outstanding common stock. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers and directors may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders meeting. Delaware law and our charter may therefore inhibit a takeover.

The influx of additional shares of our common stock onto the market pursuant to SEC Rule 144 may create downward pressure on the trading price of our common stock.

A majority of the currently outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, these shares may be resold only pursuant to an effective registration statement, under the requirements of Rule 144, or other applicable exemptions from registration under the Act and applicable state securities laws.  Generally, Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares. Under Rule 144, a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) may freely resell restricted securities issued by a reporting company so long as such securities have been held by the owner for a period of at least one year, or under certain circumstances six months.  The availability of a large number of shares for sale to the public under Rule 144 and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 1221 Hermosa Avenue, Suite 210, Hermosa Beach, California  90254 and 100 Pall Mall, St. James, London  SW1Y 5NQ, United Kingdom. We have entered into a three year, five month lease for the Hermosa Avenue location which expires in May 2015 at a monthly rental of $5,300.  We have entered into a one year lease which expires January 31, 2014 at a monthly rental of £2,849 with the first and seventh month being free.  We also lease additional space in other areas to house portions of our development team and other employees when our operations require such additional space.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol “VPIG.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC Bulletin Board.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent, or differ substantially from, prices in actual transactions.

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$0.67	$0.49
Quarter ended June 30, 2012	$2.50	$0.665
Quarter ended September 30, 2012	$1.80	$0.09
Quarter ended December 31, 2012	$1.70	$0.92

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$0.87	$0.52
Quarter ended June 30, 2011	$0.66	$0.44
Quarter ended September 30, 2011	$0.64	$0.44
Quarter ended December 31, 2011	$0.70	$0.41

Common Stockholders

As of February 26, 2013, our shares of Common Stock were held by 162 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Equity Issuances During The Fourth Quarter Ended December 31, 2012

Between November 28, 2012 and December 28, 2012, we issued 500,000 unregistered common shares priced at $0.40 per share, for net proceeds of $200,000 to accredited investors, relating to a subscription receivable from a previous private placement. In connection therewith, we issued 250,000 two year warrants to purchase our common stock at $0.50 per share and 125,000, two year warrants to purchase our common stock at $1.00 per share.

On November 30, 2012, we completed a private placement of our securities whereby we issued 7,942,858 of our unregistered common shares priced at $0.70 per share to an accredited investor, for net proceeds of $2,560,000.

On December 3, 2012, we issued to an accredited investor, two year warrants to purchase 500,000 shares of our common stock at an exercise price of $1.15 per share.

Between December 26, 2012 and December 31, 2012, we completed private placements of our securities whereby we issued 916,668 shares of our unregistered common stock priced at $0.75 per share, to an accredited investor for net proceeds of $600,000.

During the quarter ended December 31, 2012, we issued options to purchase 2,295,000 shares of our common stock to employees and consultants under our 2008 Equity Incentive Plan at prices ranging from $0.75 to $2.00 per share.

Each of the foregoing transactions were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption Item 1A “Risk Factors” and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use. In addition to our main focus, our company is also working on technology that will make the overall online experience safer for U18s.

 The Virtual Piggy product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Virtual Piggy was launched in the US in 2012 and was launched in the European market in 2013.

The Company has secured merchant agreements with 87 merchants, 19 partners and 16 gift card providers in the US and Europe to deploy Virtual Piggy on their websites.  Approximately 22 of these merchants are using Virtual Piggy in live use and the Company is in the process of integrating the other signed merchants. The Company is continuing to add merchants. In addition, Virtual Piggy has the capability to deliver digital gift cards to families using Virtual Piggy. The Company has developed its own online store where families can select and purchase gift cards for delivery to other family members.

Strategic Outlook

We believe that the virtual goods market will continue to grow over the long term.  Within the market, we intend to provide services to the online industry to allow them to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

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

Our primary strategic objective over the next 12-24 months is to continue our merchant acquisition and commence and rapidly expand our consumer acquisition program which will generate revenue that we believe will ultimately cover our operating expenses and allow us to become profitable.   Our goal for 2013 is to acquire 1 million system users by year end. We plan to achieve this objective by advertising our product and services to consumers through public relations programs, merchant promotions and affiliate marketing programs.  As our service grows, we intend to hire additional information staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

The following discussion analyzes our results of operations for the years ended December 31, 2012 and 2011. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2012 and 2011, we generated revenues of $1,213 and $3,926, respectively.  Our net loss increased $9,314,930 to $12,039,726 for the year ended December 31, 2012 compared to $2,724,796 for the year ended December 31, 2011, as a result of increased expenses as further described below.

General and Administrative Expenses

General and administrative expenses were $1,593,686 for the year ended December 31, 2012 compared to $290,924 for the year ended December 31, 2011, an increase of $1,302,762.  The increase is primarily attributable to increases in amortization and depreciation of $21,000, board fees of $85,000, computer expenses of $15,000, employee benefits of $166,000, legal settlement fees of $375,000, meals and entertainment of $69,000, miscellaneous expenses of $38,000, office expenses of $87,000, recruiting fees of $264,000, rent expenses of $111,000, telephone expenses of $21,000, and website design costs of $81,000, which were offset by a decrease in internet expenses of $30,000.  The increases resulted from continued expenses related to the development of our Platform and marketing the Virtual Piggy product.

Consulting Expenses

Consulting expenses for the year ended December 31, 2012 were $5,187,616 as compared to $1,143,941 for the year ended December 31, 2011, an increase of $4,043,675.   These fees consisted largely of non-cash based stock compensation and stock based compensation.  This increase resulted primarily from the settlement of a dispute related to a marketing agreement and from an increase in payments to consultants related to marketing and infrastructure, as well as stock based compensation related to consultant agreements.

Marketing Expenses

For the year ended December 31, 2012, marketing expenses were $693,737, an increase of $565,624 from $128,113 for the year ended December 31, 2011.  This increase resulted primarily from a more active marketing plan to generate consumers and merchants.

Payroll Expenses

Payroll expenses were $2,730,006 for the year ended December 31, 2012 and $16,733 for the year ended December 31, 2011 an increase of $2,713,273.  The increase is attributable to expanding the sales and marketing force as well as the development and infrastructure aspects of the Company.

Professional Fees

Professional fees increased $212,488 to $577,699 for the year ended December 31, 2012 from $365,211 for the year ended December 31, 2011.  The increase related primarily to legal and accounting fees associated with private placements and option issuances.

Research and Development

Research and development expenses increased $2,961 to $584,668 for the year ended December 31, 2012 from $581,707 for the year ended December 31, 2011.  The Company is continuing to develop its platform, including mobile applications, and is integrating merchants into the platform.

Travel Expenses

For the year ended December 31, 2012, travel expenses were $588,671 an increase of $422,889 from $165,782 for the year ended December 31, 2011.  The expenses incurred were primarily associated with increased sales and marketing activities, in addition to capital raising activities.

Interest Expense

During the year ended December 31, 2012, we incurred interest expense of $90,560 as compared to $38,035 for the year ended December 31, 2011, an increase of $52,525.  Interest expense related to interim financing until the private placements could be completed.

Liquidity and Capital Resources

Net cash used in operating activities increased $4,277,235 to $6,433,190 for the year ended December 31, 2012 as compared to $2,155,955 for the year ended December 31, 2011.  The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities was $399,865 for the year ended December 31, 2012, an increase of $317,531 as compared to $82,334 for the year ended December 31, 2011.  The increase resulted from the purchase of equipment and costs of patents and trademark applications.

Net cash provided by financing activities increased $13,167,932 to $14,017,932 for the year ended December 31, 2012 from $850,000 for the year ended December 31, 2011.  Cash provided by financing activities during the year  ended December 31, 2012 consisted of the issuance of shares of common stock and warrants, net of issuance costs of $28,000, and the exercise of stock options.

As of March 14, 2013, we had cash resources of approximately $5,656,000.  As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years.

During 2011, we issued a series of unsecured promissory notes to an investor, in the aggregate principal amount of $500,000.  $150,000 of the notes was repaid in 2011 in cash.  In 2012, $175,000 of the notes was repaid in cash and the remaining $175,000 plus accrued interest of $25,000 was converted into 571,428 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock.

In December 2011, we commenced a private offering of up to $5,000,000 of Units at a purchase price of $0.80 per Unit. Each Unit consisted of two shares of the Company’s common stock and a two year warrant to purchase one share of the Company’s common stock at $0.60 per share. During December 2011, we issued and sold an aggregate of 625,000 Units in consideration of gross cash proceeds of $500,000, resulting in the issuance of 1,250,000 shares of common stock and warrants to purchase an aggregate of 625,000 shares of common stock.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.  During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and two year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831 units and raised $4,341,282.

On April 10, 2012, a company owned by the Secretary and his wife exercised 250,000 options which raised proceeds of $10,000.

On May 2, 2012 the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received $950,000 as of December 31, 2012 under this agreement. The Company expects to receive the remaining $50,000 in March 2013.

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

During November and December 2012, the Company entered into private placements for shares of the Company’s common stock.  The shares were sold at a purchase price of $.70 per share.  Through December 31, 2012, 7,942,858 shares were sold raising $5,560,000.

In December 2012, the Company entered into private placements for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through December 31, 2012, 666,667 shares were sold raising $500,000.

Since our inception, we have focused on developing and implementing our business plan.  We have begun to pay salaries to management and have utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Virtual Piggy, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $14.2 million through sales of common stock and warrants in 2012.  The Virtual Piggy product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2013. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and we achieve our goal of 1 million system users by the end of 2013.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy product.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing project implementation and projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Virtual Piggy products.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “ Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of  FASB ASC 718.

We have used the Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Compensation expense for unvested options granted to non-employees in previous periods is being amortized over the term of the consulting agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not currently subject to material market risk relating to changes in interest rates, foreign currency exchange rates or commodities pricing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2012 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Jo Webber	49	Chairperson of the Board of Directors, Chief Executive Officer
Ernest Cimadamore	51	Secretary and Director
Pradeep Ittycheria	36	Chief Technology Officer, Director
Joseph Dwyer	57	Chief Financial Officer
Tom Keefer	55	Executive Vice President of Global Sales
Kirk Bradley	58	Director
Martha McGeary Snider	56	Director
Darr Aley	47	Director

Board of Directors

Our directors are elected on an annual basis.  We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Jo Webber

Jo Webber has served as the chairperson of our board of directors since 2008.  Effective March 1, 2012, Dr. Webber was appointed as the Chief Executive Officer of the Company.  Dr. Webber is an experienced software executive who has spent her career providing software technology to many corporations. From 2006 through 2011, she served as the chief executive officer and as a member of the board of directors of Energy Solutions International Inc., a provider of complex software solutions for the world's major energy companies. During her tenure at Energy Solutions International, she led the company through two strategic acquisitions, one of which involved the acquisition of a division of a public company and the other, which involved the acquisition of a private company. Prior to joining Energy Solutions International, from 2004 to 2005, she served as vice president at Thermo Informatics (NYSE: TMO).  From 2001 to 2004, Dr. Webber served as president and chief executive officer of InnaPhase Corporation, a supplier of laboratory information management systems to the pharmaceutical and biotechnology markets, until it was acquired by Thermo Electron. Dr. Webber earned a doctorate in quantum physics and a Bachelor of Science degree in applied chemistry from the University of Nottingham Trent in the United Kingdom in 1990 and 1986, respectively. Dr. Webber is a Chartered Chemist and a Fellow of the Royal Society of Chemistry. She serves on the boards of Maxwell Systems, a provider of construction accounting software applications, and until its sale in September 2012, on the board of Octagon Research, a clinical R&D software and services provider.  As a result of these and other professional experiences, Dr. Webber possesses particular knowledge and experience in business development, technology development, executive management and organizational dynamics that strengthen the board’s collective qualifications, skills, and experience.

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

Pradeep Ittycheria

Pradeep Ittycheria has served as a member of our board of directors since 2008.  He was appointed as our Chief Technology Officer on January 30, 2012. He has more than thirteen years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. From 2007, Mr. Ittycheria has served as Vice President of Development of Energy Solutions International, Inc., a company engaged in the pipeline management software industry, until January 27, 2012. During his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE), and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services company, headquartered in Bangalore, India.  Mr. Ittycheria received a Bachelors Degree in Computer Science from Bharathiar University in 1997 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1999.  As a result of these and other professional experiences, Mr. Ittycheria possesses particular knowledge and experience in software development, technology applications, and management that strengthen the board’s collective qualifications, skills, and experience.

Kirk Bradley

Kirk Bradley has served as a member of our board of directors since December 2011. Mr. Bradley began his career in 1974 at SDL, one of the largest timesharing companies in Canada. He then served in the IT group at William Mercer, one of the world’s largest consulting actuarial firms from the late 1970’s through the early 1980’s. In 1981, he joined Oracle Corporation as a member of the technical staff and for most of his tenure has and continues to serve as an internal consultant for the On Demand (Cloud Services) offering .  As a result of these and other professional experiences, Mr. Bradley possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience.

Martha McGeary Snider

Martha McGeary Snider has served as a member of our board of directors since March 2012. She is recognized as an innovative leader in both professional and philanthropic endeavors. Ms. McGeary Snider served as Policy Advisor on Arts and Culture, Commonwealth of Pennsylvania under Governor Edward G. Rendell’s administration from 2002 through 2010. She served in this capacity as a volunteer. Working directly with the Governor and the Pennsylvania Department of Economic Development to advance cultural, heritage, arts and business initiatives throughout the Commonwealth of Pennsylvania, she helped raise over $100 million dollars in public and private funding during her tenure. She also serves on numerous national and international philanthropic boards focusing on education advocacy and cultural enrichment, including the Philadelphia Children First Fund and the American Revolution Center. Ms. McGeary Snider received The President’s Volunteer Service Award in 2008 from President George W. Bush. As a result of these and other professional experiences, Ms. McGeary Snider possesses particular knowledge and experience in fund raising and marketing that strengthen the board’s collective qualifications, skills and experience.

Darr Aley

Darr Aley is chairman of RapidBuyr, an e-commerce company selling business products at discounted prices, which he founded in 2010. From 2005 through 2009, Darr co-founded Generate, Inc. a technology company using next-generation social graphing and relationship mapping to unlock the "who you know" within an enterprise and externally.  Prior to Generate, Darr helped lead corporate development and M&A at Amazon.com from 2001 to 2005. He was responsible for leading and managing negotiations for several of the first acquisitions that expanded Amazon’s presence into China, in retail, and in technology. He also held senior positions prior to Amazon at Accenture and Lycos.  As a result of these and other professional experiences, Mr Aley possesses particular knowledge and experience in software development, information technology and business development that strengthen the board’s collective qualifications, skills and experience.

Executive Officers

The principal occupation and business experience, for at least the past five years, of our current executive officers (other than those listed above) are as follows:

Joseph Dwyer

Prior to joining the Company, during 2012, Mr. Dwyer served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and served as interim chief administrative officer of Energy Solutions International, Inc., a privately held company providing pipeline management software to energy companies and pipeline operators.  From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services.  Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting in SEC reporting and management of finance, accounting and legal functions. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company.  Between 1990 and 2005, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Tom Keefer

Tom Keefer has served as our Executive Vice President of Global Sales since June 2011. Mr. Keefer began his career in the 1980’s in London, England working with Newsweek and Life Magazines. After working abroad for seven years, he returned to the United States and served as President of API, a leading British sports marketing group focusing on introducing sponsorship strategies for global events such as the Davis Cup, the Commonwealth Games and the 1994 FIFA World Cup. Mr. Keefer also served as Head of International Marketing/Licensing for global footwear, apparel and sporting goods brands, LA Gear and K-Swiss, during the 1990’s. Mr. Keefer also held various positions with Mattel during his eight year tenure from 1998 through 2006, including Senior Vice President of International Marketing, Mattel Brands. From mid 2009 through mid 2011, Mr. Keefer served as SVP Global Licensing for BBC Worldwide managing a portfolio of brands including Teletubbies, Top Gear and Doctor Who.

Committees

Our board of directors has not created a separately-designated audit committee, compensation committee or any other committee. Accordingly, our full board of directors serves as our committees, including our audit committee.  As of the date of this annual report, we are a development stage enterprise and have not generated significant revenue to date.  In light of the foregoing, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs of retaining such a person.  As a result, no member of our board of directors is an “audit committee financial expert.”  Additionally there have been no changes to our board nomination process.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC.  They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC.  Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2012, except that Darr Aley, Tom Keefer, and Kathleen Tobia, failed to timely file a Form 3 and Darr Aley, Ernest Cimadamore, Martha McGeary-Snider, Pradeep Ittycheria, Jo Webber, Tom Keefer and Kathleen Tobia, failed to timely file a Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officer, and each of the Company’s two most highly compensated executive officers other than the principal executive officer whose compensation exceeded $100,000 (collectively, the “Named Executive Officers”), during the years ended December 31, 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Jo Webber (2) President & Chief Executive Officer	2012	275,819	100,000	378,957	20,000	774,776
Ernest Cimadamore (3) Secretary (formerly President & Chief Executive Officer)	2012 2011	78,846 -	- -	53,541 -	14,560 32,250	146,947 32,250
Pradeep Ittycheria Chief Technology Officer(4)	2012	198,905	23,000	189,479	-	411,384
Tom Keefer Executive Vice President Global Sales (5)	2012	163,878	-	142,109	-	305,987

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of our Consolidated Financial Statements.

(2)	Ms. Webber was appointed as President and Chief Executive Officer on March 1, 2012. The Company reimbursed Ms. Webber $20,000 for moving expenses.
(3)
Mr. Cimadamore was appointed as our President and Chief Executive Officer on August 19, 2010.  Effective March 1, 2012, Mr. Cimadamore resigned as our President & Chief Executive Officer but continues to serve as our Secretary and as a director.  Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Toria, Inc. was paid $14,560 and $32,250 under the consulting agreement in the year ended December 31, 2012 and 2011.

(4)	Mr. Ittycheria was appointed as our Chief Technology Officer on January 30, 2012.
(5)	Mr. Keefer was appointed as our Executive Vice President Global Sales on December 1, 2011.

Outstanding Equity Awards At December 31, 2012

The following table sets forth, for each named executive officer, information regarding unexercised options/warrants, stock that had not vested, and equity incentive plan awards as of the end of our fiscal year ended December 31, 2012.

Name	Number of securities underlying unexercised options/warrants (#) Exercisable	Number of securities underlying unexercised options/warrants (#) Unexercisable	Option/warrant exercise price ($)	Option/warrant expiration date
Jo Webber	2,000,000	-	$0.04	2/27/2014
	3,000,000	-	$0.04	3/2/2015
	100,000	-	$0.75	6/1/2014
	400,000	-	$0.90	11/15/2015
	2,000,000	-	$0.65	3/30/2017
Pradeep Ittycheria	1,000,000	-	$0.04	3/2/2015
	1,142,858	-	$0.04	3/11/2014
	200,000	-	$0.90	11/15/2015
	1,000,000	-	$0.65	3/30/2017
Ernest Cimadamore	250,000	-	$0.04	3/2/2015
	250,000	-	$0.75	9/12/2015
	250,000	-	$0.90	11/15/2015
	250,000	-	$0.65	3/30/2017
	25,000	-	$1.01	11/15/2017
Tom Keefer	25,000	-	$0.60	7/21/2016
	250,000	-	$0.50	1/1/2017
	30,000	-	$0.52	1/26/2017
	750,000	-	$0.65	3/30/2017

Narrative Disclosure to Summary Compensation Table Other Compensation Tables

Employment Agreements

In May 2008, we entered into a three year employment agreement with Ernest Cimadamore as Secretary and Chief Financial Officer.   The agreement provided for the payment of an annual salary to Mr. Cimadamore of $75,000 commencing at such time as the Company raised a minimum of $5,000,000 in equity capital.  Mr. Cimadamore was also entitled to (i) receive discretionary bonuses as declared by the board of directors (ii) reimbursement of reasonable business expenses, (iii) participate in our benefit programs that were available to similarly situated employees; and (iv) two (2) weeks paid vacation and two (2) days paid sick leave per calendar year.  In connection with the agreement, we granted to Mr. Cimadamore an option to purchase 500,000 shares of our common stock at an exercise price of $.04 per share.  The option was fully exercisable upon grant was to expire on March 2, 2013.  The Company extended the term of these options in January 2013 for two additional years.   For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” in Item 12 below.  In the event we terminate Mr. Cimadamore’s employment without cause, we would have been required to pay Mr. Cimadamore the salary required under the agreement as if he remained an employee throughout the term of the Agreement. Mr. Cimadamore became an employee of the Company and his employment agreement has since expired.  He continues to serve as the Company’s Corporate Secretary.

On November 16, 2011, we entered into an employment letter with Thomas Keefer to serve as our Executive Vice President of Global Sales effective December 1, 2011.  His employment letter provides for a base annual salary of $165,000, which was increased to $200,000 in 2012, along with four weeks of paid vacation.  He was also granted an option to purchase 250,000 shares of the Company’s common stock.

On February 2, 2012, we entered into an employment letter with Dr. Jo Webber to serve as President and Chief Executive Officer effective March 1, 2012.  Her employment letter provides for a base annual salary of $350,000, in addition to incentive compensation of up to 60% of her base salary based on meeting mutually agreeable goals, along with four weeks of paid vacation. In the event that the Company terminates her employment involuntarily, she will receive severance compensation of nine months base salary along with nine months of medical benefit coverage.

On January 24, 2012, we entered into an employment letter with Pradeep Ittycheria to serve as Chief Technology Officer.  His employment letter provides for a base annual salary of $225,000, along with a $30,000 relocation package. He was also granted an option to purchase 500,000 shares of the Company’s common stock, which was subsequently amended to 1,000,000, with an exercise price of $0.65 per share, vesting over a three year period.

On November 26, 2012, we entered into an employment letter with Joseph Dwyer to serve as Chief Financial Officer.  His employment letter provides for a base annual salary of $250,000, in addition to incentive compensation based on meeting mutually agreeable goals, along with four weeks of paid vacation. In the event that the Company terminates his employment involuntarily, he will receive severance compensation of six months base salary along with six months of medical benefit coverage. Mr. Dwyer was also granted an option to purchase 1,000,000 shares of the Company’s common stock, with an exercise price of $1.20 per share, vesting over a three year period.

Option Issuance

On March 31, 2012, we issued options to Ms. Webber under the 2008 Equity Incentive Plan to purchase 2,000,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Mr. Cimadamore under the 2008 Equity Incentive Plan to purchase 250,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Mr. Ittycheria under the 2008 Equity Incentive Plan to purchase 1,000,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Mr. Keefer under the 2008 Equity Incentive Plan to purchase 750,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

Option Amendments

On January 24, 2013, the Company’s Board of Directors extended the stock option term for three of the Company’s executive officers, relating to stock options granted on March 2, 2008 which were about to expire on March 2, 2013.  The term was extended for two years.  Included in this term extension were Jo Webber, Pradeep Ittycheria and Ernest Cimadamore, who held options to purchase 3,000,000, 1,000,000 and 250,000 shares of the Company’s common stock, respectively.

Director Compensation

Name(1)	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Jo Webber	40,000	-	40,000
Ernest Cimadamore	-	-	-
Pradeep Ittycheria	-	-	-
Kirk Bradley	-	-	-
Martha McGeary Snider	90,000	33,975	123,975
Darr Aley	-	84,279	84,279

(1)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.   The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 9 of the Notes to Financial Statements.

Narrative Disclosure to Directors Compensation Table

Other than Jo Webber and Martha McGeary Snider, we did not pay an annual fee to any of our directors during 2012.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees. We do not have a formal director compensation plan.

Consulting Agreements

Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Mr. Cimadamore has served as our Secretary since 2008 and as a member of our board of directors since August 2010. He previously served as our Chief Financial Officer from 2008 through August 2010 and as our President and Chief Executive Officer from August 2010 through February 2012. The agreement provides that Toria, Inc. will provide business development, strategic and such other advice and services that may be requested by us. In connection with the agreement, Toria received a fee of $750 per week for the services rendered. The agreement was terminated in March 2012.

Option Issuance

On March 2, 2012, we issued options to Ms. Snider under the 2008 Equity Incentive Plan to purchase 250,000 shares of our common stock, at an exercise price of $.58.  The options were fully exercisable upon grant and expire on March 1, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Ms. Webber under the 2008 Equity Incentive Plan to purchase 2,000,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Mr. Cimadamore under the 2008 Equity Incentive Plan to purchase 250,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On March 31, 2012, we issued options to Mr. Ittycheria under the 2008 Equity Incentive Plan to purchase 1,000,000 shares of our common stock, at an exercise price of $.65.  The options were fully exercisable upon grant and expire on March 30, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On June 5, 2012, we issued options to Mr. Aley under the 2008 Equity Incentive Plan to purchase 200,000 shares of our common stock, at an exercise price of $1.67.  The options were fully exercisable upon grant and expire on June 4, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

On November 26, 2012, we issued options to Mr. Dwyer under the 2008 Equity Incentive Plan to purchase 1,000,000 shares of our common stock, at an exercise price of $1.20.  The options vest over a three year period and expire on November 26, 2017.  For a more complete description of the terms and conditions of these options, including a description of the change in control provisions, please see “2008 Equity Incentive Plan” below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 14, 2013, information with respect to the securities holdings of all persons that we have reason to believe, pursuant to filings with the SEC, may be deemed the beneficial owner of more than 5% of our outstanding common stock.  The following table also sets forth, as of such date, the beneficial ownership of our common stock by our executive officers in named in the compensation tables provided herein and by all executive officers and directors, as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of our common stock that may be acquired by such beneficial owners within 60 days of March 14, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all common stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below, and has an address of c/o Virtual Piggy, Inc., 1221 Hermosa Avenue, Suite 210, Hermosa Beach, CA  90254

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership(1)	Percentage of Class
5% Beneficial Owners
Peter Pelullo 630 West Germantown Pike, Suite 180 Plymouth Meeting, PA 19462	16,961,840(2)	16.61%
John Paul Dejoria Family Trust 1888 Century Park East, Suite 1600 Century City, CA 90067	8,800,000(3)	8.56%

Executive Officers and Directors

Jo Webber	8,116,667(4)	7.52%
Pradeep Ittycheria	3,247,620(5)	3.11%
Kirk Bradley	2,142,858(6)	2.09%
Martha McGeary Snider	1,300,000(7)	1.27%
Ernest Cimadamore	1,083,333(8)	1.06%
Darr Aley	300,000(9)	*
Tom Keefer	368,333(10)	*
All officers and directors as a group (8 persons)	16,558,811	14.60%

*Less than 1 percent

(1)  This table has been prepared based on 101,750,842 shares of our common stock outstanding on March 14, 2013.

(2)  Consists of 4,892,858 shares of common stock held in the name of Mr. Pelullo, 11,726,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, and 342,857 shares underlying warrants exercisable at $0.75 per share. Mr. Pelullo is a former officer and director of the Company and may be deemed to be a promoter of the Company.

(3) Consists of 7,800,000 shares of common stock and 1,000,000 shares underlying warrants exercisable at $0.50 per share.

(4)  Consists of 1,950,000 shares of common stock, 2,000,000 shares underlying warrants exercisable at $0.04 per share, 100,000 shares underlying warrants exercisable at $0.75 per share, 3,000,000 shares underlying options exercisable at $0.04 per share, 400,000 shares underlying options exercisable at $0.90 per share and 666,667 shares underlying options exercisable at $0.65.

(5)  Consists of 571,429 shares of common stock, 1,142,858 shares underlying warrants exercisable at $0.04 per share, 1,000,000 shares underlying options exercisable at $0.04 per share, and 200,000 shares underlying options exercisable at $0.90 per share and 333,333 shares underlying options exercisable at $0.65.

(6)  Consists of 1,428,572 shares of common stock and 714,286 shares underlying warrants exercisable at $0.50 per share.

(7)  Consists of 700,000 shares of common stock, 350,000 shares underlying warrants exercisable at $0.50 per share, 250,000 shares underlying options exercisable at $0.58 per share.

(8)  Consists of 250,000 shares underlying options exercisable at $0.04 per share, 250,000 shares underlying options exercisable at $0.75 per share, 250,000 shares underlying options exercisable at $0.90 per share and 83,333 shares underlying options exercisable at $0.65 per share. Also consists of 250,000 shares held by Toria, Inc., of which Mr Cimadamore is a beneficial owner.

(9)  Consists of 200,000 shares underlying options exercisable at $1.79 per share and 100,000 shares underlying options exercisable at $1.00 per share held by Inspire Ventures, LLC.

(10)  Consists of 25,000 shares underlying options exercisable at $0.60 per share, 83,333 shares underlying options exercisable at $0.50 per share, 10,000 shares underlying options at $0.52 per share and 250,000 underlying options at $0.65 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	15,910,000	$.71	2,490,000

Equity compensation plans not approved by security holders	-	-	-

Total:	15,910,000	$.71	2,490,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Ernest Cimadamore, our secretary; and (ii) Peter Pelullo, our former corporate development manager and director.

During the years ended December 31, 2012 and 2011, Mr. Pelullo advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $104,828 and $92,443 were incurred and reimbursed during the years ended December 31, 2012 and 2011.  In conjunction with a consulting agreement entered on April 1, 2012, Mr. Pelullo also received $150,000.

Effective January 1, 2011, we entered into a consulting agreement with Toria, Inc., which is owned by Ernest Cimadamore and his wife. Mr. Cimadamore  has served as our Secretary since 2008 and as a member of our board of directors since August 2010. He previously served as our Chief Financial Officer from 2008 through August 2010 and as our President and Chief Executive Officer from August 2010 through February 2012. The agreement provides that Toria, Inc. will provide business development, strategic and such other advice and services that may be requested by us. In connection with the agreement, Toria received a fee of $750 per week for the services rendered. The agreement was terminated in March 2012. Toria was paid $14,560 during the year ended December 31, 2012.

Scott McPherson’s (former Chief Financial Officer) accounting firm, McPherson, CPA, PLLC provided accounting services to the Company.  In 2012 and 2011, we paid to McPherson CPA, PLLC, aggregate fees in the amount of $143,800 and $66,200, respectively.

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

Effective March 5, 2012, Luke Pelullo, the son of Peter Pelullo, began serving as an account manager for the Company at an annual salary of $75,000. He also received grants of options to purchase 110,000 shares of our common stock. Peter Pelullo currently owns approximately 13.59% of our outstanding common stock. He is also a former officer and director of the Company and may be deemed to be a promoter of the Company.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market.  We believe that Kirk Bradley, Martha McGeary Snider, and Darr Aley each qualify as an “independent director” pursuant to such rules.  We believe that Jo Webber, Ernest Cimadamore and Pradeep Ittycheria are not “independent directors” pursuant to such rules.  Our board of directors has not created separately-designated standing committees.  Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2012 and 2011 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2012 and 2011were $58,900 and $33,600, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2012 and 2011.

Tax Fees

During the fiscal years ended December 31, 2012 and 2011, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the year ended December 31, 2012 and 2011, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.
(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).
4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012)
4.3	Form of Warrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).
10.1*
Employment Agreement between the Company and Ernest Cimadamore  (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2** *	Offer Letter, dated February 2, 2012, by and between the Company and Jo Webber.
10.3*
Offer Letter, dated November 26, 2012, by and between the Company and Joseph Dwyer (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 28, 2012).

10.4** *	Offer Letter, dated November 16, 2011, by and between the Company and Tom Keefer.
10.5*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).
10.6*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).
31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2013.

Virtual Piggy, Inc.

By:	/s/ Jo Webber
Jo Webber, Chairman of the Board, Chief Executive Officer and Principal Executive Officer

/s/ Joseph Dwyer
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jo Webber	Chairman of the Board, Chief Executive Officer and Director	March 15, 2013
Jo Webber

/s/Pradeep Ittycheria	Chief Technology Officer and Director	March 15, 2013
Pradeep Ittycheria

/s/ Ernest Cimadamore	Secretary and Director	March 15, 2013
Ernest Cimadamore

/s/ Joseph Dwyer	Chief Financial Officer	March 15, 2013
Joseph Dwyer

/s/ Kirk Bradley	Director	March 12, 2013
Kirk Bradley

/s/ Martha McGeary Snider	Director	March 13, 2013
Martha McGeary Snider

/s/Darr Aley	Director	March 8, 2013
Darr Aley

Virtual Piggy, Inc.
 (A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Virtual Piggy, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Virtual Piggy, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and for the period February 11, 2008 (date of inception) through December 31, 2012. We also have audited Virtual Piggy, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtual Piggy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Piggy, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period February 11, 2008 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Virtual Piggy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company's losses from development stage activities raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen LLP

Bala Cynwyd, PA
March 15, 2013

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2012	December 31, 2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,371,036	$186,159
Accounts Receivable	53	2,500
Insurance receivable	75,000	-
Prepaid expenses	20,500	1,765

TOTAL CURRENT ASSETS	7,466,589	190,424

PROPERTY AND EQUIPMENT
Computer equipment	70,149	15,679
Furniture and fixtures	46,130	-
	116,279	15,679
Less: accumulated depreciation	(19,580)	(6,244)
	96,699	9,435

OTHER ASSETS
Deposit	65,000	2,667
Patents and trademarks, net of accumulated amoritization of
$13,678 and $1,622	362,496	78,013
	427,496	80,680

TOTAL ASSETS	$7,990,784	$280,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$704,602	$358,513
Litigation settlement	450,000	-
Notes payable, net of discount of $0 and $65,560	-	284,440

TOTAL CURRENT LIABILITIES	1,154,602	642,953

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2012 and
December 31, 2011	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
101,417,508 and 66,871,422 shares issued and outstanding at
December 31, 2012 and December 31, 2011	10,142	6,687

Common stock subscribed	50,000	-

Common stock subscription receivable	(50,000)	-

Additional paid in capital	26,300,114	7,065,247

Deficit accumulated during the development stage	(19,474,074)	(7,434,348)

STOCKHOLDERS' EQUITY (DEFICIT)	6,836,182	(362,414)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,990,784	$280,539

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Years Ended December 31, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to December 31, 2012

	Cumulative	Year Ended	Year Ended
	Since	December 31,	December 31,
	Inception	2012	2011

SALES	$5,139	1,213	$3,926

OPERATING EXPENSES
General and administrative	2,170,773	1,593,686	290,924
Consulting	8,303,679	5,187,616	1,143,941
Marketing	866,323	693,737	128,113
Payroll	3,160,069	2,730,006	16,733
Professional fees	1,602,957	577,699	365,211
Research and development	1,411,752	584,668	581,707
Travel	1,440,481	588,671	165,782
Total operating expenses	18,956,034	11,956,083	2,692,411

OTHER INCOME (EXPENSE)
Interest income	8,655	5,704	1,724
Interest expense	(531,834)	(90,560)	(38,035)
	(523,179)	(84,856)	(36,311)

NET LOSS	$(19,474,074)	$(12,039,726)	$(2,724,796)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE		$(0.14)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING		85,325,709	65,538,714

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to December 31, 2012

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total
Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	-	-	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	-	-	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	-	-	(6)	-	-
Issuance of share of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	-	-	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	-	-	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	-	-	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	-	-	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	27,899	-	27,899
Net loss	-	-	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	-	-	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	-	-	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	-	-	82,650	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	-	-	499,875	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	-	-	20,930	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	3,146	-	3,146
Nonemployee options issued for services on January 24, 2011, and valued at $.20 per share	-	-	-	-	46,019	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	52,243	-	52,243
Net loss	-	-	-	-	-	(2,724,796)	(2,724,796)

Balance December 31, 2011	66,871,422	6,687	-	-	7,065,247	(7,434,348)	(362,414)

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to December 31, 2012

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	2,625,000	262	-	-	1,049,738	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share	7,942,858	794			5,559,206	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share	666,667	67			499,933	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	759,292	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	39,751	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	283,460	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	150,631	-	150,631
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	50,000	(50,000)	-	-	-
Net loss	-	-	-	-	-	(12,039,726)	(12,039,726)

Balance December 31, 2012	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	6,836,182

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to December 31, 2012

	Cumulative	Year Ended	Year Ended
	Since	December 31,	December 31,
	Inception	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,474,074)	$(12,039,726)	$(2,724,796)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	88,601	-	88,601
Fair value of options issued in exchange for services	1,940,150	1,235,353	101,408
Fair value of stock issued in exchange for services	4,741,964	3,312,537	49,000
Amortization of deferred costs	78,243	-	-
Accretion of discount on notes payable	426,095	65,560	38,035
Depreciation and amortization	33,258	25,392	4,623
Provision for bad debt	42,768	-	-
Loss on disposal of fixed assets	2,726	2,726	-
(Increase) decrease in assets
Accounts receivable	(53)	2,447	(2,500)
Insurance receivable	(75,000)	(75,000)	-
Other receivable	(42,768)	-	-
Prepaid expenses	(20,500)	(18,735)	21,176
Deposits	(65,000)	(62,333)	-
Increase in liabilities
Accounts payable and accrued expenses	1,477,102	1,118,589	268,498

Net cash used in operating activities	(10,846,488)	(6,433,190)	(2,155,955)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(119,004)	(103,326)	(2,699)
Patent and Trademark costs	(376,175)	(296,539)	(79,635)

Net cash used in investing activities	(495,179)	(399,865)	(82,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	747,500	-	500,000
Repayment of note payable - stockholders	(572,500)	(175,000)	(150,000)
Proceeds from notes payable	75,000	-	-
Proceeds from issuance of common stock	17,725,989	14,196,932	500,000
Proceeds from exercise of options	384,000	24,000	-
Proceeds from exercise of warrants	445,714	-	-
Stock issuance costs	(93,000)	(28,000)	-

Net cash provided by financing activities	18,712,703	14,017,932	850,000

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	7,371,036	7,184,877	(1,388,289)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	186,159	1,574,448

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,371,036	$7,371,036	$186,159

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$2,498	$-	$-

Fair value of common stock issued as discount for notes payable	$483,409	$-	$-

Conversion of notes payable and accrued interest into common stock	$275,000	$200,000	$-

Fair value of warrants issued as discount for notes payable	$20,930	$-	$-

Common stock subscription	$50,000	$50,000	$-

Issuance of common stock for settlement of payable	$297,500	$297,500	$-

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits.

The Virtual Piggy product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Virtual Piggy was launched in the US in 2012 and was launched in the European market in 2013.

The Company has secured merchant agreements with over 80 merchants in the US to deploy Virtual Piggy on their websites.  Over 20 of these merchants are using Virtual Piggy live with their e-commerce systems and the Company is in the process of integrating the other signed merchants. The Company is continuing to add merchants. In addition, Virtual Piggy has the capability to offer and deliver digital gift cards.

The Company initially concentrated its efforts on developing a business plan which was designed to allow it to create the massive multiplayer online gaming platform (the “Platform”) and massive multiplayer online games (“MMOGs”) for use on its Platform. Commencing in the fourth quarter of 2010, in light of the Company’s belief that  increased market interest towards the security aspects of online gaming and social networking have emerged, the Company  refocused its efforts towards delivering its Virtual Piggy ecommerce platform.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, insurance receivable, notes payable and accounts payable and accrued expenses.  The carrying value of cash, accounts receivable, insurance receivable, notes payable and accounts payable and accrued expenses approximate fair value, because of their short maturity.

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

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue at the time of the sale of the associated product.

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 through 2012 remain subject to examination by major tax jurisdictions.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements
As of December 31, 2012 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2012, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2011 financial statements have been reclassified in order for them to be in conformity with the 2012 presentation.

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

Since inception, the Company has focused on developing and implementing its business plan.  The Company has begun to pay salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company may be unable to execute upon the business plan or pay costs and expenses as they are incurred, which could have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Virtual Piggy service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to generate additional revenue to support operations.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 3 – GOING CONCERN (Continued)

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $2,717,650, net of stock issuance costs of $28,000 through a private placement of its equity securities from December 31, 2011 through March 31, 2012.  The Company also raised $4,341,282 through an additional private placement from April 5, 2012 through June 30, 2012 and has received commitments for an additional $1,100,000 through other private placements of which the Company has received $1,050,000 through December 31, 2012.  The remaining $50,000 is expected to be paid in March 2013. The Company also raised $6,060,000 through other private placements from November 2012 through December 31, 2012.

The Company is in the development stage at December 31, 2012.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 4 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  At December 31, 2012 and 2011, capitalized patent costs were $376,174 and $79,635.  Amortization expense for patents was $12,056 and $1,622 for the years ended December 31, 2012 and 2011.

NOTE 5 – NOTES PAYABLE

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consisted of a demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share with a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  During the years ended December 31, 2012 and 2011, $65,560 and $38,035 of interest was accreted on the notes payable.  As of December 31, 2011, $150,000 of the $500,000 was repaid.

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable were repaid.

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

At December 31, 2012, the Company has a net operating loss (“NOL”) that approximates $25.5 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2012	2011
Current	$(4,789,000)	$(1,020,000)
Deferred	(502,000)	(79,000)
Change in valuation allowance	5,291,000	1,099,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(4,214,000)	(35)	$(943,000)	(35)
State tax, net of federal tax effect	(704,000)	(6)	(159,000)	(6)
Non-deductible share-based compensation	(373,000)	(3)	3,000	-
Change in valuation allowance	5,291,000	44	1,099,000	41

	$-	-	$-	-

The primary components of the Company’s December 31, 2012 and 2011 deferred tax assets, liabilities and related valuation allowances are as follows:
	December 31,	December 31,
	2012	2011

Deferred tax asset for NOL carryforwards	$10,432,000	$5,643,000
Deferred tax asset for stock based compensation	640,000	138,000
Valuation allowance	(11,072,000)	(5,781,000)

	$-	$-

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 7 – LITIGATION SETTLEMENT

The Company entered into a settlement agreement with an investor, whereby the Company agreed to pay the investor a settlement of $450,000 and the investor agreed to cease trading in the Company’s stock and to return warrants issued to the investor.  The Company’s insurance carrier agreed to reimburse the Company with respect to this litigation.  Both the settlement payment and the insurance company settlement were completed in 2013.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company has received $950,000 as of December 31, 2012 under this agreement and received the remaining $50,000 on March 1, 2013.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

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

During November and December 2012, the Company entered into private placements for shares of the Company’s common stock.  The shares were sold at a purchase price of $.70 per share.  Through December 31, 2012, 7,942,858 shares were sold raising $5,560,000.

In December 2012, the Company entered into private placements for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through December 31, 2012, 666,667 shares were sold raising $500,000.

NOTE 9 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2012, 16,185,000 options have been issued and are unexercised, and 215,000 options are available to be issued under the Plan.  Of the 16,185,000 options that have been issued and are unexercised, 12,885,000 options were granted to employees or persons who later became employees and 3,300,000 options were granted to non-employees.

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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.

In 2008, the Company issued 14,950,002 warrants as part of the units included in the private placements, which were to expire three years from the date of issuance.  The expiration date for unexpired and unexercised warrants was extended on January 24, 2011 to six years from the date of issuance.  As of January 24, 2011, there were two directors that held warrants to purchase an aggregate of 3,142,858 shares of the Company’s common stock at $.04 per share and 100,000 shares of the Company’s common stock at $.75 per share.  The warrants to purchase 3,242,858 shares of the Company’s common stock were reclassified from non-employee warrants to incentive stock warrants, because the recipients had become directors subsequent to the date of original issuance.  These warrants were revalued and the incremental cost charged to expense was $16,733.  There were also seven consultants that held warrants to purchase an aggregate of 564,286 shares of the Company’s common stock at $.75 per share.  These warrants were revalued, at fair value, and the incremental cost charged to expense was $71,868.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 32.3%, risk free interest rate of 1.05% and expected warrant life of 3 to 3.5 years.  The warrants expire 6 years from date of original issuance.  The incremental fair value of the warrants was expensed immediately.

On January 27, 2012, the Company issued an employee an option to purchase 30,000 shares of the Company’s common stock at $.52 per share.  These options have been valued at $3,718, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.4%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed over the three year vesting term.

On February 28, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $3,120, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

On March 2, 2012, the Company issued a Board Member an option to purchase 250,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $33,975, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.9%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed immediately.

On March 5, 2012, the Company issued an employee an option to purchase 25,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $2,680, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.0%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

On March 31, 2012, the Company issued five employees, options to purchase 4,010,000 shares in the aggregate of the Company’s common stock at $.65 per share.  These options have been valued at $759,810, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In April 2012, the Company issued six employees options to purchase an aggregate of 80,000 shares of the Company’s common stock at exercise prices ranging from $.65 to $.97 per share.  These options were valued at $17,310 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.2% to 33.4%, risk free interest rate of .82% to 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In June 2012, the Company issued three employees and one board member options to purchase an aggregate of 470,000 shares of the Company’s common stock at exercise prices ranging from $1.53 to $1.82 per share.  These options were valued at $217,293, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.3% to 35.5%, risk free interest rate of .68% to .72% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

In July 2012, the Company issued one employee options to purchase an aggregate of 15,000 shares of the Company’s common stock at an exercise price of $1.23 per share.  These options were valued at $5,493 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 32.9%, risk free interest rate of .61% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In August 2012, the Company issued seven employees options to purchase an aggregate of 380,000 shares of the Company’s common stock at exercise prices ranging from $1.26 to $1.43 per share.  These options were valued at $123,381, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5% to 29.1%, risk free interest rate of .63% to .69% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In September 2012, the Company issued one employee options to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.54 per share.  These options were valued at $26,303, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.5%, risk free interest rate of .62% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term or immediately if there is no vesting term.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

In October 2012, the Company issued one employee options to purchase 75,000 shares of the Company’s common stock at an exercise price of $1.35 per share.  These options were valued at $23,263 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.5%, risk free interest rate of .70% to and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In November 2012, the Company issued thirteen employees options to purchase an aggregate of 1,295,000 shares of the Company’s common stock at exercise prices between $1.01 and $1.35 per share.  These options were valued at $371,313, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility between 26.1% and 29.3%, risk free interest rate between .76% and .83% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

Cumulatively and for the years ended December 31, 2012 and 2011, the Company expensed $847,437, $434,093 and $16,733 relative to employee options/warrants granted.  As of December 31, 2012, there was $1,250,906 of unrecognized compensation expense related to employee non-vested market-based share awards.

A summary of stock option/warrant transactions for employees from February 11, 2008 (date of inception) to December 31, 2012 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception)	-	$-	$-

Granted	6,000,000	0.04	0.04
Exercised	(1,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	4,250,000	$0.04	$0.04

Granted	-	-	-
Exercised	(2,750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	1,500,000	$0.04	$0.04

Granted	2,600,000	.90 to 1.00	0.83
Exercised	(1,000,000)	0.04	(0.04)
Terminated	(2,000,000)	1.00	(0.65)

Outstanding, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Granted	625,000	0.60	0.04
Reclassified from non-employee	7,742,858	.04 to 0.90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	6,730,000	0.50 to 1.82	$0.34
Issued under Private Placement	500,786	0.50	0.01
Reclassified from non-employee	810,000	0.50 to 0.75	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, December 31, 2012	17,258,644	$.04 to $1.82	$0.48

Exercisable, December 31, 2012	10,728,644	$.04 to $1.67	$0.26

Weighted Average Remaining Life,
Exercisable, December 31, 2012 (years)	1.2

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

On January 24, 2011, the Company issued four consultants options to purchase an aggregate of 230,000 shares of the Company’s common stock at $1.00 per share.  These options have been valued at $46,019, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 33.5%, risk free interest rate of 2.03% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On July 1, 2011, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.91 per share.  These options have been valued at $19,234, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.8%, risk free interest rate of 1.80% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On July 22, 2011, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $4,150, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 38.0%, risk free interest rate of 1.53% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On August 2, 2011, the Company issued a consultant an option to purchase 20,000 shares of the Company’s common stock at $.60 per share.  These options have been valued at $3,803, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 39.6%, risk free interest rate of 1.23% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are being expensed as the service is provided.

On August 15, 2011, the Company issued a consultant an option to purchase 150,000 shares of the Company’s common stock at $.75 per share.  These options have been valued at $27,273, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 55.8%, risk free interest rate of .99% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the service was provided.

On January 2, 2012, the Company issued a consultant an option to purchase 250,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $51,692 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.2%, risk free interest rate of 0.9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

On January 17, 2012, the Company issued a consultant an option to purchase 200,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $31,437, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 28.0%, risk free interest rate of 0.8% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On March 31, 2012, the Company issued two consultants options to purchase 100,000 shares in the aggregate of the Company’s common stock at $.65 per share.  These options have been valued at $18,947, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the service is provided.

On April 1, 2012, the Company issued a company owned by the former manager of corporate development an option to purchase 250,000 shares of the Company’s common stock at $.70 per share pursuant to an agreement that also required a cash payment of $150,000.  These options have been valued at $43,028, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance. Options granted are being expensed through May 31, 2013, the term of the agreement.

In May 2012, the Company issued a consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $2.17 per share.  These options were valued at $79,978 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of .75% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed when the services were provided.

In July 2012, the Company issued one consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.55 per share.  These options were valued at $40,373 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.3%, risk free interest rate of .64% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed when the services are provided.

In August 2012, the Company issued two consultants options to purchase an aggregate of 400,000 shares of the Company’s common stock at exercise prices ranging from $.35 to $1.11 per share.  These options were valued at $321,221, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 27.1% to 30.5%, risk free interest rate of .27% to .67% and expected option lives of from two to five years.  The options expire between two and five years from the date of issuance.  Options granted will be expensed when the services are provided.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

In September 2012, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.75 per share.  These options were valued at $81,697, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.6%, risk free interest rate of .27% and expected option life of two years.  The options expire two years from the date of issuance.  Options granted will be expensed when the service is provided.

In October 2012, the Company issued a consultant options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.14 per share.  These options were valued at $5,381, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5%, risk free interest rate of .19% and expected option life of one year.  The options expire one year from the date of issuance.  The options granted were expensed when the service was provided.

In November 2012, the Company issued four consultants options to purchase an aggregate of 765,000 shares of the Company’s common stock at an exercise price of $1.01 per share.  These options were valued at $188,830, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 26.1%, risk free interest rate of .76% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the term of the agreement.

In December 2012, the Company issued a consultant warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share.  These options were valued at $195,318, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.7%, risk free interest rate of .76% and expected option life of one years.  The options expire five years from the date of issuance.  Options granted will be expensed over the term of the agreement.

Cumulatively and for the years ended December 31, 2012 and 2011, the Company expensed $1,092,714, $801,260 and $101,408 relative to non-employee options/warrants granted.  As of December 31, 2012, there was $89,172 of unrecognized compensation expense related to non-vested market-based share awards.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock options/warrants of the Company from February 11, 2008 (date of inception) to December 31, 2012 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, February 11, 2008 (Date of Inception	-	$-	$-

Granted	23,450,002	0.04 to 0.75	0.07
Exercised	(750,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2008	22,700,002	$0.04 to $0.75	$0.07

Granted	125,000	2.30	0.01
Exercised	(4,000,000)	0.04	0.04
Expired	-	-	-

Outstanding, December 31, 2009	18,825,002	$0.04 to $2.30	$0.09

Granted	1,620,000	0.75 to 0.90	0.13
Exercised	(9,892,858)	0.04	0.04
Retired	(400,000)	0.04	0.04

Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	0.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	0.04 to 0.90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	2,565,000	0.35 to 2.17	0.12
Issued under Private Placement	11,967,152	0.50 to 1.00	0.38
Reclassified to employee	(810,000)	0.50 to 0.75	-
Exercised	(350,000)	0.04	-
Expired	(375,000)	0.91 to 1.00	-

Outstanding, December 31, 2012	16,181,438	$0.04 to $2.30	$0.63

Exercisable, December 31, 2012	15,941,438	$0.04 to $2.30	$0.62

Weighted Average Remaining Life,
Exercisable,December 31, 2012 (years)	1.8

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - OPERATING LEASES

For the years ended December 31, 2012 and 2011, total rent expense under leases amounted to $146,319 and $34,944.  At December 31, 2012, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	80,360
2014	66,643
2015	39,688

$186,691

NOTE 11 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of the Company without charge.

During the years ended December 31, 2012 and 2011, a consultant and beneficial owner of the Company, owning more than five percent of the outstanding common shares of the Company, advanced expenses on behalf of the Company in connection with research and implementation of the Company’s business plans.  Expenses totaling $104,828 and $92,443 were incurred and reimbursed during the years ended December 31, 2012 and 2011.  In conjunction with a consulting agreement entered on April 1, 2012, the former manager of corporate development also received $150,000.

During the years ended December 31, 2012 and 2011, a marketing company owned by the Secretary and his spouse was paid $14,560 and $32,250.

During the years ended December 31, 2012 and 2011, the certified public accounting firm owned by the former Chief Financial Officer was paid $143,800 and $60,000 for accounting services.

In September 2012, the Company entered into a consulting agreement with a company which is partly owned by one of our directors.  The agreement granted this company 100,000 stock options on the date on which the agreement was executed.  The options were valued at $81,697 and expensed in 2012.  Additionally, the agreement set forth the terms under which this company could earn additional stock options based on achieving milestones related to merchant acquisition.  No additional compensation was earned, and this agreement expired in November 2012.

NOTE 12 – SUBSEQUENT EVENTS

On January 1, 2013, the Company entered into an agreement with a consultant and beneficial owner of the Company, owning more than five percent of the outstanding common shares of the Company whereby the Company will pay $12,500 per month beginning January 1, 2013 for a term of one year.

Subsequent to year end, the Company issued options to purchase an aggregate of 2,177,500 shares of the Company’s common stock at exercise prices ranging from $0.99 to $1.48 per share. The options generally expire five years from the date of issuance and have varying vesting terms.

In January 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through January 31, 2012, 333,333 shares were sold raising $250,000.

In March 2008, the Company issued 4,500,000 options to three directors.  On January 24, 2013, the expiration date for unexpired and unexercised options of 4,250,000 was extended from March 3, 2013 to March 3, 2015.

The Board of Directors approved a 2013 Equity Incentive Plan providing for the issuance of up to five million shares of the Company’s common stock.

In March 2013, the Company’s board of directors approved an increase in the Company’s authorized shares of common stock, from 150 million to 250 million shares, subject to shareholder approval.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 12 – SUBSEQUENT EVENTS (Continued)

In February 2013, the Company entered into an office lease expiring on January 31, 2014 at a monthly rental of £2,849 per month with the first and seven months being free.

In February 2013, the Company entered into a one year corporate apartment lease in London for £4,117 per month.

In February 2013, the Company extended a housing lease for one year expiring on April 3, 2014 at a monthly rental of $1,606 per month.

In February 2013, Virtual Piggy entered into an agreement with PlaySpan, a VISA company to integrate Virtual Piggy Inc. into the PlaySpan payments platform. PlaySpan is a leading gaming monetization platform.