Form 10-Q
period 2013-03-31
VIRTUAL PIGGY, INC.
filed 2013-05-10
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         ______________    to   ______________

Commission file number:	0-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  102,702,363 shares of common stock outstanding at May 9, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,376,048	$7,371,036
Accounts Receivable	141	53
Insurance receivable	-	75,000
Prepaid expenses	23,964	20,500

TOTAL CURRENT ASSETS	5,400,153	7,466,589

PROPERTY AND EQUIPMENT
Computer equipment	85,432	70,149
Furniture and fixtures	53,714	46,130
	139,146	116,279
Less: accumulated depreciation	(25,882)	(19,580)
	113,264	96,699

OTHER ASSETS
Deposit	73,900	65,000
Patents and trademarks, net of accumulated amoritization of
$19,047 and $13,678	448,873	362,496
	522,773	427,496

TOTAL ASSETS	$6,036,190	$7,990,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$852,814	$704,602
Litigation settlement	-	450,000

TOTAL CURRENT LIABILITIES	852,814	1,154,602

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at March 31, 2013 and
December 31, 2012	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
102,675,842 and 101,417,508 shares issued and outstanding at
March 31, 2013 and December 31, 2012	10,268	10,142

Common stock subscribed	-	50,000

Common stock subscription receivable	-	(50,000)

Additional paid in capital	27,330,699	26,300,114

Deficit accumulated during the development stage	(22,157,591)	(19,474,074)

STOCKHOLDERS' EQUITY	5,183,376	6,836,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,036,190	$7,990,784

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended March 31, 2013 and 2012 and
For the period February 11, 2008 (Date of Inception) to March 31, 2013
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Since
	2013	2012	Inception

SALES	$88	$1,168	$5,227

OPERATING EXPENSES
Payroll	1,093,979	206,976	4,254,048
Consulting	289,744	641,849	8,593,423
Marketing	287,633	200,978	1,153,956
Research and development	175,144	86,606	1,586,896
Travel	247,479	87,768	1,687,960
Professional fees	231,895	144,913	1,834,852
General and administrative	361,220	140,200	2,531,993
Total operating expenses	2,687,094	1,509,290	21,643,128

OTHER INCOME (EXPENSE)
Interest income	3,489	317	12,144
Interest expense	-	(37,106)	(531,834)
	3,489	(36,789)	(519,690)

NET LOSS	$(2,683,517)	$(1,544,911)	$(22,157,591)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	101,792,509	70,042,470

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to March 31, 2013

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to March 31, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	-	-	35,624	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	-	-	400,694	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	-	-	(6)	-	-
Issuance of shares of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	-	-	1,924,037	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	-	-	74,962	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	-	-	99,989	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	-	-	119,700	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	13,816	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	27,899	-	27,899
Net loss	-	-	-	-	-	(1,489,190)	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	-	-	6,222,793	(4,709,552)	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	-	-	48,990	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	-	-	82,650	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	-	-	499,875	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	-	-	20,930	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	-	-	88,601	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	3,146	-	3,146
Nonemployee options issued for services on January 24, 2011, and valued at $.20 per share	-	-	-	-	46,019	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	52,243	-	52,243
Net loss	-	-	-	-	-	(2,724,796)	(2,724,796)

Balance December 31, 2011	66,871,422	6,687	-	-	7,065,247	(7,434,348)	(362,414)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to March 31, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total
Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	2,625,000	262	-	-	1,049,738	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share	7,942,858	794			5,559,206	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share	666,667	67			499,933	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	759,292	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	39,751	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	283,460	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	150,631	-	150,631
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	50,000	(50,000)	-	-	-
Net loss	-	-	-	-	-	(12,039,726)	(12,039,726)

Balance December 31, 2012 (Audited)	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	6,836,182

Issuance of shares of common stock and 93,750 warrants through March 31, 2013 through private placement at $.80 per unit	125,000	13	-	-	49,987	-	50,000
Issuance of shares of common stock through March 31, 2013, through a private placement at $0.75 per share	1,133,334	113	-	-	849,887	-	850,000
Fair value of revalued options $1.07 per share	-	-	-	-	780	-	780
Nonemployee options issued for services from January 2012 through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	16,378	-	16,378
Nonemployee options issued for services from January 2013 through March 2013, vested immediately to 2 years and valued from $.09 to $.74 per share	-	-	-	-	41,416	-	41,416
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	120,699	-	120,699
Employee options issued for services on January 2013 through March 31 2013, vesting over three years and valued at $.22 to $.29 per share	-	-	-	-	12,221	-	12,221
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	(50,000)	50,000	-	-	-
Stock issuance costs	-	-	-	-	(60,783)	-	(60,783)
Net loss	-	-	-	-	-	(2,683,517)	(2,683,517)

Balance March 31, 2013 (Unaudited)	102,675,842	10,268	-	-	27,330,699	(22,157,591)	5,183,376

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012 and
For the period February 11, 2008 (Date of Inception) to March 31, 2013
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Since
	2013	2012	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,683,517)	$(1,544,911)	$(22,157,591)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	-	88,601
Fair value of options issued in exchange for services	191,494	89,986	2,131,644
Fair value of stock issued in exchange for services	-	-	4,741,964
Amortization of deferred costs	-	-	78,243
Accretion of discount on notes payable	-	37,105	426,095
Depreciation and amortization	11,671	2,235	44,929
Provision for bad debt	-	-	42,768
Loss on disposal of fixed assets	-	-	2,726
(Increase) decrease in assets
Accounts receivable	(88)	(248)	(141)
Insurance receivable	75,000	-	-
Other receivable	-	-	(42,768)
Prepaid expenses	(3,464)	(34,589)	(23,964)
Deposits	(8,900)	(25,544)	(73,900)
Increase in liabilities
Accounts payable and accrued expenses	(301,789)	326,480	1,175,313

Net cash used in operating activities	(2,719,593)	(1,149,486)	(13,566,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(22,867)	(15,212)	(141,871)
Patent and trademark costs	(91,745)	(74,957)	(467,920)

Net cash used in investing activities	(114,612)	(90,169)	(609,791)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	-	-	747,500
Repayment of note payable - stockholders	-	(150,000)	(572,500)
Proceeds from notes payable	-	-	75,000
Proceeds from issuance of common stock	900,000	2,745,650	18,625,989
Proceeds from exercise of options	-	-	384,000
Proceeds from exercise of warrants	-	-	445,714
Stock issuance costs	(60,783)	(28,000)	(153,783)

Net cash provided by financing activities	839,217	2,567,650	19,551,920

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,994,988)	1,327,995	5,376,048

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,371,036	186,159	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,376,048	$1,514,154	$5,376,048

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,498

Fair value of common stock issued as discount for notes payable	$-	$-	$483,409

Conversion of notes payable and accrued interest into common stock	$-	$-	$75,000

Fair value of warrants issued as discount for notes payable	$-	$-	$20,930

Issuance of common stock for settlement of payable	$-	$-	$297,500

See accompanying notes to these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online e-commerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable and accounts payable and accrued expenses.  The carrying value of cash, accounts receivable and accounts payable and accrued expenses approximate fair value, because of their short maturity.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and any impairment losses.  Expenditures for new equipment and major expenditures for existing equipment are capitalized and depreciation using the straight line method at rates sufficient to depreciate such costs over the estimated productive lives.  All other ordinary repair and maintenance costs are expensed as incurred.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life (in years)

Computer equipment	3 - 5
Furniture and fixtures	7

Recoverability of Long-Lived Assets
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35 “Impairment or Disposal of Long-lived Assets”, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable or that the useful lives of those assets are no longer appropriate. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.

The Company determines the existence of such impairment by measuring the expected future cash flows (undiscounted and without interest charges) and comparing such amount to the carrying amount of the assets. An impairment loss, if one exists, is then measured as the amount by which the carrying amount of the asset exceeds the discounted estimated future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value of such assets less costs to sell. Asset impairment charges are recorded to reduce the carrying amount of the long-lived asset that will be sold or disposed of to their estimated fair values. Charges for the asset impairment reduce the carrying amount of the long-lived assets to their estimated salvage value in connection with the decision to dispose of such assets.

For the three-month period ended March 31, 2013 and 2012, the Company determined that no impairment was required after going through the impairment testing to the operating long-lived assets (property and equipment and patents and trademarks).

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this Update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted the amendments effective January 1, 2013 and their adoption did not have a material impact on the financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2012 financial statements have been reclassified in order for them to be in conformity with the 2013 presentation.

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $900,000, net of stock issuance costs of $60,783 through a private placement of its equity securities from January 1, 2013 through March 31, 2013.

The Company is in the development stage at March 31, 2013.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  The Company is currently contemplating a $5 million private placement offering.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  At March 31, 2013 and 2012, unamortized capitalized patent costs were $467,919 and $154,593.  Amortization expense for patents was $5,265 and $1,054 for the three months ended March 31, 2013 and 2012.

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

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable were repaid.  On April 26, 2012 , the remaining balance of the notes payable and accrued interest of $25,000 was converted into 571,428 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2013 and 2012.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2013, and there was no accrual for uncertain tax positions as of March 31, 2013.  Tax years from 2008 through 2012 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – LITIGATION SETTLEMENT

In December 2012, the Company entered into a settlement agreement with an investor, whereby the Company would pay the investor $450,000 in return for the investor returning warrants issued to the investor.  The Company received $75,000 from its insurance carrier with respect to this litigation and the $450,000 settlement was paid in January 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and two year warrants to purchase up to 6,250,000 shares of the Company’s common stock at an exercise price of $0.50.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.80 per unit.  During December 2011, the Company sold 625,000 units and raised $500,000.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.  During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

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

On April 10, 2012, a company owned by the Company’s Secretary and his wife exercised 250,000 options which raised proceeds of $10,000.

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received the final $50,000 during March 2013 and has received the full $1,000,000 as of March 31, 2013 under this agreement.

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

NOTE 7 – STOCKHOLDERS’ EQUITY (Continued)

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

During the first quarter of 2013, the Company entered into private placements for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through March 31, 2013, 1,133,334 shares were sold raising $850,000.

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2013, 15,290,000 options have been issued and are unexercised, and 110,000 options are available to be issued under the Plan.

During 2013, the Board of Directors (“Board”) of the Company adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, the Company is authorized to grant options, restricted stock and other equity-linked awards up to 5,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2013, 2,027,500 options have been issued and are unexercised, and 2,972,500 shares are available to be issued under the Plan.

The Plans are administered by the Board, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the Plan.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

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

In November 2012, the Company issued fourteen employees options to purchase an aggregate of 1,295,000 shares of the Company’s common stock at exercise prices between $1.01 and $1.35 per share.  These options were valued at $371,313, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility between 26.1% and 29.3%, risk free interest rate between .76% and .83% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In March 2008, the Company issued 4,500,000 options to three directors.  On January 24, 2013, the expiration date for unexpired and unexercised options of 4,250,000 was extended from March 3, 2013 to March 3, 2015.  The incremental increase in value was $780, which was expensed immediately.

In January 2013, the Company issued eighteen employees options to purchase an aggregate of 260,000 shares of the Company’s common stock at exercise prices between $0.99 and $1.05 per share.  These options were valued at $62,662 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility between 23.3% and 26.1%, risk free interest rate between .78% and .89% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

In February 2013, the Company issued four employees options to purchase an aggregate of 760,000 shares of the Company’s common stock at exercise prices between $1.07 and $1.21 per share.  These options were valued at $199,843 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility between 22.5% and 25.1%, risk free interest rate between .78% and .88% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

In March 2013, the Company issued an employee options to purchase 2,500 shares of the Company’s common stock at an exercise price of $1.36 per share.  These options were valued at $728 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.5%, risk free interest rate of .76% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

Cumulatively and for the three months ended March 31, 2013 and 2012, the Company expensed $981,135, $133,698 and $38,650 relative to employee options/warrants granted.  As of March 31, 2013, there was $1,350,169 of unrecognized compensation expense related to employee non-vested market-based share awards.

A summary of stock option/warrant transactions for employees from December 31, 2011 to March 31, 2013 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	6,730,000	0.50 to 1.82	0.34
Issued under Private Placements	500,786	0.50	0.01
Reclassified from non-employee	810,000	0.50 to 0.75	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, December 31, 2012	17,258,644	.04 to 1.82	0.48

Granted	1,022,500	0.99 to 1.36	0.06
Exercised	-	-	-
Expired/terminated	(95,000)	-	-

Outstanding, March 31, 2013	18,186,144	$.04 to $1.82	$0.51

Exercisable, March 31, 2013	12,175,311	$.04 to $1.67	$0.30

Weighted Average Remaining Life,
Exercisable, March 31, 2013 (years)	2.0

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

In December 2012, the Company issued a consultant warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share.  These warrants were valued at $195,318, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.7%, risk free interest rate of .76% and expected option life of one years.  The options expire five years from the date of issuance.  The vesting of the warrants is contingent upon the consultant meeting certain milestones and at December 31, 2012 and March 31, 2013 only 150,000 of the warrants had vested.  For the year ended December 31, 2012, the vested warrants were valued at $58,595 and expensed immediately.  For the three months ended March 31, 2013 no expense was recorded for these warrants.

In January 2013, the Company issued a consultant options to purchase 5,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  These options were valued at $441 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.0%, risk free interest rate of .15% and expected option life of one year.  The options expire one year from the date of issuance.  Options granted will be expensed over the one year term of the consulting agreement.

In March 2013, the Company issued three consultants options to purchase an aggregate of 230,000 shares of the Company’s common stock at exercise prices ranging from $0.75 to $1.48 per share.  These options were valued at $52,807, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 21.7% to 22.6%, risk free interest rate of .14% to .25% and expected option life of one to two years.  The options expire one to two years from the date of issuance.  Options granted will be expensed over the term of the agreements.

In March 2013, the Company granted a consultant 1 million options to purchase shares of  the Company’s common stock at an exercise price of $1.48 per share with a term of two years.  The vesting of these options is contingent upon the consultant achieving certain milestones.  As of March 31, 2013, none of the milestones have been met, and therefore no expense was recorded during the three months ended March 31, 2013.

Cumulatively and for the three months ended March 31, 2013 and 2012, the Company expensed $1,150,518, $57,793 and $348,836 relative to non-employee options/warrants granted.  As of March 31, 2013, there was $75,988 of unrecognized compensation expense related to non-vested market-based share awards.

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes non-employee stock option/warrant of the Company from December 31, 2011 to March 31, 2013 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	2,915,000	0.35 to 2.17	0.12
Issued under Private Placement	11,967,152	0.50 to 1.00	0.38
Reclassified to employee	(810,000)	0.50 to 0.75	-
Exercised	(350,000)	0.04	-
Expired	(375,000)	0.91 to 1.00	-

Outstanding, December 31, 2012	16,531,438	0.35 to 2.30	0.63

Granted	328,750	0.50 to 1.48	0.10
Exercised	-	-	-
Expired	(800,000)	0.50	-

Outstanding, March 31, 2013	17,060,188	$0.35 to $2.30	$0.70

Exercisable, March 31, 2013	15,365,188	$0.35 to $2.30	$0.63

Weighted Average Remaining Life,
Exercisable, March 31, 2013 (years)	1.5

NOTE 9 - OPERATING LEASES

For the three months ended March 31, 2013 and 2012, total rent expense under leases amounted to $55,648 and $8,803.  At December 31, 2012, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	66,884
2014	71,461
2015	39,688

$178,033

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three months ended March 31, 2013 and 2012, a consultant and beneficial owner of the Company, owning more than five percent of the outstanding common shares of the Company, was paid for consulting and travel expenses of the Company for providing strategic advice to the Company.  Expenses totaling $61,065 and $64,106 were incurred and reimbursed during the three months ended March 31, 2013 and 2012.  On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company will pay $12,500 per month beginning January 1, 2013 for a term of one year, which are included in the above expenses.

During the three months ended March 31, 2013 and 2012, a marketing company owned by the Company’s Secretary and his spouse was paid $0 and $14,560.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2013, the Company granted an employee an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.56, which vest over four years and expire in five years.

On April 15, 2013, the Company granted four directors options to purchase an aggregate of 1,050,000 million shares of the Company’s common stock at an exercise price of $1.85, which vest over four years and expire in five years.

On April 15, 2013, the Company granted five directors an aggregate of 26,521 restricted shares of the Company’s common stock for board committee fees in lieu of cash.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

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

The Company has secured merchant agreements with 103 merchants, 19 partners and 17 gift card providers in the US and Europe to deploy Virtual Piggy on their websites.  Approximately 23 of these merchants are using Virtual Piggy in live use and the Company is in the process of integrating the other signed merchants. The Company is continuing to add merchants. In addition, we have the capability to deliver digital gift cards to families using Virtual Piggy. The Company has developed its own online store where families can select and purchase gift cards for delivery to other family members.

Strategic Outlook

We believe that the e-commerce market will continue to grow over the long term.  Within the market, we intend to provide services to the online industry to allow them to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

Our primary strategic objective over the next 12-24 months is to continue our merchant acquisition and rapidly expand our consumer acquisition program which will generate revenue that we believe will ultimately cover our operating expenses and allow us to become profitable.   We began our user acquisition efforts in March 2013 and currently have over 100,000 users.  Our goal for 2013 is to acquire 1 million system users by year end. We plan to achieve this objective by advertising our product and services to consumers through public relations programs, merchant promotions and affiliate marketing programs.  As our service grows, we intend to hire additional information staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended March 31, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended March 31, 2013 and 2012, we generated revenues of $88 and $1,168, respectively.  Our net loss increased $1,138,606 to $2,683,517 for the three months ended March 31, 2013 compared to $1,544,911 for the three months ended March 31, 2012, as a result of increased expenses as further described below.

Payroll Expenses

Payroll expenses were $1,093,979 for the three months ended March 31, 2013 and $206,976 for the three months ended March 31, 2012, an increase of $887,003.  The increase is attributable to general build-out of our business over the last year, through expanding the sales and marketing force as well as hiring employees for the development and infrastructure aspects of the Company.

Consulting Expenses

Consulting expenses for the three months ended March 31, 2013 were $289,744 as compared to $641,849 for the three months ended March 31, 2012, a decrease of $352,105.  The decrease resulted primarily from the settlement of a dispute related to a marketing agreement and stock based compensation related to consulting agreements in 2012, as well as the Company hiring employees rather than using consultants to perform key functions.

Marketing Expenses

For the three months ended March 31, 2013, marketing expenses were $287,633, an increase of $86,655 from $200,978 for the three months ended March 31, 2012.  This increase was a result of the continued active marketing plan to generate consumers and merchants.

Research and Development

Research and development expenses increased $88,538 to $175,144 for the three months ended March 31, 2013 from $86,606 for the three months ended March 31, 2012.  The increased costs have resulted from the Company’s continued efforts to develop its platform, including mobile applications, and integration of merchants into the platform.

Travel Expenses

For the three months ended March 31, 2013, travel expenses were $247,479 an increase of $159,711 from $87,768 for the three months ended March 31, 2012.  The expenses incurred were primarily associated with increased sales and marketing activities, capital raising activities and the opening of the office in the United Kingdom.

Professional Fees

Professional fees increased $86,982 to $231,895 for the three months ended March 31, 2013 from $144,913 for the three months ended March 31, 2012.  The increase related primarily to legal and accounting fees associated with private placements of our securities and increased costs resulting from the Company becoming an accelerated filer and subject to the related requirements of the Sarbanes Oxley Act.

General and Administrative Expenses

General and administrative expenses were $361,220 for the three months ended March 31, 2013 compared to $140,200 for the three months ended March 31, 2012, an increase of $221,020.   The increase is primarily the result of the expansion of our offices, the addition of our London office, an increase in staff related to support our operations and the general expansion of our business.

Interest Expense

During the three months ended March 31, 2013, we incurred no interest expense as compared to $37,106 for the three months ended March 31, 2012.  Interest expense in 2012 related to interim financing until the private placements could be completed and the Company has not incurred term debt since.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $4,500,000.

Net cash used in operating activities for the three months ended March 31, 2013 was $2,719,593, as compared to $1,149,486 for the three months ended March 31, 2012, an increase of $1,570,107. The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring additional employees and opening an office in the United Kingdom.

Net cash used in investing activities for the three months ended March 31, 2013 was $114,612, as compared to $90,169 for the three months ended March 31, 2012, an increase of $24,443.  The increase resulted from the purchase of equipment and costs of patents and trademarks.

Net cash provided by financing activities was $839,217 for the three months ended March 31, 2013, a decrease of $1,728,433 from $2,567,650 for the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Company had begun raising substantial equity financing through a stock purchase agreement, which did not repeat during the three months ended March 31, 2013 and is the primary reason for the decline in financing activities between the two periods.

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

On April 10, 2012, a company owned by the Company’s Secretary and his wife exercised 250,000 options which raised proceeds of $10,000.

On May 2, 2012 the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received $1,000,000 as of March 31, 2013 under this agreement.

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

During November and December 2012, the Company entered into private placements for shares of the Company’s common stock.  The shares were sold at a purchase price of $.70 per share.  The Company sold 7,942,858 shares and raised $5,560,000.

In December 2012 and March 2013, the Company began entering into private placements for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through March 31, 2013, 1,800,000 shares were sold raising $1,350,000.

We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Virtual Piggy, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $14.2 million through sales of common stock and warrants in 2012 and another $900,000 through sales of common stock and warrants during the three months ended March 31, 2013.  The Virtual Piggy product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2013. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and we achieve our goal of 1 million system users by the end of 2013.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy product.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Virtual Piggy  at the time of the sale of the associated product.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2012 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM 1A.	RISK FACTORS.

Management’s Judgment Could Impact the Amount of Non-Cash Compensation Expense

To estimate the fair value of our stock option awards we currently use the Black-Scholes-Merton options pricing model. The determination of the fair value of equity-based awards on the date of grant using an options pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. One of the factors used in determining such value is stock volatility.  Because of the limited trading activity of our common stock, we use the stock volatility of four peer companies.  To the extent that we use different peer companies to measure volatility, a different stock volatility factor may result which would cause a different stock valuation and a related increase or decrease in non-cash compensation expense. If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

This is the only change with respect to risk factors as previously disclosed in our 2012 Form 10-K.  Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2012 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2012 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Equity Issuances During The First Quarter Ended March 31, 2013

On March 1, 2013 we issued 125,000 unregistered common shares priced at $0.40 per share, for net proceeds of $50,000 to an accredited investor, relating to a subscription receivable from a previous private placement. In connection therewith, we issued 62,500 two year warrants to purchase our common stock at $0.50 per share and 31,250 two year warrants to purchase our common stock at $1.00 per share.  The foregoing transaction was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

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

VIRTUAL PIGGY, INC.

Date:	May 10, 2013	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer