Form 10-Q
period 2013-06-30
VIRTUAL PIGGY, INC.
filed 2013-08-09
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  111,352,268 shares of common stock outstanding at August 6, 2013.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,292,164	$7,371,036
Accounts Receivable	199	53
Insurance receivable	-	75,000
Prepaid expenses	186,875	20,500

TOTAL CURRENT ASSETS	8,479,238	7,466,589

PROPERTY AND EQUIPMENT
Computer equipment	93,159	70,149
Furniture and fixtures	53,714	46,130
	146,873	116,279
Less: accumulated depreciation	(32,769)	(19,580)
	114,104	96,699

OTHER ASSETS
Deposit	81,542	65,000
Patents and trademarks, net of accumulated amoritization of
$25,577 and $13,678	553,183	362,496
	634,725	427,496

TOTAL ASSETS	$9,228,067	$7,990,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$664,472	$704,602
Litigation settlement	-	450,000

TOTAL CURRENT LIABILITIES	664,472	1,154,602

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at June 30, 2013 and
December 31, 2012	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
111,352,268 and 101,417,508 shares issued and outstanding at
June 30, 2013 and December 31, 2012	11,136	10,142

Common stock subscribed	-	50,000

Common stock subscription receivable	-	(50,000)

Additional paid in capital	34,087,474	26,300,114

Deficit accumulated during the development stage	(25,535,015)	(19,474,074)

STOCKHOLDERS' EQUITY	8,563,595	6,836,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,228,067	$7,990,784

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Three and Six Months Ended June 30, 2013 and  2012 and
For the period February 11, 2008 (Date of Inception) to June 30, 2013
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	Since
	2013	2012	2013	2012	Inception

SALES	$58	$19	146	$1,187	$5,285

OPERATING EXPENSES
Payroll	1,302,376	647,761	2,396,355	905,276	5,556,424
Consulting	607,787	3,538,276	897,531	4,180,125	9,201,210
Marketing	287,095	118,647	574,728	319,625	1,441,054
Research and development	258,338	80,773	433,482	167,379	1,845,234
Travel	196,364	156,369	443,843	244,137	1,884,324
Professional fees	164,112	97,399	396,007	242,312	1,998,964
General and administrative	564,235	411,571	925,455	501,232	3,096,225
Total operating expenses	3,380,307	5,050,796	6,067,401	6,560,086	25,023,435

OTHER INCOME (EXPENSE)
Interest income	2,825	1,221	6,314	1,538	14,969
Interest expense	-	(53,454)	-	(90,560)	(531,834)
	2,825	(52,233)	6,314	(89,022)	(516,865)

NET LOSS	$(3,377,424)	$(5,103,010)	$(6,060,941)	$(6,647,921)	$(25,535,015)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.06)	$(0.06)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	106,261,607	84,681,306	104,027,058	77,332,126

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to June 30, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Issuance of initial 19,000,000 shares of common stock on February 11, 2008 at $.001 per share	19,000,000	$1,900	$-	$-	$17,100	$-	$19,000
Issuance of shares of common stock and 14,285,716 warrants in February 2008 through private placement at $.035 per unit	7,142,858	714	-	-	249,286	-	250,000
Employee options issued for services on March 3, 2008, vested immediately and valued at $.02 per share	-	-	-	-	8,825	-	8,825
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	107,859	-	107,859
Exercise of options on May 8, 2008 at $.04 per share	500,000	50	-	-	19,950	-	20,000
Issuance of shares of common stock and 614,286 warrants in May and September 2008 through private placement at $.75 per unit	6,642,858	665	-	-	231,835	-	232,500
Options issued for services in June 2008, vested immediately and valued at $.07 per share	-	-	-	-	395,467	-	395,467
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	918	-	918
Issuance of shares of common stock to investors in August 2008 at $1.00 per share	2,560	-	-	-	2,560	-	2,560
Exercise of options in September 2008 at $.04 per share	1,750,000	175	-	-	69,825	-	70,000
Exercise of warrants in September 2008 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Net loss	-	-	-	-	-	(983,886)	(983,886)

Balance, December 31, 2008	35,288,276	3,529	-	-	1,113,600	(983,886)	133,243

Exercise of options on January 26, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Issuance of shares of common stock on April 7, 2009 at $1.00 per share	400,000	40	-	-	399,960	-	400,000
Issuance of shares of common stock on June 29, 2009 at $2.00 per share	100,000	10	-	-	199,990	-	200,000
Exercise of options on July 30, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	10,462	-	10,462
Exercise of warrants on August 21, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of options on September 2, 2009 at $.04 per share	500,000	50	-	-	19,950	-	20,000
Issuance of shares of common stock on September 17, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	100,000
Issuance of shares of common stock for future services on October 9, 2009 valued at $1.00 per share	1,080,427	108	-	-	1,080,319	-	1,080,427
Issuance of shares of common stock on October 16, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	100,000
Exercise of warrants on October 22, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of warrants on December 2, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Exercise of options on December 10, 2009 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of warrants on December 31, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	40,000
Stock issuance costs	-	-	-	-	(65,000)	-	(65,000)
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	37,506	-	37,506
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	636	-	636
Net loss	-	-	-	-	-	(2,236,476)	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	-	-	3,246,778	(3,220,362)	30,798

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to June 30, 2013

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to June 30, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total
Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	2,625,000	262	-	-	1,049,738	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share	7,942,858	794			5,559,206	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share	666,667	67			499,933	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	759,292	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	39,751	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	283,460	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	150,631	-	150,631
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	50,000	(50,000)	-	-	-
Net loss	-	-	-	-	-	(12,039,726)	(12,039,726)

Balance December 31, 2012 (Audited)	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	6,836,182

Issuance of shares of common stock and 93,750 warrants through March 31, 2013 through private placement at $.80 per unit	125,000	13	-	-	49,987	-	50,000
Issuance of shares of common stock through March 31, 2013, through a private placement at $0.75 per share	1,133,334	113	-	-	849,887	-	850,000
Issuance of shares on April 15, 2013 common stock for services	26,521	3	-	-	49,068	-	49,071
Issuance of shares of common stock and 1,436,277 warrants in May 2013, through a private placement at $1.80 per share	2,872,553	287	-	-	5,170,308	-	5,170,595
Fair value of revalued options $1.07 per share	-	-	-	-	780	-	780
Exercise of options at $0.04 per share in May 2013	750,000	75	-	-	29,925	-	30,000
Exercise of options at $0.35 per share on May 14, 2013	300,000	30	-	-	104,970	-	105,000
Exercise of options at $0.75 per share in May 2013	66,667	7			49,993		50,000
Exercise of warrants at $0.04 per share on May 26, 2013	2,000,000	200	-	-	79,800	-	80,000
Exercise of warrants at $0.50 per share in May and June 2013	2,660,685	266	-	-	1,330,077	-	1,330,343
Nonemployee options issued for services from January 2012 through December 2012, vested immediately and valued from $0.11 to $0.95 per share	-	-	-	-	28,037	-	28,037
Nonemployee options/warrants issued for services from January 2013 through June 2013, vested immediately to 3 years and valued from $0.09 to $1.44 per share	-	-	-	-	103,352	-	103,352
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $0.11 to $0.53 per share	-	-	-	-	248,500	-	248,500
Employee options issued for services on January 2013 through June 30, 2013, vesting over three years and valued at $0.22 to $0.67 per share	-	-	-	-	87,897	-	87,897
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	(50,000)	50,000	-	-	-
Stock issuance costs	-	-	-	-	(395,221)	-	(395,221)
Net loss	-	-	-	-	-	(6,060,941)	(6,060,941)

Balance June 30, 2013 (Unaudited)	111,352,268	11,136	-	-	34,087,474	(25,535,015)	8,563,595

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012 and
For the period February 11, 2008 (Date of Inception) to June 30, 2013
(Unaudited)

	Six Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	Since
	2013	2012	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,060,941)	$(6,647,921)	$(25,535,015)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	-	88,601
Fair value of options issued in exchange for services	468,566	254,677	2,408,716
Fair value of stock issued in exchange for services	49,071	3,610,037	4,791,035
Amortization of deferred costs	-	-	78,243
Accretion of discount on notes payable	-	65,560	426,095
Depreciation and amortization	25,088	8,274	58,346
Provision for bad debt	-	-	42,768
Loss on disposal of fixed assets	-	-	2,726
(Increase) decrease in assets
Accounts receivable	(146)	1,133	(199)
Insurance receivable	75,000	-	-
Other receivable	-	-	(42,768)
Prepaid expenses	(166,375)	(14,235)	(186,875)
Deposits	(16,542)	(84,700)	(81,542)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(490,130)	41,243	986,972

Net cash used in operating activities	(6,116,409)	(2,765,932)	(16,962,897)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(30,594)	(67,481)	(149,598)
Patent and trademark costs	(202,586)	(165,333)	(578,761)

Net cash used in investing activities	(233,180)	(232,814)	(728,359)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	-	-	747,500
Repayment of note payable - stockholders	-	(175,000)	(572,500)
Proceeds from notes payable	-	-	75,000
Proceeds from issuance of common stock	6,070,595	7,536,932	23,796,584
Proceeds from exercise of options	185,000	24,000	569,000
Proceeds from exercise of warrants	1,410,343	-	1,856,057
Stock issuance costs	(395,221)	(28,000)	(488,221)

Net cash provided by financing activities	7,270,717	7,357,932	25,983,420

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	921,128	4,359,186	8,292,164

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,371,036	186,159	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,292,164	$4,545,345	$8,292,164

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,498

Fair value of common stock issued as discount for notes payable	$-	$-	$483,409

Conversion of notes payable and accrued interest into common stock	$-	$200,000	$75,000

Fair value of warrants issued as discount for notes payable	$-	$-	$20,930

Issuance of common stock for settlement of payable	$-	$-	$297,500

See accompanying notes to these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company” or “Virtual Piggy”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online e-commerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits.

The Virtual Piggy product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  The Virtual Piggy product offering was launched in the United States in 2012 and was launched in European markets in the first quarter of 2013.

The Company has secured merchant agreements with 115 merchants, 19 partners and 36 gift card providers in the United States and Europe to deploy Virtual Piggy on their websites.  Approximately 26 of these merchants are using Virtual Piggy live with their e-commerce systems and the Company is in the process of integrating the other signed merchants. The Company is continuing to add merchants. In addition, Virtual Piggy has the capability to offer and deliver digital gift cards.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and any impairment losses.  Expenditures for new equipment and major expenditures for existing equipment are capitalized and depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives.  All other ordinary repair and maintenance costs are expensed as incurred.

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

For the six month periods ended June 30, 2013 and 2012, the Company determined that no impairment was required after going through the impairment testing to the operating long-lived assets (property and equipment and patents and trademarks).

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

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the six months ended June 30, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of June 30, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2012 financial statements have been reclassified in order for them to be in conformity with the 2013 presentation.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has not yet begun to generate meaningful revenues, has incurred significant losses and has experienced negative cash flow from operations during the development stage.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short-term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $6,070,595, net of stock issuance costs of $395,221 through private placements of its equity securities from January 1, 2013 through June 30, 2013.

The Company also raised $185,000 from the exercise of options and $1,410,343 from the exercise of warrants in May and June 2013.

The Company is in the development stage at June 30, 2013.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of revenues adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate revenue level.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  At June 30, 2013 and 2012, unamortized capitalized patent costs were $553,183 and $362,496.  Amortization expense for patents was $6,530 and $11,899 for the three and six months ended June 30, 2013 and $3,117 and $4,171 for the three and six months ended June 30, 2012.

NOTE 4 – NOTES PAYABLE

In September 2011, the Company commenced a private placement of up to 10 units at a price of $50,000 per unit to accredited investors.  One unit consisted of a demand note payable in the amount of $50,000 due November 12, 2012, warrants to purchase 15,000 shares of common stock at an exercise price of $.50 per share with a term expiring November 12, 2012, and 15,000 shares of common stock.  In December 2011, the Company completed the private placement and raised $500,000.  The warrants were valued at $20,930, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 39.8% to 62.8%, risk free interest rate of .1% and expected option life of 1.2 years.  The shares of common stock were valued at $82,655 or $.45 to $.70 per share, fair value.  Both the warrant value and the shares of common stock were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were being accreted over the term of the note payable for financial statement purposes.  During the years ended December 31, 2012 and 2011, $65,560 and $38,035 of interest was accreted on the notes payable.  As of December 31, 2011, $150,000 of the $500,000 was repaid.

On February 8, 2012, February 27, 2012, and April 10, 2012, $100,000, $50,000, and $25,000 respectively, of the notes payable were repaid.   On April 26, 2012, the remaining balance of the notes payable and accrued interest of $25,000 was converted into 571,428 shares of the Company’s common stock and warrants to purchase 285,714 shares of the Company’s common stock with a term of two years and an exercise price of $.50 per share.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2013 and 2012.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2013, and there was no accrual for uncertain tax positions as of June 30, 2013.  Tax years from 2009 through 2012 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – LITIGATION SETTLEMENT

In December 2012, the Company entered into a settlement agreement with an investor, whereby the Company agreed to pay the investor $450,000 in return for the investor returning warrants issued to the investor.  The Company received $75,000 from its insurance carrier with respect to this litigation and the $450,000 settlement was paid in January 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant, with a term of two years and an exercise price of $.50 per share, at a purchase price of $.80 per unit.  During December 2011, the Company sold 625,000 units and raised $500,000.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price per unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.  During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants, with a term of two years and an exercise price of $.50 per share, to purchase up to 5,000,000 shares of the Company’s common stock..  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831 units and raised $4,341,282.

On April 2, 2012, the Company entered into a settlement agreement with a former consultant of the Company. In connection with the settlement, the Company made a settlement payment to the consultant of $30,000 and issued the consultant 350,000 shares of the Company’s common stock, which were valued at $297,500, fair value, or $.85 per share.

On April 10, 2012, a company owned by the Secretary of the Company and his wife exercised 250,000 options resulting in proceeds of $10,000.

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company has received $1,000,000 under this agreement.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance.

On May 25, 2012, an investor exercised 350,000 options resulting in proceeds of $14,000.

On July 5, 2012, the Company commenced a private placement of up to $100,000 consisting of up to 125,000 shares of the Company’s common stock and warrants to purchase up to 62,500 shares of the Company’s common stock at an exercise price of $.50 per share with a term of two years (“Series A Warrants”) and warrants to purchase up to 31,250 shares of the Company’s commons stock at an exercise price of $1.00 per share with a term of three years (“Series B Warrants”).  The shares and warrants were sold in units with each unit comprised of two shares and one Series A Warrant and one Series B Warrant at a purchase price of $.80 per unit.  The Company has received gross proceeds of $100,000 under this private placement.

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

During the first quarter of 2013, the Company entered into private placements for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through March 31, 2013, 1,133,334 shares were sold raising $850,000.  Issuance costs related to this private placement were $60,783.

On April 15, 2013, the Company issued 26,521 shares of the Company’s common stock to five members of the Board of Directors, which were valued at $49,071, fair value.  In conjunction with this, the five members of the Board also received, in the aggregate, options to purchase 1,050,000 shares of the Company’s common stock. These options were valued at $519,080, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.0%, risk free interest rate of .69% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

On May 28, 2013, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years.  On May 29, 2013, we issued and sold an additional 300,000 units pursuant to the Offering.  The Company retained a placement agent in connection with the Offering.  The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance.  In addition, the placement agent received three-year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share (See Note 8-Stock Options and Warrants).  Net proceeds of the Offering to us, after the expense allowance and other expenses, were approximately $4,836,157.

During May 2013, 750,000 options were exercised at $0.04 per share, 300,000 options were exercised at $0.35 per share, and 66,667 options were exercised at $0.75, resulting in proceeds of $185,000.

During May and June 2013, 2,000,000 warrants were exercised at $.04 per share and 2,660,685 warrants were exercised at $0.50 per share, resulting in proceeds of $1,410,343.

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2013, 13,883,333 options have been issued and are unexercised, and 681,667 options are available to be issued under the Plan.

During 2013, the Board of Directors (“Board”) of the Company adopted an 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, the Company is authorized to grant restricted stock, restricted stock units, options, and other equity-linked securities to purchase up to 5,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2013, 3,662,500 options have been issued and are unexercised, and 1,337,500 shares are available to be issued under the 2013 Plan.

The plans are administered by the Board, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the applicable plan.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

On March 2, 2012, the Company issued a Board member an option to purchase 250,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $33,975, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.9%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance and were expensed immediately.

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

In March 2008, the Company issued 4,500,000 options to three directors.  On January 24, 2013, the expiration date for unexpired and unexercised options of 4,250,000 was extended from March 3, 2013 to March 3, 2015.  The incremental increase in value was $1,253, which was expensed immediately.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

In April 2013, the Company issued an employee options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.56 per share.  These options were valued at $74,159, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.3%, risk free interest rate of .76% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In May 2013, the Company issued two employees options to purchase an aggregate of 55,000 shares of the Company’s common stock at an exercise price of $2.16 and $2.29 per share.  These options were valued at $26,954, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5% to 25.3%, risk free interest rate of .84% to .85% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In June 2013, the Company issued two employees options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $2.40 and $2.92 per share.  The vesting of 50,000 of these options is predicated on meeting certain milestones, which have not been met as of June 30, 2013, therefore the 50,000 options have not been valued.  The 200,000 options were valued at $129,343, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.6% to 26.3%, risk free interest rate of 1.03% to 1.48% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Cumulatively and for the three and six months ended June 30, 2013, the Company expensed $1,236,403, $203,477 and $336,396 and for the three and six months ended June 30, 2012, the Company expensed $154,519 and $154,886 relative to employee options/warrants granted.  As of June 30, 2013, there was $1,834,664 of unrecognized compensation expense related to employee non-vested market-based share awards.

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

A summary of stock option/warrant transactions for employees from December 31, 2012 to June 30, 2013 is as follows:

Outstanding, December 31, 2012	17,258,644	.04 to 1.82	0.48

Granted	2,582,500	0.99 to 2.92	0.06
Reclassified from non-employee	(85,000)	0.58 to 1.01	0.02
Exercised	(3,166,667)	0.04 to 0.75	0.01
Expired/terminated	(135,000)	0.50 to 1.53	-

Outstanding, June 30, 2013	16,454,477	$.04 to $2.92	$0.73

Exercisable, June 30, 2013	9,154,144	$.04 to $1.82	$0.40

Weighted Average Remaining Life,
Exercisable, June 30, 2013 (years)	3.2

On January 2, 2012, the Company issued a consultant an option to purchase 250,000 shares of the Company’s common stock at $.50 per share.  These options have been valued at $51,692 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.2%, risk free interest rate of 0.9% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the agreement.

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

On April 1, 2012, the Company issued a company owned by the former manager of corporate development an option to purchase 250,000 shares of the Company’s common stock at $.70 per share pursuant to an agreement that also required a cash payment of $150,000.  These options have been valued at $43,028, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 31.2%, risk free interest rate of 1.04% and expected option life of five years.  The options expire five years from the date of issuance. Options granted were expensed through May 31, 2013, the term of the agreement.

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

In July 2012, the Company issued a consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.55 per share.  These options were valued at $40,373 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.3%, risk free interest rate of .64% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the consulting agreement.
In August 2012, the Company issued two consultants options to purchase an aggregate of 400,000 shares of the Company’s common stock at exercise prices ranging from $.35 to $1.11 per share.  These options were valued at $321,221, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 27.1% to 30.5%, risk free interest rate of .27% to .67% and expected option lives of from two to five years.  The options expire between two and five years from the date of issuance.  Options granted are expensed over the term of the consulting agreement.

In September 2012, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $.75 per share.  These options were valued at $81,697, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.6%, risk free interest rate of .27% and expected option life of two years.  The options expire two years from the date of issuance.  Options granted are expensed over the term of the consulting agreement.

In October 2012, the Company issued a consultant options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.14 per share.  These options were valued at $5,381, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5%, risk free interest rate of .19% and expected option life of one year.  The options expire one year from the date of issuance.  The options granted are expensed over the term of the consulting agreement.

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

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

In December 2012, the Company issued a consultant warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share.  These options were valued at $195,318, fair value.  The vesting of these warrants is predicated on meeting certain milestones.  As of December 31, 2012, the first milestone was met resulting in the vesting of 150,000 warrants.  The fair value of the vested warrants was $58,595, which was expensed immediately.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.7%, risk free interest rate of .76% and expected option life of one year.  The options expire five years from the date of issuance.  The remaining unvested warrants will be expensed when it is probable that the milestones will be achieved.

In January 2013, the Company issued a consultant options to purchase 5,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  These options were valued at $1,106 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.3%, risk free interest rate of .78% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the consulting agreement.

In March 2013, the Company issued two consultants options to purchase 1,130,000 shares of the Company’s common stock at exercise prices of $0.75 and $1.34 per share.  130,000 of these options vested immediately and were valued at $54,228, fair value.  The vesting of the remaining 1 million options is predicated on meeting certain milestones, which were not met as of June 30, 2013. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.6% and 25.5%, risk free interest rate of .25% and .80% and expected option life of two to five years.  The options expire two to five years from the date of issuance.  The vested options granted, were expensed immediately.  The remaining unvested options will be expensed when it is probable that the milestones will be achieved.

In April 2013, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.04 per share.  These options were valued at $44,603, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 26.5%, risk free interest rate of .68% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted were expensed immediately.

In May 2013, the Company issued two consultants options to purchase 125,000 shares in the aggregate of the Company’s common stock at exercise prices of $3.05 and $3.28 per share.  These options were valued at $51,869, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.1% and %23.2, risk free interest rate of .29% and .31% and expected option life of two years.  The options expire two years from the date of issuance.  Options granted are expensed over the terms of the consulting agreements.

In May 2013, the Company as part of the cost of the private placement issued the placement agent options to purchase 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share.  These options were valued at $409,749, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.4% and 23.7%, risk free interest rate of .49% and expected option life of three years.  The options expire three years from the date of issuance.  Options granted were recorded as stock issuance costs.

NOTE 8 – STOCK OPTIONS AND WARRANTS (Continued)

Cumulatively and for the three and six months ended June 30, 2013 and 2012, the Company expensed $1,116,620, $74,419 and $78,357 and for the three and six months ended June 30, 2012 the Company expensed $10,171 and $61,507 relative to non-employee options/warrants granted.  As of June 30, 2013, there was $98,040 of unrecognized compensation expense related to non-employee non-vested market-based share awards.

The following table summarizes non-employee stock options/warrants of the Company from December 31, 2012 to June 30, 2013 as follows:

Balance, December 31, 2012	16,531,438	$0.35 to $2.30	$0.63
Granted	1,553,750	0.50 to 3.05	0.10
Issued under Private Placement	1,723,533	0.50 to 1.48	0.34
Reclassified from employee	85,000	0.50 to 1.01	0.02
Exercised	(2,610,685)	0.50	-
Expired/Cancelled	(1,555,000)	0.50 to 1.00	-

Outstanding, June 30, 2013	15,728,036	$0.50 to $3.05	$0.98

Exercisable, June 30, 2013	12,084,503	$0.50 to $3.05	$1.04

Weighted Average Remaining Life,
Exercisable, June 30, 2013 (years)	1.4

NOTE 9 - OPERATING LEASES

For the three and six months ended June 30, 2013,total rent expense under leases amounted to $71,223 and $126,871 and for the three and six months ended June 30, 2012, total rent expense under leases amounted to $49,946 and $58,749.  At June 30, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	179,622
2014	132,854
2015	39,688

$352,164

NOTE 10 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2013 and 2012, a consultant and beneficial owner of the Company, owning more than five percent of the outstanding common shares of the Company, was paid for consulting and travel expenses for providing strategic advice to the Company.  Expenses totaling $105,000 and $169,106 were incurred and reimbursed during the three and six months ended June 30, 2013, and $75,223 and $57,276 were incurred and reimbursed during the three and six months ended June 30, 2012.  On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company will pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.

During the three and six months ended June 30, 2013 and 2012, a marketing company owned by the Company’s Secretary and his spouse was paid $0 and $14,560.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in this quarterly report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

Virtual Piggy, Inc. (the “Company” or “Virtual Piggy”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use. In addition to its main focus, the Company is also working on technology that will make the overall online experience safer for the “Under 18” market (“U18s”).

 The Virtual Piggy product enables online businesses to interact and transact with the U18s market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  The Virtual Piggy product offering was launched in the United States in 2012 and was launched in European markets in the first quarter of 2013.

The Company has secured merchant agreements with 115 merchants, 19 partners and 36 gift card providers in the United States and Europe to deploy Virtual Piggy on their websites.  Approximately 26 of these merchants are using Virtual Piggy in live use and the Company is in the process of integrating the other signed merchants.  The Company is continuing to add merchants.  In addition, we have the capability to deliver digital gift cards to families using Virtual Piggy. The Company has developed its own online store where families can select and purchase gift cards for delivery to other family members.

Strategic Outlook

We believe that the e-commerce market will continue to grow over the long-term.  Within the market, we intend to provide services to the online industry to allow them to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

Our primary strategic objective over the next 12-24 months is to continue our merchant acquisition and rapidly expand our consumer acquisition program which will generate revenue that we believe will ultimately cover our operating expenses and allow us to become profitable.   We began our user acquisition efforts in March 2013 and currently have over 350,000 system users, which we define as a registered account that has accessed the Virtual Piggy product within the past 12 months.  Our goal for 2013 is to acquire one million system users by year end. We plan to achieve this objective by advertising our product and services to consumers through public relations programs, merchant promotions and affiliate marketing programs.  As our service grows, we intend to hire additional information staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended June 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended June 30, 2013 and 2012, we generated revenues of $58 and $19, respectively.  Our net loss decreased $1,725,586 to $3,377,424 for the three months ended June 30, 2013 compared to $5,103,010 for the three months ended June 30, 2012, which was primarily the result of decreased expenses as further described below.

Payroll Expenses

Payroll expenses were $1,302,376 for the three months ended June 30, 2013 and $647,761 for the three months ended June 30, 2012, an increase of $654,615.  The increase is attributable to general build-out of our business over the last year, through the creation and expansion of the sales and marketing staff as well as hiring employees for the development and infrastructure aspects of the Company.

Consulting Expenses

Consulting expenses for the three months ended June 30, 2013 were $607,787 as compared to $3,538,276 for the three months ended June 30, 2012, a decrease of $2,930,489.  The decrease resulted primarily from the settlement of a dispute related to a marketing agreement and stock based compensation related to consulting agreements entered into during 2012 (representing an aggregate of $3,322,708), as well as the Company hiring employees rather than using consultants to perform key functions.

Marketing Expenses

For the three months ended June 30, 2013, marketing expenses were $287,095, an increase of $168,448 from $118,647 for the three months ended June 30, 2012.  This increase was a result of the Company’s active marketing plan to generate consumers and merchants, which we expect to continue in the coming quarters.

Research and Development

Research and development expenses increased $177,565 to $258,338 for the three months ended June 30, 2013 from $80,773 for the three months ended June 30, 2012.  The increased costs resulted from the Company’s continued efforts to develop its platform, including mobile applications, and the integration of merchants into the platform.

Travel Expenses

For the three months ended June 30, 2013, travel expenses were $196,364 an increase of $39,995 from $156,369 for the three months ended June 30, 2012.  The expenses incurred were primarily associated with increased sales and marketing activities in the United States and Europe, capital raising and investor relations activities and the addition of our office in London.

Professional Fees

Professional fees increased $66,713 to $164,112 for the three months ended June 30, 2013 from $97,399 for the three months ended June 30, 2012.  The increase related primarily to increased costs resulting from the Company’s status changing to that of an accelerated filer and the associated compliance requirements of the Sarbanes Oxley Act, along with fees related to our certification compliance with privacy and COPPA regulations.

General and Administrative Expenses

General and administrative expenses were $564,235 for the three months ended June 30, 2013 compared to $411,571 for the three months ended June 30, 2012, an increase of $152,664.   The increase is primarily related to the expansion of our offices, the addition of our London office, an increase in staff to support our operations and the general expansion of our business.

Interest Expense

During the three months ended June 30, 2013, we incurred no interest expense as compared to $53,454 for the three months ended June 30, 2012.  Interest expense in 2012 related to interim debt financing prior to the completion of several private placements of securities, the proceeds of which were used to pay off debt.

Comparison of the Six Months Ended June 30, 2013 and 2012

The following discussion analyzes our results of operations for the six months ended June 30, 2013 and 2012. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the six months ended June 30, 2013 and 2012, we generated revenues of $146 and $1,187, respectively.  Our net loss decreased $586,980 to $6,060,941 for the six months ended June 30, 2013 compared to $6,647,921 for the six months ended June 30, 2012, as a result of decreased expenses as further described below.

Payroll Expenses

Payroll expenses were $2,396,355 for the six months ended June 30, 2013 and $905,276 for the six months ended June 30, 2012, an increase of $1,491,079.  The increase is attributable to general build-out of our business over the last year, through creation and expansion of our sales and marketing staff as well as hiring employees for the development and infrastructure aspects of the Company.

Consulting Expenses

Consulting expenses for the six months ended June 30, 2013 were $897,531 as compared to $4,180,125 for the six months ended June 30, 2012, a decrease of $3,282,594.  The decrease resulted primarily from the settlement of a dispute related to a marketing agreement and stock based compensation related to consulting agreements entered into  in 2012 (representing an aggregate of $3,651,166), as well as the Company hiring employees rather than using consultants to perform key functions.

Marketing Expenses

For the six months ended June 30, 2013, marketing expenses were $574,728, an increase of $225,103 from $319,625 for the six months ended June 30, 2012.  This increase was a result of the Company’s active marketing plan to generate consumers and merchants, which we expect to continue in the coming quarters.  We expect to continue to increase the spend on our marketing campaigns in the coming quarters.

Research and Development

Research and development expenses increased $266,103 to $433,482 for the six months ended June 30, 2013 from $167,379 for the three months ended June 30, 2012.  The increased costs resulted from the Company’s continued efforts to develop its platform, including mobile applications, and the  integration of merchants into the platform.

Travel Expenses

For the six months ended June 30, 2013, travel expenses were $443,843 an increase of $199,706 from $244,137 for the six months ended June 30, 2012.  The expenses incurred were primarily associated with increased sales and marketing activities in the United States and Europe, capital raising and investor relations activities and the addition of our office in London.

Professional Fees

Professional fees increased $153,695 to $396,007 for the six months ended June 30, 2013 from $242,312 for the six months ended June 30, 2012.  The increase related primarily to increased costs resulting from the Company’s status changing to that of an accelerated filer and the associated compliance requirements of the Sarbanes Oxley Act, along with fees related to our certification compliance with privacy and COPPA regulations.

General and Administrative Expenses

General and administrative expenses were $925,455 for the six months ended June 30, 2013 compared to $501,232 for the six months ended June 30, 2012, an increase of $424,223.   The increase is primarily the result of the expansion of our offices, the addition of our London office, an increase in staff related to support our operations and the general expansion of our business.

Interest Expense

During the six months ended June 30, 2013, we incurred no interest expense as compared to $90,560 for the six months ended June 30, 2012.  Interest expense in 2012 related to interim debt financing prior to the completion of several private placements of securities, the proceeds of which were used to pay off debt.

Liquidity and Capital Resources

As of the date of this report, we had cash on hand of approximately $7.4 million.

Net cash used in operating activities for the six months ended June 30, 2013 was 6,116,409, as compared to $2,765,932 for the six months ended June 30, 2012, an increased use of $3,350,477. The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring additional staff, commencing our user acquisition campaign and opening an office in London.

Net cash used in investing activities for the six months ended June 30, 2013 was $233,180, as compared to $232,814 for the six months ended June 30, 2012, an increase of $366.  The increase resulted from the purchase of equipment and costs of patents and trademarks.

Net cash provided by financing activities was $7,270,717 for the six months ended June 30, 2013, a decrease of $87,215 from $7,357,932 for the six months ended June 30, 2012.  During the six months ended June 30, 2013 and 2012, the Company completed a number of private placements of its securities aimed at the continued financing of the business.  The Company also raised $1,410,343 through option and warrant exercises in 2013.

As we have not generated any meaningful revenues since our inception, we have financed our operations through public and private offerings of equity and debt securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.  The following sets forth our primary sources of capital during the previous two years:

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant, with a term of two years and an exercise price of $.50 per share, at a purchase price of $.80 per unit.  During December 2011, the Company sold 625,000 units and raised $500,000.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price per unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.  During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants, with a term of two years and an exercise price of $.50 per share, to purchase up to 5,000,000 shares of the Company’s common stock..  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831 units and raised $4,341,282.

On April 10, 2012, a company owned by the Secretary of the Company and his wife exercised 250,000 options resulting in proceeds of $10,000.

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received $1,000,000 under this agreement.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance.

On May 25, 2012, an investor exercised 350,000 options resulting in proceeds of $14,000.

On July 5, 2012, the Company commenced a private placement of up to $100,000 consisting of up to 125,000 shares of the Company’s common stock and warrants to purchase up to 62,500 shares of the Company’s common stock at an exercise price of $.50 per share with a term of two years (“Series A Warrants”) and warrants to purchase up to 31,250 shares of the Company’s commons stock at an exercise price of $1.00 per share with a term of three years (“Series B Warrants”).  The shares and warrants were sold in units with each unit comprised of two shares and one Series A Warrant and one Series B Warrant at a purchase price of $.80 per unit.  The Company received gross proceeds of $100,000 under this private placement.

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

On May 28, 2013, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years.  On May 29, 2013, we issued and sold an additional 300,000 units pursuant to the Offering.  The Company retained a placement agent in connection with the Offering.  The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance.  In addition, the placement agent received three-year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share (See Note 8-Stock Options and Warrants).  Net proceeds of the Offering to us, after the expense allowance and other expenses, were approximately $4,836,157.

During May 2013, 750,000 options were exercised at $0.04 per share, 300,000 options were exercised at $0.35 per share, and 66,667 options were exercised at $0.75, resulting in proceeds of $185,000.

During May and June 2013, 2,000,000 warrants were exercised at $.04 per share and 2,660,685 warrants were exercised at $0.50 per share, resulting in proceeds of $1,410,343.

We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We have recently commenced our revenue generating activities and we need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our platform, and execute our business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The sale of equity securities is dependent upon shareholders’ approval of an increase in the number of the Company’s authorized shares of common stock  (see Part II, Item 1A, Risk Factors).  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would be unable to execute our business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations of the Company.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to successfully market Virtual Piggy, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $14.2 million through sales of common stock and warrants in 2012 and another $6.1million through sales of common stock and warrants during the six months ended June 30, 2013.  In addition we raised $1.6 million through the exercise of options and warrants during the six months ended June 30, 2013.  The Virtual Piggy product was introduced to the marketplace in 2012.   We do not project that significant revenue will be developed until 2014. While it is impossible to predict the amount of revenues, if any, that we may receive from our Virtual Piggy product, we presently believe, based solely on our internal projections, that we will generate revenues sufficient to fund our planned business operations if the Virtual Piggy product is marketed effectively and we achieve our goal of 1 million system users by the end of 2013.  There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Virtual Piggy product.  Moreover there can be no assurance that even if our Virtual Piggy product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment ” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

As of June 30, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, our shareholders authorized and approved 150,000,000 shares of common stock.  Currently, only 4.4 million of such shares remain available for issuance. On March 7, 2013, our board of directors approved an increase in our number of authorized shares of common stock.  However, such shares cannot be used until the increase is approved by shareholders representing over 50% of the Company’s outstanding shares of common stock.   To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Equity Issuances During The First Quarter Ended June 30, 2013

On May 28, 2013, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years.  On May 29, 2013, we issued and sold an additional 300,000 units pursuant to the Offering.  The Company retained a placement agent in connection with the Offering.  The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance.  In addition, the placement agent received three-year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share (Note 8).  Net proceeds of the Offering to us, after the expense allowance and other expenses, were approximately $4,836,157.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

4.1
Form of Securities Purchase Agreement, including the form of warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 29, 2013).

4.2	Form of Placement Agent Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 29, 2013).

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

VIRTUAL PIGGY, INC.

Date:	August 9, 2013	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer