Form 10-Q
period 2013-09-30
VIRTUAL PIGGY, INC.
filed 2013-11-08
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  111,396,768 shares of common stock outstanding at November 8, 2013.

2

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)

CONTENTS

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,583,551	$7,371,036
Accounts Receivable	955	53
Insurance receivable	-	75,000
Prepaid expenses	200,771	20,500

TOTAL CURRENT ASSETS	4,785,277	7,466,589

PROPERTY AND EQUIPMENT
Computer equipment	99,156	70,149
Furniture and fixtures	53,714	46,130
	152,870	116,279
Less: accumulated depreciation	(40,054)	(19,580)
	112,816	96,699

OTHER ASSETS
Deposit	63,510	65,000
Patents and trademarks, net of accumulated amoritization of
$33,295 and $13,678	604,572	362,496
	668,082	427,496

TOTAL ASSETS	$5,566,175	$7,990,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,393,206	$704,602
Litigation settlement	-	450,000

TOTAL CURRENT LIABILITIES	1,393,206	1,154,602

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at September 30, 2013 and
December 31, 2012	-	-

Common stock, $ .0001 par value; 150,000,000 shares authorized;
111,386,768 and 101,417,508 shares issued and outstanding at
September 30, 2013 and December 31, 2012	11,140	10,142

Common stock subscribed	-	50,000

Common stock subscription receivable	-	(50,000)

Additional paid in capital	35,002,330	26,300,114

Deficit accumulated during the development stage	(30,840,501)	(19,474,074)

STOCKHOLDERS' EQUITY	4,172,969	6,836,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,566,175	$7,990,784

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012 and
For the period February 11, 2008 (Date of Inception) to September 30, 2013
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	Since
	2013	2012	2013	2012	Inception

SALES	$1,382	$8	1,528	$1,195	$6,667

OPERATING EXPENSES
Payroll	1,515,701	886,215	3,912,056	1,740,952	7,072,125
Consulting	1,034,270	242,116	1,931,801	4,422,241	10,235,480
Marketing	1,462,861	143,484	2,037,589	463,109	2,903,912
Research and development	179,476	188,717	612,958	356,096	2,024,710
Travel	274,088	121,344	717,931	365,481	2,158,412
Professional fees	256,296	118,724	652,303	361,036	2,255,260
General and administrative	587,343	320,052	1,512,798	871,823	3,683,571
Total operating expenses	5,310,035	2,020,652	11,377,436	8,580,738	30,333,470

OTHER INCOME (EXPENSE)
Interest income	3,167	1,910	9,481	3,448	18,136
Interest expense	-	-	-	(90,560)	(531,834)
	3,167	1,910	9,481	(87,112)	(513,698)

NET LOSS	$(5,305,486)	$(2,018,734)	$(11,366,427)	$(8,666,655)	$(30,840,501)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.05)	$(0.02)	$(0.11)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	111,372,435	91,599,649	106,477,739	82,087,967

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to September 30, 2013

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
For the Period February 11, 2008 (Date of Inception) to September 30, 2013

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to September 30, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the
	Number of		Common Stock	Subscription	Paid-In	Development
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Total

Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	2,625,000	262	-	-	1,049,738	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share	7,942,858	794			5,559,206	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share	666,667	67			499,933	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	759,292	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	39,751	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	283,460	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	150,631	-	150,631
Stock issuance costs	-	-	-	-	(28,000)	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	50,000	(50,000)	-	-	-
Net loss	-	-	-	-	-	(12,039,726)	(12,039,726)

Balance December 31, 2012	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	6,836,182

Issuance of shares of common stock and 93,750 warrants through March 31, 2013 through private placement at $.80 per unit	125,000	13	-	-	49,987	-	50,000
Issuance of shares of common stock through March 31, 2013, through a private placement at $0.75 per share	1,133,334	113	-	-	849,887	-	850,000
Issuance of shares on April 15, 2013 common stock for services	26,521	3	-	-	49,068	-	49,071
Issuance of shares of common stock and 1,436,277 warrants in May 2013, through a private placement at $1.80 per share	2,872,553	287	-	-	5,170,308	-	5,170,595
Fair value of revalued options $1.07 per share	-	-	-	-	780	-	780
Exercise of options at $0.04 per share in May 2013	750,000	75	-	-	29,925	-	30,000
Exercise of options at $0.35 per share on May 14, 2013	300,000	30	-	-	104,970	-	105,000
Exercise of options at $0.75 per share in May 2013	66,667	7			49,993		50,000
Exercise of warrants at $0.04 per share on May 26, 2013	2,000,000	200	-	-	79,800	-	80,000
Exercise of warrants at $0.50 per share in May through August 2013	2,695,185	270	-	-	1,347,323	-	1,347,593
Nonemployee options issued for services from January 2012 through December 2012, vested immediately and valued from $0.11 to $0.95 per share	-	-	-	-	34,372	-	34,372
Nonemployee options/warrants issued for services from January 2013 through September 2013, vested immediately to 3 years and valued from $0.09 to $1.66 per share	-	-	-	-	784,247	-	784,247
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $0.11 to $0.53 per share	-	-	-	-	340,173	-	340,173
Employee options issued for services on January 2013 through September 30, 2013, vesting over three years and valued at $0.22 to $0.68 per share	-	-	-	-	206,604	-	206,604
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	(50,000)	50,000	-	-	-
Stock issuance costs	-	-	-	-	(395,221)	-	(395,221)
Net loss	-	-	-	-	-	(11,366,427)	(11,366,427)

Balance September 30, 2013 (Unaudited)	111,386,768	$11,140	$-	$-	$35,002,330	$(30,840,501)	$4,172,969

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 and
For the period February 11, 2008 (Date of Inception) to September 30, 2013
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	Since
	2013	2012	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,366,427)	$(8,666,655)	$(30,840,501)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	549,915	-	638,516
Fair value of options issued in exchange for services	816,261	478,350	2,756,411
Fair value of stock issued in exchange for services	49,071	3,312,537	4,791,035
Amortization of deferred costs	-	-	78,243
Accretion of discount on notes payable	-	65,560	426,095
Depreciation and amortization	40,091	15,818	73,349
Provision for bad debt	-	-	42,768
Loss on disposal of fixed assets	-	-	2,726
(Increase) decrease in assets
Accounts receivable	(902)	1,125	(955)
Insurance receivable	75,000	-	-
Other receivable	-	-	(42,768)
Prepaid expenses	(180,271)	(23,735)	(200,771)
Deposits	1,490	(62,233)	(63,510)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	238,602	346,561	1,715,704

Net cash used in operating activities	(9,777,170)	(4,532,672)	(20,623,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(36,591)	(93,975)	(155,595)
Patent and trademark costs	(261,693)	(198,388)	(637,868)

Net cash used in investing activities	(298,284)	(292,363)	(793,463)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	-	-	747,500
Repayment of note payable - stockholders	-	(175,000)	(572,500)
Proceeds from notes payable	-	-	75,000
Proceeds from issuance of common stock	6,070,595	7,936,932	23,796,584
Proceeds from exercise of options	185,000	24,000	569,000
Proceeds from exercise of warrants	1,427,595	-	1,873,309
Stock issuance costs	(395,221)	(28,000)	(488,221)

Net cash provided by financing activities	7,287,969	7,757,932	26,000,672

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,787,485)	2,932,897	4,583,551

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,371,036	186,159	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,583,551	$3,119,056	$4,583,551

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$2,498

Fair value of common stock issued as discount for notes payable	$-	$-	$483,409

Conversion of notes payable and accrued interest into common stock	$-	$200,000	$75,000

Fair value of warrants issued as discount for notes payable	$-	$-	$20,930

Issuance of common stock for settlement of payable	$-	$-	$297,500

See accompanying notes to these financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company” or “Virtual Piggy”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online e-commerce solution for the family. Its system allows parents and their children to manage and allocate funds and track the child’s expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits.

The Virtual Piggy product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Virtual Piggy was launched in the US in 2012 and was launched in the European market in 2013.

The Company has secured 143 agreements with merchants, retail and gaming e-commerce platforms and payment processors.  Over 20 of the merchants are using Virtual Piggy live with their e-commerce systems and the Company is in the process of integrating the other signed merchants. The Company is continuing to add merchants. In addition, Virtual Piggy has the capability to offer and deliver digital gift cards.

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

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and any impairment losses.  Expenditures for new equipment and major expenditures for existing equipment are capitalized and depreciated using the straight line method at rates sufficient to depreciate such costs over the estimated productive lives.  All other ordinary repair and maintenance costs are expensed as incurred.

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

For the nine month period ended September 30, 2013 and 2012, the Company determined that no impairment was required after going through the impairment testing related to the operating long-lived assets (property and equipment and patents and trademarks).

Revenue Recognition
In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue at the time of the sale utilizing Virtual Piggy payment method at checkout.

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

Loss Per Share
The Company follows FASB ASC 260 when reporting earnings per share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2013 and 2012, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and  Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of September 30, 2013 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of September 30, 2013, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Since inception, the Company has focused on developing and implementing its business plan.  The Company is paying salaries to management and has utilized offshore programmers on a work for hire basis to assist in developing the demonstration model. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $6,070,595, net of stock issuance costs of $395,221 through a private placements of its equity securities from January 1, 2013 through September 30, 2013.

The Company also raised $185,000 from the exercise of options and $1,427,595 from the exercise of warrants during the nine months ended September 30, 2013.

The Company is in the development stage at September 30, 2013.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.  The Company’s current cash is expected to sustain the Company through December 2013.

NOTE 3 – PATENTS

The Company continues to apply for patents.  Accordingly, costs associated with the registration of these patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  At September 30, 2013 and 2012, unamortized capitalized patent costs were $604,572 and $268,856.  Amortization expense for patents was $7,718 and $19,617 for the three and nine months ended September 30, 2013 and $3,374 and $7,546 for the three and nine months ended September 30, 2012.

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

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2013 and 2012.

As of January 1, 2013, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2013 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2013, and there was no accrual for uncertain tax positions as of September 30, 2013.  Tax years from 2008 through 2012 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2013 and 2012, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 6 – LITIGATION SETTLEMENT

In December 2012, the Company entered into a settlement agreement with an investor, whereby the Company would pay the investor $450,000 in return for the investor returning warrants issued to the investor.  The Company received $75,000 from its insurance carrier with respect to this litigation and the $450,000 settlement was paid in January 2013.

NOTE 7 – STOCKHOLDERS’ EQUITY

In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.80 per unit. The warrants were for a term of two years at an exercise price of $0.50 per share. During December 2011, the Company sold 625,000 units and raised $500,000.  On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70.  This increased the number of units to be sold from 6,250,000 units to 7,142,858 units.  It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock.  During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,717,650, net of stock issuance costs of $28,000.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit. The warrants were for a term of two years.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831 units and raised $4,341,282.

On April 2, 2012, the Company entered into a settlement agreement with a former consultant of the Company. In connection with the settlement, the Company made a settlement payment to the consultant of $30,000 and issued the consultant 350,000 shares of the Company’s common stock, which were valued at $297,500, fair value, or $.85 per share.

On April 10, 2012, a company owned by the Secretary of the Company and his wife exercised options to purchase 250,000 shares of common stock which raised proceeds of $10,000.

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company has received $1,000,000 as of March 31, 2013 under this agreement.

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance.

On May 25, 2012, an investor exercised options to purchase 350,000 shares of common stock which raised proceeds of $14,000.

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

During November and December 2012, the Company entered into a private placement for shares of the Company’s common stock.  The shares were sold at a purchase price of $.70 per share.  Through December 31, 2012, 7,942,858 shares were sold raising $5,560,000.

In December 2012, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through December 31, 2012, 666,667 shares were sold raising $500,000.

During the first quarter of 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through March 31, 2013, 1,133,334 shares were sold raising $850,000.  Issuance costs related to this private placement were $60,783.

On April 15, 2013, the Company issued 26,521 restricted shares of the Company’s common stock to five members of the Board of Directors that were valued at $49,071.  In conjunction with this the five members of the Board also received in aggregate options to purchase 1,050,000 shares of the Company’s common stock. These options were valued at $519,080, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.0%, risk free interest rate of .69% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be expensed over the three year vesting term.

On May 28, 2013, we entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years. On May 29, 2013, we issued and sold an additional    300,000 units pursuant to the Offering. The Company retained a placement agent in connection with the Offering. The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance. In addition, the placement agent received three year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share (See Note 8-Stock Options and Warrants). Net proceeds of the Offering to the Company, after the expense allowance and other expenses, were approximately $4,836,157.

During May 2013, options to purchase 750,000 shares of common stock were exercised at $0.04 per share, options to purchase 300,000 shares of common stock were exercised at $0.35 per share, and options to purchase 66,667 shares of common stock were exercised at $0.75, resulting in proceeds of $185,000.

During May and June 2013, warrants to purchase 2,000,000 shares of common stock were exercised at $.04 per share and warrants to purchase 2,660,685 shares of common stock were exercised at $0.50 per share, resulting in proceeds of $1,330,342.

During July and August 2013, warrants to purchase 34,500 shares of common stock were exercised at $.50 per share, resulting in proceeds of $17,250.

NOTE 8 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2013, options to purchase 14,053,000 shares of common stock have been issued and are unexercised, and 61,667 shares of common stock are available to be issued under the 2008 Plan.

During 2013, Board adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit, upon stockholder approval, stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2013, under the 2013 Plan options to purchase 3,702,500 shares of common stock have been issued and are unexercised, and 1,297,500 shares of common stock remain available for grants under the 2013 Plan.

The plans are administered by the Board, or a designated committee thereof, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the plans.

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

Employee and Non-Employee Director Grants

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

On March 2, 2012, the Company issued a Board member an option to purchase 250,000 shares of the Company’s common stock at $.58 per share.  These options have been valued at $33,975, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.9%, risk free interest rate of .9% and expected option life of five years.  The options expire five years from the date of issuance.  This option was expensed immediately.

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

In June 2012, the Company issued three employees and one Board member options to purchase an aggregate of 470,000 shares of the Company’s common stock at exercise prices ranging from $1.53 to $1.82 per share.  These options were valued at $217,293, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.3% to 35.5%, risk free interest rate of .68% to .72% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term or immediately if there is no vesting term.

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

In March 2008, the Company issued options to purchase 4,500,000 shares of common stock to three directors.  On January 24, 2013, the expiration date for unexpired and unexercised options of 4,250,000 was extended from March 3, 2013 to March 3, 2015.  The incremental increase in value was $1,253, which was expensed immediately.

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

In June 2013, the Company issued two employees options to purchase an aggregate of 250,000 shares of the Company’s common stock at exercise prices of $2.40 and $2.92 per share.  The vesting of 50,000 of these options is predicated on meeting certain milestones, therefore   such options have not been valued.  The remaining options were valued at $129,343, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.6% to 26.3%, risk free interest rate of 1.03% to 1.48% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In August 2013, the Company issued three employees options to purchase an aggregate of 210,000 shares of the Company’s common stock at exercise prices of $2.00 and $2.35 per share.  These options were valued at $124,392, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.2% to 30.3%, risk free interest rate of 1.38% to 1.61% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In September 2013, the Company issued two employees options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $1.97 per share.  These options were valued at $4,500, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 21.8%, risk free interest rate of 1.71% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Cumulatively and for the three and nine months ended September 30, 2013, the Company expensed $1,446,783, $210,380 and $546,776 and for the three and nine months ended September 30, 2012, the Company expensed $81,588 and $274,757 relative to employee options/warrants granted.  As of September 30, 2013, there was $1,746,505 of unrecognized compensation expense related to employee non-vested market-based share awards.

A summary of stock option/warrant transactions for employees and independent board members from December 31, 2011 to September 30, 2013 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	6,730,000	0.50 to 1.82	0.34
Issued under Private Placements	500,786	0.50	0.01
Reclassified from non-employee	810,000	0.50 to 0.75	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, December 31, 2012	17,258,644	.04 to 1.82	0.48

Granted	2,802,500	0.99 to 2.92	0.26
Reclassified to non-employee, net	(235,000)	0.50 to 2.30	0.02
Exercised	(2,816,667)	0.04 to 0.75	0.01
Expired/terminated	(245,000)	0.50 to 2.92	-

Outstanding, September 30, 2013	16,764,477	$.04 to $2.40	$0.7

Exercisable, September 30, 2013	9,315,310	$.04 to $2.30	$0.4

Weighted Average Remaining Life,
Exercisable, September 30, 2013 (years)	1.8

Non-Employee Grants

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

In July 2012, the Company issued a consultant options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.55 per share.  These options were valued at $40,373 fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.3%, risk free interest rate of .64% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed when the services are provided.

In August 2012, the Company issued two consultants options to purchase an aggregate of 400,000 shares of the Company’s common stock at exercise prices ranging from $.35 to $1.11 per share.  These options were valued at $321,221, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 27.1% to 30.5%, risk free interest rate of .27% to .67% and expected option lives of from two to five years.  The options expire between two and five years from the date of issuance.  Options granted are expensed when the services are provided.

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

In October 2012, the Company issued a consultant options to purchase 50,000 shares of the Company’s common stock at an exercise price of $.75 per share.  These options were valued at $5,381, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.5%, risk free interest rate of .19% and expected option life of one year.  The options expire one year from the date of issuance.  The options granted are expensed when the service was provided.

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

In December 2012, the Company issued a merchant warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share.  The vesting of these warrants was predicated on meeting certain milestones. As of December 31, first milestone was met resulting in the vesting of 150,000 warrants. The fair value of the vested warrants was $58,595, which was expensed immediately. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.7%, risk free interest rate of .76% and expected option life of one year. As of September 30, 2013, the remaining milestones were met which provided vesting of the remaining 350,000 warrants.  The fair value of these warrants was $549,915, which was expensed immediately.  The warrants expire five years from the date of issuance.

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

In March 2013, the Company issued two consultants options to purchase 1,130,000 shares of the Company’s common stock at exercise prices of $0.75 and $1.48 per share.  130,000 of these options vested immediately and were valued at $54,228, fair value.  The vesting of the remaining 1 million options is predicated on meeting certain milestones, which were not met as of September 30, 2013. The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.6% and 25.5%, risk free interest rate of .25% and .80% and expected option life of two to five years.  The options expire two to five years from the date of issuance.  The vested options granted, were expensed immediately.  The remaining unvested options will be expensed when it is probable that the milestones will be achieved.

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

In May 2013, the Company issued two consultants options to purchase 125,000 shares in the aggregate of the Company’s common stock at exercise prices ranging from $3.05 to $3.28 per share.  These options were valued at $51,869, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.1% to 23.2%, risk free interest rate of .29% to .31% and expected option life of two years.  The options expire two years from the date of issuance.  Options granted are expensed over the term of the agreement.

In May 2013, the Company, as part of the cost of the Company’s Offering described in Note 7, issued the placement agent warrants to purchase 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share.  These warrants were valued at $409,749, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 23.4% to 23.7%, risk free interest rate of .49% and expected option life of three years.  The warrants expire three years from the date of issuance.  The warrants granted were recorded as stock issuance costs and reduced additional paid in capital.

In July 2013, the Company issued two consultants options to purchase 100,000 shares in the aggregate of the Company’s common stock at exercise prices ranging from $.75 to $2.61 per share.  These options were valued at $124,338, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 23.8% to 26.6%, risk free interest rate of 1.35% to 1.66% and expected option life of five years.  The options expire five years from the date of issuance.  $124,338 was expensed immediately.

In September 2013, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.17 per share.  These options were valued at $26,208, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.1%, risk free interest rate of 1.39% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted will be over the term of the agreement, which is three years.

Cumulatively and for the three and nine months ended September 30, 2013 and 2012, the Company expensed $1,803,849, $687,229 and $818,619 and for the three and nine months ended September 30, 2012 the Company expensed $142,086 and $203,593 relative to non-employee options/warrants granted.  As of September 30, 2013, there was $90,984 of unrecognized compensation expense related to non-vested market-based share awards to non-employees.

The following table summarizes non-employee (excluding independent board members) stock options/warrants of the Company from December 31, 2011 to September 30, 2013 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	2,915,000	0.35 to 2.17	0.12
Issued under Private Placement	11,967,152	0.50 to 1.00	0.38
Reclassified to employee	(810,000)	0.50 to 0.75	-
Exercised	(350,000)	0.04	-
Expired	(375,000)	0.91 to 1.00	-

Outstanding, December 31, 2012	16,531,438	0.35 to 2.30	0.63

Granted	1,753,750	0.50 to 3.28	0.17
Issued under Private Placement	1,723,533	1.80 to 3.00	0.30
Reclassified from employee, net	235,000	0.50 to 2.30	.02
Exercised	(2,995,185)	.35 to .50	-
Expired/Cancelled	(1,405,000)	0.50 to 1.00	-

Outstanding, September 30, 2013	15,843,536	$0.35 to $3.28	$0.99

Exercisable, September 30, 2013	14,388,536	$0.50 to $3.28	$0.93

Weighted Average Remaining Life,
Exercisable, September 30, 2013 (years)	1.4

NOTE 9 - OPERATING LEASES

For the three and nine months ended September 30, 2013, total rent expense under leases amounted to $117,447 and $244,318 and for the three and nine months ended September 30, 2012, total rent expense under leases amounted to $54,640 and $113,389.  At September 30, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2013	116,622
2014	142,570
2015	39,688

$298,880

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company utilized offices leased by affiliates of certain of the Company’s board members without charge.

During the three and nine months ended September 30, 2013 and 2012, a consultant and beneficial owner of the Company, owning more than five percent of the outstanding common shares of the Company, was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated. Consulting fees paid during the three and nine months ended September 30, 2013 were $0 and $130,000 and $0 and $172,500 was paid for the three and nine months ended September 30, 2012.  Reimbursable business expenses of $6,506 and $30,072 were paid during the three and nine months ended September 30, 2013, and $20,001 and $32,224 were paid during the three and nine months ended September 30, 2012.

During the three and nine months ended September 30, 2013 and 2012, a marketing company owned by the Company’s Secretary and his spouse was paid $0 and $14,560 respectively.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in this and prior quarterly reports on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

Virtual Piggy, Inc. (the “Company” or “Virtual Piggy”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage and allocate funds and track the child’s expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use. In addition to its main focus, the Company is also working on technology that will make the overall online experience safer for the “Under 18” market (“U18s”).

 The Virtual Piggy product enables online businesses to interact and transact with the U18s market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  The Virtual Piggy product offering was launched in the United States in 2012 and was launched in European markets in 2013.

The Company has secured 143 agreements with merchants, game publishers, e-commerce platforms, gaming platforms and payment processors. Over 20 of the merchants and game publishers are using Virtual Piggy live with their e-commerce systems and the Company is in the process of integrating the other signed merchants and gaming publishers. The Company is continuing to add merchants and gaming publishers. In addition, Virtual Piggy has the capability to offer and deliver digital gift cards.

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

Our primary strategic objective over the next 12-24 months is to continue our merchant acquisition program and rapidly expand our consumer acquisition program which will generate revenue that we believe will ultimately cover our operating expenses and allow us to become profitable.   We began our user acquisition efforts in March 2013 and currently have over 500,000 system users, which we define as a registered account that has accessed the Virtual Piggy product within the past 12 months.  Our goal for 2013 is to acquire one million system users by year end. We plan to achieve this objective by advertising our product and services to consumers through public relations programs, merchant promotions and affiliate marketing programs.  As our service grows, we intend to hire additional information staff to maintain our product offerings and develop new products to increase our market share.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service, and consumer spending through our system.  Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and 2012

The following discussion analyzes our results of operations for the three months ended September 30, 2013 and 2012. The following information should be considered together with our financial statements for such period and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the three months ended September 30, 2013 and 2012, we generated revenues of $1,382 and $8, respectively.  For the three months ended September 30, 2013, we processed $50,292 of merchant transactions and $13,764 of gift card sales compared to essentially none in the third quarter of last year.  We commenced our user acquisition campaign in March 2013 and currently have over 500,000 system users.  During this initial startup phase, the majority of our system users have not processed a transaction through our system to purchase an item from a merchant.  However, we expect these transactions to occur and are continuing to market to these system users, and expect that many of them will become active system users over time, particularly as we continue to add merchants to our network and continually market to our user base.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants through the Virtual Piggy network.  In the second and third quarter of the current year, we have added online gaming sites which have generated repeat transactions from gaming users.

Our net loss increased $3,286,752 to $5,305,486 for the three months ended September 30, 2013 compared to $2,018,734 for the three months ended September 30, 2012, which was the result of increased expenses as we have expanded our business as further described below.

Payroll Expenses

Payroll expenses were $1,515,701 for the three months ended September 30, 2013 and $886,215 for the three months ended September 30, 2012, an increase of $629,486.  Payroll expenses for the three months ended September 30, 2013 included $289,714 for our marketing staff.  We have increased our staff level by 14 since the third quarter of last year and have commenced operations in Europe.

Consulting Expenses

Consulting expenses for the three months ended September 30, 2013 were $1,034,270 as compared to $242,116 for the three months ended September 30, 2012, an increase of $792,154.  The increase was the result of fees for investor relations activities, merchants meeting option milestones and increased use consultants in our London office for certain software and product development efforts.

Marketing Expenses

For the three months ended September 30, 2013, marketing expenses were $1,462,861, an increase of $1,319,377 from $143,484 for the three months ended September 30, 2012. During the last 12 months Virtual Piggy has developed a strong international marketing department headquartered out of Hermosa Beach office. With the introduction of class A merchants such as Claires Inc. and Habbo Hotel in the third quarter, Virtual Piggy has run and continues to run co-marketing campaigns alongside these and newly acquired merchants to promote both the Virtual Piggy service and the availability of the particular merchant on the Virtual Piggy network. These marketing efforts have directly led to the acquisition of new users and of new merchants. The campaigns have also led to greater awareness of the Virtual Piggy brand. Virtual Piggy has signed a contract with the American Media firm Universal McCann to help deliver marketing outreach campaigns. We expect to continue this spending in future quarters.

Research and Development

Research and development expenses decreased $9,241 to $179,476 for the three months ended September 30, 2013 from $188,717 for the three months ended September 30, 2012.  These costs resulted from the Company’s continued efforts to develop its platform, including mobile applications, and the integration of merchants into the platform.

Travel Expenses

For the three months ended September 30, 2013, travel expenses were $274,088 an increase of $152,744 from $121,344 for the three months ended September 30, 2012.  The expenses incurred were primarily associated with increased sales and marketing activities in the United States and Europe, capital raising and investor relations activities.

Professional Fees

Professional fees increased $137,572 to $256,296 for the three months ended September 30, 2013 from $118,724 for the three months ended September 30, 2012.  The increase related primarily to increased public company costs, including SOX compliance, fees related to our certification compliance with privacy and COPPA regulations and legal and professional fees related to our expansion into Europe.

General and Administrative Expenses

General and administrative expenses were $587,342 for the three months ended September 30, 2013 compared to $320,052 for the three months ended September 30, 2012, an increase of $267,290.   The increase is primarily related to the expansion of our offices, the addition of our London office, an increase in staff to support our operations and the general expansion of our business.

Comparison of the Nine Months Ended September 30, 2013 and 2012

The following discussion analyzes our results of operations for the nine months ended September 30, 2013 and 2012. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the nine months ended September 30, 2013 and 2012, we generated revenues of $1,528 and $1,195, respectively.  We commenced our user acquisition campaign in March 2013 and currently have over 500,000 system users.  During this initial startup phase, the majority of our system users have not processed a transaction through our system to purchase an item from a merchant.  However, we expect these transactions to occur and are continuing to market to these system users, and expect that many of them will become active system users over time, particularly as we continue to add merchants to our network and continually market to our user base.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants through the Virtual Piggy network.

Our net loss increased $2,699,772 to $11,366,427 for the nine months ended September 30, 2013 compared to $8,666,655 for the nine months ended September 30, 2012, as a result of increased expenses as further described below.

Payroll Expenses

Payroll expenses were $3,912,056 for the nine months ended September 30, 2013 and $1,740,952 for the nine months ended September 30, 2012, an increase of $2,171,104.  Payroll expenses for the nine months ended September 30, 2013 included $663,884 for our marketing staff. We have increased our staff level by 14 since the third quarter of last year and have commenced operations in Europe.

Consulting Expenses

Consulting expenses for the nine months ended September 30, 2013 were $1,931,801 as compared to $4,422,241 for the nine months ended September 30, 2012, a decrease of $2,490,440.  The decrease resulted primarily from the settlement of a dispute related to a marketing agreement in 2012 and stock based compensation related to consulting agreements entered into  in 2012 (representing an aggregate of $3,845,386), as well as the Company hiring employees rather than using consultants to perform key functions.

Marketing Expenses

For the nine months ended September 30, 2013, marketing expenses were $2,037,589, an increase of $1,574,480 from $463,109 for the nine months ended September 30, 2012. During the last 12 months Virtual Piggy has developed a strong international marketing department headquartered out of Hermosa Beach office. With the introduction of class A merchants such as Claires Inc. and Habbo Hotel in the third quarter, Virtual Piggy has run and continues to run co-marketing campaigns alongside these and newly acquired merchants to promote both the Virtual Piggy service and the availability of the particular merchant on the Virtual Piggy network. These marketing efforts have directly led to the acquisition of new users and of new merchants. The campaigns have also led to greater awareness of the Virtual Piggy brand. Virtual Piggy has signed a contract with the American Media firm Universal McCann to help deliver marketing outreach campaigns. We expect to continue this spending in future quarters.

Research and Development

Research and development expenses increased $256,862 to $612,958 for the nine months ended September 30, 2013 from $356,096 for the nine months ended September 30, 2012.  The increased costs resulted from the Company’s continued efforts to develop its platform, including mobile applications, and the integration of merchants into the platform.

Travel Expenses

For the nine months ended September 30, 2013, travel expenses were $717,931 an increase of $352,450 from $365,481 for the nine months ended September 30, 2012.  The expenses incurred were primarily associated with increased sales and marketing activities in the United States and Europe, capital raising and investor relations activities.

Professional Fees

Professional fees increased $291,267 to $652,303 for the nine months ended September 30, 2013 from $361,036 for the nine months ended September 30, 2012.  The increase related primarily to increased public company costs, including SOX compliance, fees related to our certification compliance with privacy and COPPA regulations and legal and professional fees related to our expansion into Europe.

General and Administrative Expenses

General and administrative expenses were $1,512,797 for the nine months ended September 30, 2013 compared to $871,823 for the nine months ended September 30, 2012, an increase of $640,974.   The increase is primarily the result of the expansion of our offices, the addition of our London office, an increase in staff related to support our operations and the general expansion of our business.

Interest Expense

During the nine months ended September 30, 2013, we incurred no interest expense as compared to $90,560 for the nine months ended September 30, 2012.  Interest expense in 2012 related to interim debt financing prior to the completion of several private placements of securities, the proceeds of which were used to pay off debt.

Liquidity and Capital Resources

As of the filing date of this report, we had cash on hand of approximately $2.7 million.

Net cash used in operating activities for the nine months ended September 30, 2013 was $9,777,170, as compared to $4,532,672 for the nine months ended September 30, 2012, an increased use of $5,244,498. The increase resulted primarily from expanded operations including marketing the Virtual Piggy product, hiring additional staff, commencing our user acquisition campaign and opening an office in London.

Net cash used in investing activities for the nine months ended September 30, 2013 was $298,284, as compared to $292,363 for the nine months ended September 30, 2012, an increase of $5,921.  These investments are principally for the purchase of equipment and costs of patents and trademarks.

Net cash provided by financing activities was $7,287,969 for the nine months ended September 30, 2013, a decrease of $469,963 from $7,757,932 for the nine months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, the Company completed a number of private placements of its securities aimed at the continued financing of the business.  The Company also received $1,612,595 through option and warrant exercises in 2013.

As we have not generated any meaningful revenues since our inception, we have financed our operations through private placement offerings of equity and debt securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  Our current cash on hand should sustain our operations through December 2013.  We have recently commenced our revenue generating activities and we need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our platform, and execute our business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The sale of equity securities is dependent upon shareholders’ approval of an increase in the number of the Company’s authorized shares of common stock (see Part II, Item 1A, Risk Factors).  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we would be unable to execute our business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations of the Company.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A summary of these policies is included in Note 1 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

As of September 30, 2013, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not a party to any legal proceedings.

ITEM1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2012 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2012 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

Management’s judgment could impact the amount of non-cash compensation expense

To estimate the fair value of our stock option awards we currently use the Black-Scholes-Merton options pricing model. The determination of the fair value of equity-based awards on the date of grant using an options pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. One of the factors used in determining such value is stock volatility.  Because of the limited trading activity of our common stock, we use the stock volatility of four peer companies.  To the extent that we used different peer companies to measure volatility, a different stock volatility factor may result which would cause a different stock valuation and a related increase or decrease in non-cash compensation expense. If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

We require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, our shareholders authorized the issuance of up to 150,000,000 shares of common stock.  Currently, only 4.6 million of such shares remain available for issuance after accounting for reserved shares. The Company also has 2 million preferred shares which are currently authorized but unused.  In September, 2013, our board of directors approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock by 30,000,000 to 180,000,000. On October 8, 2013, the Company mailed a proxy to all shareholders to vote on this increase at the Company’s annual shareholders meeting to be held on November 18, 2013. However, such shares cannot be used until the increase is approved by shareholders representing over 50% of the Company’s outstanding shares of common stock.   To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.

We may not be able to qualify to have our common stock listed on a national stock exchange

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  To facilitate liquidity and trading in the Company’s shares, the Company has stated that it is the Company’s goal to be listed on a national stock exchange.  Listing requirements include financial and trading requirements that, as of September 30, 2013 the Company does not meet.  The listing process can be lengthy and is discretionary.  There can be no assurance that the Company’s application will be approved or that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. If the Company’s listing is not approved or if the Company withdraws from the application process, the Company’s shares would continue to trade on the OTC QB.  In that event, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited that it would have been if such listing application had been approved.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to up-list to a national exchange.

The Company may be subject to credit card transaction fraud

The Company’s business model depends upon the processing of credit cards and includes the sale of gift cards.  In cases where the Company is the merchant of record on a gift card sale, the Company could be held financially responsible for the value of gift cards which are purchased using a fraudulent or stolen credit card. While the Company uses software and safeguards to ensure that credit cards it accepts are valid, there can be no assurance that credit card fraud will not occur.  In addition, in the case of transactions where the Company’s merchant is in the United States and is the merchant of record, the Company is not generally responsible for credit card fraud.  However, given that the Company’s business is dependent on the successful processing of credit cards and payment solutions, fraudulent processing could have an adverse effect on our merchant relationships and could result in liability.  Additionally, other countries have varying rules on who the responsible party would be in certain variations of credit card or other payment fraud these cases.  While the Company is researching such international policies and rules and is implementing safeguards to minimize risk, there can be no assurance that the Company will not incur liability relating to credit card or other payment fraud.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

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

VIRTUAL PIGGY, INC.

Date:	November 8, 2013	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer (Duly authorized officer and principal accounting officer)