Form 10-K/A
period 2012-12-31
VIRTUAL PIGGY, INC.
filed 2013-12-23
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

Virtual Piggy Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on March 15, 2013 (the “Original Filing”). The purpose of this Amendment No. 1 is to file the certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company, which was erroneously omitted from the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Additionally, in connection with the filing of this Amendment No. 1, the Company is including currently-dated certifications of the Company’s chief executive officer and chief financial officer.

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

10.2 *	Offer Letter, dated February 2, 2012, by and between the Company and Jo Webber (incorporated by reference to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2013)
10.3*
Offer Letter, dated November 26, 2012, by and between the Company and Joseph Dwyer (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 28, 2012).

10.4 *	Offer Letter, dated November 16, 2011, by and between the Company and Tom Keefer (incorporated by reference to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2013).
10.5*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).
10.6*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).
31.1 †	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2 †	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.3**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.4**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.1 †	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.2 **	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company
32.3**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company
32.4**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company
101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Taxonomy Extension Label Linkbase
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
** Filed herewith
† Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Virtual Piggy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.
Date: December 23, 2013	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer)