Form 10-K
period 2013-12-31
VIRTUAL PIGGY, INC.
filed 2014-03-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $183,080,754 as of June 30, 2013 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 111,396,768 shares of common stock outstanding as of the close of business on March 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

ii

VIRTUAL PIGGY, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2013

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited operating history, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A. — Risk Factors” below and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Virtual Piggy, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  Our principal offices are located at 1221 Hermosa Avenue, Suite 210, Hermosa Beach, California 90254 and our telephone number is (310) 853-1950.

We are a development stage company. As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Virtual Piggy technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Virtual Piggy solution and decided to concentrate our efforts on the delivery of a full-featured Virtual Piggy solution that was not restricted to online gaming. The expanded Virtual Piggy solution is designed to provide a complete online solution for “Under 18s” (“U18s”) for financial management and spending on gaming, retail, music and entertainment.

Overview

We are a technology company that delivers an online ecommerce solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Our system is designed to allow the child to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use. In late 2013, we rebranded our product to be called “Oink”.

Our Oink product enables online businesses to interact and transact with the U18 market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”), and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and was launched in the European markets in 2013.

We secure agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allow us to offer our Oink service to our user base. Over 20 retailers and gaming companies are using Oink live with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add retailers in all categories and gaming companies. To date, the Company has over 1 million users of its system. We define a system user as a registered account that has accessed the Virtual Piggy product within the past 12 months.

Additionally, we have the capability to deliver digital gift cards to families using Oink. We have developed our own online store where families can select and purchase gift cards for delivery to other family members.

In February 2014, we signed an agreement with Discover Financial Services which will allow Oink users to not only buy online, but to also use their account to buy products in store. We plan to issue Oink branded stored value cards to Oink users, allowing them to transact in-store with the same parental controls on spending as are the case with our online product.  There are 25 million locations worldwide where Discover is accepted. We expect to commence this program in 2014.

Industry Background

There are over 800 million teens in the world and over 20 million in the US alone, most without credit cards. The dozens of descriptors are evidence of how much the Internet has changed the lives of children in our society in just one short generation, such as Tweens, Kid-Fluence, Digital Kids, Credit-Card-Less Kids, Youth Market, The Net Generation and Pester Power. People under the age of 18 have never known a world without the Internet.

Because there is no direct financial solution for this group, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the kids “spending” market, which is separate from the dollars spent on kids. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy.  Additionally, kids’ access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), and technology is providing them the increasingly easy opportunity to do so.

With this as a backdrop, the founders of Virtual Piggy identified an emerging need to provide a financial platform that could derive value from the rapid acceptance of the Internet as a place where kids could learn, play, and socially evolve — all with the oversight and guidance of their parents.

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

A future market — Children can be influenced by brands from a very early age. The early and consistent exposure to brands is carried forward into adulthood and creates loyal adult consumers.

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

A Future Market — Manufacturers and retailers — regardless of whether their products are targeted toward kids or not — view young consumers as a segment to be cultivated. A positive experience in a brick and mortar store or a website that is easy to navigate and attractive will have a lasting impression on a child. As such, advertisers are closely monitored and regulated as far as how and what they target toward kids. Regardless, there is data showing that children as young as 18 months have the ability to recognize brands.

Some Demographics

The roughly 40 million teens and tweens in the US certainly cannot be conveniently grouped together into a single segment. As a first pass, we look at them by age, interests and geography.

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

 “Tweens” and Teens are viewed broadly to be the 9 to 17-year-olds and are the sweet spot for protection by COPPA Laws and a very strong target group for the benefits of Oink. They fuel the appetite for a wide variety of online activities — from general retail, social networks, toys, sports, food ordering, and online games. It is difficult to get an estimate for this particular segment within the larger youth market, but we view the opportunity to be significant given the advantages of the product, the desire of the parents and the attractiveness to this age group for “independence” from their parents. Some estimates show the 8 to14-year-old market in the US to be $11 billion for those with their “own” spending money.

Interests — The target markets for Oink are as broad as the interests of the age groups that it can serve. A few represent the largest opportunities for early adopters and have an easily presented value proposition to both merchants and parents. We believe the opportunity to grow into all other markets that serve kids — or any segments requiring financial oversight — is evident.

Children’s Online Privacy Protection Act (“COPPA”)

COPPA which is enforced by the Federal Trade Commission (the “FTC”), regulates the online collection of personal information from children under 13. It applies to: (i) operators of commercial websites and online services that are directed to children under 13 and collect, use, or disclose their personal information, and (ii) operators of general audience websites or online services with actual knowledge that they are collecting, using, or disclosing personal information from children under 13.  COPPA became effective April 21, 2000.  COPPA requires commercial website operators and online services to:

•	Provide notice to parents and obtain verifiable consent from the children’s parents prior to collecting, using or disclosing children’s information (subject to certain limited exceptions);
•	Post a clear and comprehensive privacy policy on their website describing their information practices for children’s personal information;
•	Provide notice meeting certain specific requirements of their collection, use and disclosure practices relating to a child’s personal information. The notice must meet certain specified requirements;
•	Collect only personal information reasonably necessary for a child to participate in an activity; and
•	Create and maintain reasonable security measures to protect this information.

As of December 19, 2012 the FTC announced the new requirements of the COPPA Rule, which went into effect July 1, 2013. As stated and discussed by the FTC, the final revisions include the following changes some of which are explained in more detail below:

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

Personally Identifiable Information. COPPA applies to personally identifiable information about a child which is collected online, such as full name, home address, email address, telephone number or any other information which would allow someone to identify or contact the child.  COPPA also covers other types of information, such as hobbies, interests and information about children collected through cookies or other types of tracking mechanisms when they are tied to individually identifiable information. Additionally, with the new changes to COPPA the definition now includes geolocation information as well as photos, videos, and audio files that contain a child’s image or voice. Also covered are persistent identifiers that can be used to recognize a user over time and across different websites or online services, but with an exception that COPPA’s parental notice and consent requirements do not take effect if the identifier is used solely to support the internal operations of the site or service.

Parental Notice and Consent. With respect to the new amended parental notice provisions, such amendments help ensure that operators’ privacy policies and direct notice to parents before collecting children’s personal information is concise and timely. Additionally, the amendments add several new ways for operators to obtain verifiable parental consent including electronic scans of signed parental consent forms, video-conferencing, use of government-issued identification, and alternative payment systems, such as debit cards and electronic payment systems, provided they meet certain criteria. The final rule also retains the method of “email plus” as an acceptable consent method, whereby an operator that collects children’s personal information for internal use only may obtain verifiable parental consent with an e-mail from the parent, as long as the operator confirms consent by sending a delayed e-mail confirmation to the parent, or calling or sending a letter to the parent.

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

Oink continues to meet the requirements imposed by COPPA, including the recent amendments.

California Online Privacy Protection Act (“CalOPPA”)

Enacted in 2004, CalOPPA requires all commercial digital service providers that collect personally identifiable information about California residents to conspicuously post a privacy policy. On September 27, 2013 amendments to CalOPPA were signed into law, requiring website operators to explain how they respond to do-not-track signals or other mechanisms that provide consumers the ability to exercise choice regarding the collection of personal information online over time and across third-party sites or services. Amidst the new changes that went into effect on January 1, 2014, Oink continues to meet the requirements imposed by CalOPPA.

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

The Opportunity

In most western countries, under 18s do not have access to credit cards or PayPal accounts. They are very reliant on cash, and yet they have disposable income. In 2013, a Piper Jaffray market research report on teens showed that the 35.6 million U.S. teens represent over $200 billion of annual spending power. These teens spend their time online on mobile devices, sharing interests with friends, and have their own unique spending and saving habits. 74% of teens are mobile internet users, compared to 55% of adults, and almost 80% of teens are browsing for goods online. The global market serving this demographic segment presents a significant business opportunity for online retailers.  Many on-line purchases made by this group were incurred without adult supervision.  In fact, unauthorized transactions by children contribute to “friendly fraud” which accounts for more than one third of the total fraud for online accepting merchants and is a growing risk for online retailers.  Merchants need a mechanism that will allow parents to oversee and approve of their children’s online purchases.

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

Our Solution

Our platform has been designed and will be directed to:

•
providing an environment where parents can safely deliver a digitized allowance to their children and put in place the controls necessary. For the teen or tween, this for the first time, gives them the ability to make informed purchasing decisions themselves;

•	solving the “friendly fraud” problem for website operators, providers, and online retailers; and
•	permitting website operators and online retailers to transact online business with children between the ages of 8 and 12 in compliance with COPPA.

 Our platform enables children between the ages of 8 and 14 to pay merchants quickly and easily without providing their name, address or any other personal information.  To make purchases using Oink, children need to disclose only a user name and password.

Our initial product offerings consist of the Oink product, and the Parent Match technology and may expand to other product offerings. Oink was developed in response to the growing need for parents/guardians to allow their children to transact online in a controlled manner in light of an increasing number of online services and products targeted towards children.  Oink provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods. The Oink product tracks all spending and parents can receive alerts and reports on spending patterns.

Oink has been integrated into all the major US payment processing gateways, including Chase Paymentech™, CyberSource, Authorize.Net and PayPal, and can process transactions from all major credit and debit card systems, including MasterCard, Visa, and American Express. Recently, we became integrated and certified by WorldPay, which covers a large part of the European marketplace.  Oink is hosted on Layered Tech, Inc.’s PCI compliant platform, which provides security, robustness and reliability.

Oink has received and remains TRUSTe and ESRB privacy certified and achieved PCI DSS level 1 certification in 2011.  The PCI Security Standards Council offers comprehensive standards to enhance payment card data security. Virtual Piggy, Inc. was audited and recertified to be in compliance with PCI DSS in December 2012 and 2013.

The Oink product became operational during 2011 and 2012. The Parent Match technology became operational in 2013 as part of extensions to the child profile components of Oink.

Our Intellectual Property

Intellectual property is important to our business.  We currently have filed ten (10) utility patents with the USPTO. Of those ten (10) patents we have one patent that was recently issued by the USPTO on February 11, 2014, entitled System and Method for Verifying the Age of an Internet User. We have nine (9) remaining patents pending with the USPTO. Additionally, we have been issued two patents in Germany entitled Virtual Piggy Bank and Parent Match, while the remaining patents in Germany are still pending. We also have patents pending in Australia, Brazil, Canada, Europe, and under the Patent Cooperation Treaty (“PCT”).

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

9) Method to Authenticate a User. A computer-implemented method of verifying an identity of a prospective Internet user and access to a service requester that includes a non-transitory computer readable medium, a program, and a computer executable program code. A first account is established by a first user, a second user logs on to the service requester to access a website and enters information, and aggregate information from the second user and the service request is sent from the service requester to be verified by an authenticating system. The aggregate information is verified with authentication information established in the first account and stored at an authenticating system database. The service requester is notified whether the second user is authorized to access the content of the service requester based on verification results. The aggregated information along with time-stamped requests, verifications, notifications, and decisions by the first user are stored at the authenticating system database.

10) Gift Card and Charitable Donation Piggybank System. A method and system for purchasing a gift card and making a charitable donation using one or more computers comprising a non-transitory computer readable medium, a program, and a computer executable program code, the method comprising the steps of establishing a first account; establishing a second account; linking the first and second accounts; using either the first account or the second account to purchase a gift card from an online merchant; and distributing a charitable donation from the online merchant to a charitable organization after the gift card is purchased.

Until such time as the remaining pending patents are awarded, if ever, we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada. The USPTO has already granted us service mark registrations for Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, and the PIG design. We recently filed a service mark application with the USPTO for OINK℠ and OINK (stylized) both of which are currently pending registration.

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

Research and Development

During 2013, 2012 and 2011, our research and development expenses were $2.7 million, $1.5 million and $0.8 million, respectively, all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  We expect to generate revenue principally from per-transaction fees from participating merchants which are billed on a monthly basis.   Our model depends upon a large volume of transactions which will require us to be integrated with a large number of online merchants and third party payment systems.  Our goal for 2013 was to acquire 1 million system users by year end, which we achieved in January 2014. We define a system user as a registered account that has accessed the Virtual Piggy product within the past 12 months. While we have achieved our goal of reaching 1 million system users, our revenue from transactions through December 31, 2013 has been lower than we expected in part because we still have a limited number of merchants for our users to transact with.  We believe that as our merchant base grows, our system users will transact more regularly.

During 2012, a large part of our effort was devoted to signing agreements with merchants and integrating our systems with theirs. During 2013, while we were still in the merchant acquisition and integration mode, we focused a significant amount of our effort towards user acquisition and currently have over 1 million system users. We expect our revenues will increase as we incorporate these additional merchants and add system users (families and children) who transact on our system.

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.

As of the date of this report, we have completed the design and development of Oink.  We announced the release of Oink in January 2011 and commenced marketing and distribution efforts in February 2011.  We released our Oink mobile application on the iOS platform in early 2012 and are currently working on expanding our mobile offering.  We launched Oink into Europe in February 2013. The Oink service is running live and processing live transactions with merchants and consumers.

Sales and Marketing Strategy

In 2014, our sales and marketing efforts are focused on driving user awareness and acquisition, via multiple target groups.

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

Seasonality

We expect transaction activity patterns for our services to mirror general consumer buying patterns which are typically significantly higher during the fourth quarter of the calendar year, due primarily to the increased demand during the year-end holiday buying season, except for online gaming consumers which have more consistent use during the year.

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

Employees

As of December 31, 2013, we had 39 employees and 7 consultants working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

Company Information

Virtual Piggy’s website can be found on the Internet at www.oink.com. The website contains information about the Company and our operations. We make available free of charge through a link on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor and then clicking on SEC filings.

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

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2013, have an accumulated deficit of approximately $35.5 million.  We incurred net losses to common shareholders of approximately $16.0 million during the year ended December 31, 2013, approximately $12.0 million during the year ended December 31, 2012, and approximately $3.0 million during the year ended December 31, 2011.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2013 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

We are a development stage company introducing new services and technologies.  Although we have completed the development part of our services and have signed agreements with merchants, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution to online merchants.  Accordingly, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may continue to be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by development stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

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

Our Platform is intended to provide a unique solution to certain website operators and online merchants.  As we do not believe any provider is currently offering such a solution, it is very difficult for us to predict the level of demand and market acceptance of our Platform by consumers or online retailers.  As regulations, consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will value some or all of the key features which we intend to incorporate into the Platform. The failure of the marketplace to deem our features desirable may discourage use of our Platform and limit our ability to generate any meaningful revenues or profits which would have a material adverse effect on our business, operating results, and financial condition.

Fluctuations in demand for our Platform may have a material adverse effect on our business, operating results and financial condition.

We are subject to fluctuations in demand for our Platform due to a variety of factors, including general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S. competition, adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries.

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

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological and market trends in our target end-markets, develop and maintain competitive products, create our Platform that differentiates our services from those of our competitors and develop, and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to continually refine and successfully commercialize the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the ongoing evolution of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly reduce our revenues and adversely affect our business, operations and financial results.

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

In order to execute our business plan, we will be dependent upon Jo Webber, our Chairman of the Board and Chief Executive Officer, Pradeep Ittycheria, a director and Chief Technology Officer, as well as other key personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

Although we have made ten utility patent applications with the United States Patent and Trademark Office related to our Platform, none have been issued as of the date of this report.  We currently rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of any patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, we intend to actively enforce and protect our rights. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

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

We receive, store and process personal information. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.  We attempt to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the best extent possible.  However, these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.  Any actual or perceived failure by us to comply with such laws and regulations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups, which could adversely affect our business, operating results and financial condition.

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

Many companies worldwide are dedicated to providing online payment solutions including mobile payments, electronic funds transfer networks, cross-border access to networks, prepaid cards, bill pay networks and other online and offline payment methods.  The market in which we operate is characterized by numerous and larger competitors, including PayPal, credit card companies, and credit card processors that offer services to online retailers, rapid technological changes, and intense competition.  We expect more companies to enter the online payment business, particularly the segment aimed at serving the “Under 18” demographic.  Most if not all of these competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition than us.  As a result, they may respond to new or emerging technologies and changes in customer requirements faster and more effectively than we can.  If any current online payment solution develops a COPPA compliant service, it would be substantially more difficult for us to introduce and distribute our Platform to the market, and our business, financial condition and results of operations would be materially and adversely affected.

Changes to payment card networks or bank fees, rules, or practices could harm our business and, if we do not comply with the rules, could result in a termination of our ability to accept credit cards. If we are unable to accept credit cards, our competitive position would be seriously damaged.

We expect to belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of Oink.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Any capacity constraints or system disruptions, including natural disasters, could have a material adverse effect on our business

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error, outage or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual, sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to our sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers is protected against damage from fire, earthquakes, terrorist acts, natural disasters, computer viruses, unauthorized entry, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all.  Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our customers and, in turn, on our business, financial condition, and results of operations.

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

We may be subject to credit card transaction fraud

Our business model depends upon the processing of credit cards and includes the sale of gift cards.  In cases where we are the merchant of record on a gift card sale, we could be held financially responsible for the value of gift cards which are purchased using a fraudulent or stolen credit card. While we use software and safeguards to ensure that credit cards we accept are valid, there can be no assurance that credit card fraud will not occur.  In addition, in the case of transactions where our merchant is in the United States and is the merchant of record, we are not generally responsible for credit card fraud.  However, given that our business is dependent on the successful processing of credit cards and payment solutions, fraudulent processing could have an adverse effect on our merchant relationships and could result in liability.  Additionally, other countries have varying rules on who the responsible party would be in certain variations of credit card or other payment fraud.  While we are researching such international policies and rules and are implementing safeguards to minimize risk, there can be no assurance that we will not incur liability relating to credit card or other payment fraud.

RISKS RELATED TO OUR COMMON STOCK

Our officers and directors own a large amount of our common stock, are in a position to affect all maters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of March 1, 2014, our officers and directors beneficially own an aggregate of 21,549,915 shares of our common stock (which includes 10,605,477 shares of common stock underlying warrants and options exercisable within 60 days).  Assuming that the only such convertible securities exercised are by our officers and directors, we would have outstanding 127,074,532 shares of common stock. In such event, our officers and directors would beneficially own approximately 17.0% of our outstanding common stock. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would be severely limited in their ability to override their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC QB, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

We may not be able to qualify to have our common stock listed on a national stock exchange

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2013 the Company does not meet.  While the Company applied for a national exchange listing in 2013, the listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company’s application will be approved or that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. If the Company’s listing is not approved or if the Company withdraws from the application process, the Company’s shares would continue to trade on the OTC QB.  In that event, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited than it would have been if such listing application had been approved.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

We have outstanding shares of preferred stock with rights and preferences superior to those of our common stock.

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. In addition, upon the issuance of shares of common stock in the future issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price (currently $1.00 per share), the conversion price of the Series A Cumulative Convertible Preferred Stock will be lowered based on a full-ratchet formula for twelve months from the original issue date and pursuant to a weighted average formula thereafter, which will have the effect of immediately diluting the holders of our common stock.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our shareholders.

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 1, 2014, options and warrants for the purchase of 37,854,680 shares of our common stock were outstanding and 5,045,000 shares of common stock were issuable upon conversion of our outstanding Series A Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

We will be required to remain current in our filings with the SEC or our securities will not be eligible for continued quotation on the OTC QB.

We are required to remain current in our filings with the SEC in order for our shares of common stock to continue to be eligible for quotation on the OTC QB. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time.  In such event purchasers of our common stock may find it difficult to sell the shares purchased.

If we issue shares of preferred stock with superior rights to the shares of common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have issued 50,450 shares of preferred stock and 1,949,550 shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

We may require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 180,000,000 shares of common stock.  Currently, only 24.5 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.

RISKS RELATED TO OUR FINANCIAL STATEMENTS

Management’s judgment could impact the amount of non-cash compensation expense

To estimate the fair value of our stock option awards we currently use the Black-Scholes options pricing model. The determination of the fair value of equity-based awards on the date of grant using an options pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. One of the factors used in determining such value is stock volatility.  Because of the limited trading activity of our common stock, we use the stock volatility of four peer companies.  To the extent that we use different peer companies to measure volatility, a different stock volatility factor may result which would cause a different stock valuation and a related increase or decrease in non-cash compensation expense. If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 1221 Hermosa Avenue, Suite 210, Hermosa Beach, California  90254 and Princes House, Jermyn Street, London, United Kingdom. We have a lease for the Hermosa Avenue location which expires in July 2016 at a monthly rental of $6,934.  In London, we have a lease which expires October 2016 at a monthly rental of £7,840.  We also lease additional space in other areas to house portions of our development team and other employees when our operations require such additional office space.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings, nor are we aware of any governmental authority contemplating any legal proceeding against us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC QB market under the trading symbol “VPIG.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC QB.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent, or differ substantially from, prices in actual transactions.

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended March 31, 2013	$1.68	$0.91
Quarter ended June 30, 2013	$3.38	$1.46
Quarter ended September 30, 2013	$2.68	$0.78
Quarter ended December 31, 2013	$1.37	$0.90

Fiscal Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$0.67	$0.49
Quarter ended June 30, 2012	$2.50	$0.66
Quarter ended September 30, 2012	$1.80	$0.09
Quarter ended December 31, 2012	$1.70	$0.92

Common Stockholders

As of December 20, 2013, our shares of Common Stock were held by 164 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Stock Performance Graph

Total Return To Shareholders
(Includes reinvestment of dividends)

	ANNUAL RETURN PERCENTAGE
	Years Ending

Company / Index	Dec09	Dec10	Dec11	Dec12	Dec13
Virtual Piggy, Inc.	15.00	-63.04	-29.41	66.67	1.00
NASDAQ Composite Index	45.32	18.02	-0.83	17.45	40.12
S&P 1500 Internet Sofware & Services	82.21	2.68	5.45	22.21	44.16

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec08	Dec09	Dec10	Dec11	Dec12	Dec13
Virtual Piggy, Inc.	100	115.00	42.50	30.00	50.00	50.50
NASDAQ Composite Index	100	145.32	171.50	170.08	199.76	279.90
S&P 1500 Internet Sofware & Services	100	182.21	187.10	197.29	241.11	347.58

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2013.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 6. SELECTED FINANCIAL DATA.

Summary and Selected Data

	Year Ended December 31,
	2009	2010	2011	2012	2013

Revenue	$-	$-	$3,926	$1,213	$2,456

Operating Loss	$(2,236,919)	$(1,086,346)	$(2,688,485)	$(11,954,870)	$(15,980,721)

Net Loss	$(2,236,476)	$(1,489,190)	$(2,724,796)	$(12,039,726)	$(15,976,372)

		December 31,
	2009	2010	2011	2012	2013

Cash	$44,710	$1,574,448	$186,159	$7,371,036	$1,752,461
Current Assets	$87,478	$1,597,389	$190,424	$7,466,589	$1,978,694
Total Assets	$93,313	$1,609,793	$280,539	$7,990,784	$2,941,184

Current Liabilities	$93,913	$90,015	$642,953	$1,154,602	$3,063,594
Total Liabilities	$93,913	$90,015	$642,953	$1,154,602	$3,063,594
Liabilities & Shareholders Equity	$93,313	$1,609,793	$280,539	$7,990,784	$2,941,184

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

Overview

Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   We are a technology company that delivers an online ecommerce solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Our Oink product is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use. In addition to our main focus, we are also working on technology that will make the overall online experience safer for U18s.

 The Oink product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and was launched in the European market in 2013.

We secure agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allow us to offer our Oink service to our user base. Over 20 retailers and gaming companies are using Oink live with their e-commerce systems and we are in the process of integrating the other signed retailers and gaming companies. We are continuing to add retailers in all categories along with gaming companies. To date, we have over 1 million users of our system. We define a system user as a registered account that has accessed the Oink product within the past 12 months.

In addition, Oink has the capability to offer and deliver digital gift cards.

We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product.

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

Our primary strategic objective over the next 12-24 months is to continue our merchant acquisition and commence and rapidly expand our consumer acquisition program which will generate revenue that we believe will ultimately cover our operating expenses and allow us to become profitable. We intend to focus heavily on the online gaming industry and additionally expect to enter the in-store market through Oink branded debit cards.  We plan to achieve this objective by advertising our product and services to consumers through public relations programs, merchant promotions and affiliate marketing programs.  As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following discussion analyzes our results of operations for the years ended December 31, 2013 and 2012. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2013 and 2012, we generated revenues of $2,456 and $1,213, respectively.  We commenced our user acquisition campaign in March 2013 and currently have over 1 million system users.  We define a system user as a registered account that has accessed the Oink product within the past 12 months.  We have run and continue to run many consumer acquisition programs in conjunction with our retail and gaming partners. During this initial start-up period, not all users have made a purchase, and some have made more than one purchase.  As we add additional retailers and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in 2014 is also expected to increase our transaction volume.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product.  In 2013, we added online gaming sites which have generated repeat transactions from gaming users.

Our net loss increased $3,936,646 to $15,976,372 for the year ended December 31, 2013 compared to $12,039,726 for the year ended December 31, 2012, as a result of increased expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.2 million, or 248% in 2013 to $7.3 million compared with $2.1 million in 2012. During 2013, we expanded the size of our sales and marketing team in the United States and built a new team in Europe to help increase our merchant base and to commence our user acquisition campaign.  We commenced that campaign in March 2013 and spent approximately $2.6 million on targeted advertising and promotions to achieve our goal of registering 1 million users, which we achieved early in 2014. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market.

Product Development

Product development expenses increased by $1.2 million, or 73% in 2013 to $2.7 million compared with $1.5 million in 2012. During 2013, we expanded the size of our product development team in the United States and built a new team in Europe to develop and build our new mobile applications. We also hired personnel in 2013 to staff our new product management function.

Integration and Customer Support

Integration and customer support expenses increased by $0.2 million, or 53% in 2013 to $0.7 million compared with $0.5 million in 2012. We added additional personnel to integrate our product with our merchants, and hired personnel to provide customer support.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 36% in 2013 to $4.6 million compared with $3.4 million in 2012. During 2013, we expanded our management team through the hiring of a chief financial officer and a general counsel, and added several support staff in line with the growth of the Company.  Our legal and professional fees increased by approximately $325,000 in connection with our global expansion and various other initiatives. Additionally, rent and other operating costs increased overall in 2013 from the increase in our staff and the addition of our London office.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $3.7 million, or 83% in 2013 to $0.8 million compared with $4.5 million in 2012. During 2012, we engaged various consultants to advise the Company and compensated them in the form of cash and stock options.  During 2013, we entered into fewer of those agreements. Much of these costs are non-cash costs resulting from the valuation of stock or stock options granted.  Without the non-cash compensation charge, expenses paid in cash for 2013 and 2012 were $0.7 million and $0.6 million, respectively.

Comparison of the Years Ended December 31, 2012 and 2011

The following discussion analyzes our results of operations for the years ended December 31, 2012 and 2011. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the years ended December 31, 2012 and 2011, we generated revenues of $1,213 and $3,926, respectively.  We did not commence our user acquisition campaign until March 2013 and had limited users in 2012 and 2011. During this initial startup phase, the majority of our system users have not processed a transaction through our system to purchase an item from a merchant.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product. In 2013, we added online gaming sites which have generated repeat transactions from gaming users.

Our net loss increased $9,314,930 to $12,039,726 for the year ended December 31, 2012 compared to $2,724,796 for the year ended December 31, 2011, as a result of increased expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.5 million, or 239% in 2012 to $2.1 million compared with $0.6 million in 2011. During 2012, we began developing our sales and marketing team in the United States to help increase our merchant base and to prepare for commencement our user acquisition campaigns.

Product Development

Product development expenses increased by $0.8 million, or 104% in 2012 to $1.5 million compared with $0.8 million in 2011. During 2012, we expanded the size of our product development team in the United States to continue the development of our product and platform.

Integration and Customer Support

Integration and customer support expenses increased by $0.5 million in 2012 compared with no cost in 2011. We added new personnel in 2012 to integrate our product with our merchants.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 240% in 2012 to $3.4 million compared with $1.0 million in 2011. During 2012, we hired a full-time CEO to run the Company, added legal and finance personal and added several support staff in line with the growth of the Company.  In addition, our legal and professional fees increased in connection with the rapid growth of the Company’s infrastructure and various other initiatives.

Strategic Consulting Expenses

Strategic consulting expenses increased by $4.2 million in 2012 to $4.5 million compared with $0.3 million in 2011. During 2012, we engaged various consultants to advise the Company and compensated them in the form of cash and stock options to a much greater degree than in 2011. Many of these costs are non-cash costs resulting from the valuation of stock or stock options granted.  Without the non-cash compensation charge, expenses paid in cash for 2012 and 2011 were $0.6 million and $0.3 million, respectively.

Liquidity and Capital Resources

Net cash used in operating activities increased $7.1 million to $13.5 million for the year ended December 31, 2013 as compared to $6.4 for the year ended December 31, 2012.  The increase resulted primarily from expanded operations including marketing the Oink product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities was $0.4 million for the year ended December 31, 2013, materially unchanged from the $0.4 million for the year ended December 31, 2012.  The small variance resulted from the purchase of equipment and additional costs of patents and trademark applications.

Net cash provided by financing activities decreased $5.7 million to $8.3 million for the year ended December 31, 2013 from $14.0 for the year ended December 31, 2012.  Cash provided by financing activities during the year ended December 31, 2013 consisted of the issuance of shares of common stock and warrants, netting $7.3 million, in addition to a $1.0 million bridge loan.

Subsequent to December 31, 2013, additional cash was provided from financing activities as described below.

On January 27, 2014, the Company issued to certain private investors 50,450 shares of Series A Cumulative Convertible Preferred Stock at an original issue price of $100 per share and warrants to purchase 5,045,000 shares of the Company’s common stock at an aggregate purchase price of $5,045,000. On the same date, the Company repaid its $1 million bridge loan which originated on December 27, 2013.

On February 7, 2014, the Company completed a private placement offering to holders of its outstanding warrants for the purchase of shares of common stock (“Warrantholders”), pursuant to which Warrantholders who were not directors or executive officers of the Company were given the opportunity to immediately exercise all outstanding vested warrants for cash in exchange for (i) the applicable shares of common stock underlying the exercised warrant and (ii) a new two-year warrant, granting rights to acquire an equivalent number of shares of common stock as issued pursuant to the exercised warrant(s), at an exercise price of $1.00 per share (each a “Replacement Warrant”). Pursuant to the offering, the Company (i) received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

As of March 1, 2014, we had cash resources of approximately $5.2 million.  As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $8.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013.  The Oink product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2014. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing project implementation and projections were prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Oink products.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

At December 31, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$398,120
2015	298,287
2016	200,361
$896,768

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Oink and ParentMatch at the time of the sale of the associated product.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exposure

We have commenced operations internationally that are denominated in foreign currencies, primarily the British pound. We transact business in British Pounds and have insignificant international revenues but do have operating costs. Our cash flow, results of operations and certain of our intercompany balances that are exposed to foreign exchange rate fluctuations may differ from expectations and we may record gains or losses due to foreign currency fluctuations.  However, we have not experienced significant fluctuations through the current date.

Interest Rate Risk

We do not have any outstanding debt and are not exposed to interest rate risk.

Investment Risk

Our cash is invested in money market accounts and is not subject to significant interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2014, and to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2014, and to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

Reference is made to the disclosure required by Items 201(d) and 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2014, and to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2014, and to be filed with the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES.

Reference is made to the disclosure required by Item 9(e) of Schedule 14A to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2014, and to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.
(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.5
Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

10.1*
Employment Agreement between the Company and Ernest Cimadamore  (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*
Offer Letter, dated February 2, 2012, by and between the Company and Jo Webber (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2013).

10.3*
Offer Letter, dated November 26, 2012, by and between the Company and Joseph Dwyer (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on November 28, 2012).

10.4*
Offer Letter, dated November 16, 2011, by and between the Company and Tom Keefer (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K filed with the Commission on March 15, 2013).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of March, 2014.

Virtual Piggy, Inc.

By:	/s/ Jo Webber
Jo Webber, Chairman of the Board, Chief Executive Officer and Principal Executive Officer

/s/ Joseph Dwyer
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jo Webber	Chairman of the Board, Chief Executive Officer and Director	March 14, 2014
Jo Webber

/s/ Ernest Cimadamore	Secretary and Director	March 14, 2014
Ernest Cimadamore

/s/ Joseph Dwyer	Chief Financial Officer and Principal Accounting Officer	March 14, 2014
Joseph Dwyer

/s/ Kirk Bradley	Director	March 14, 2014
Kirk Bradley

/s/ George O. McDaniel	Director	March 14, 2014
George O. McDaniel

/s/William J. Tobia	Director	March 14, 2014
William J. Tobia

/s/Darr Aley	Director	March 14, 2014
Darr Aley

Virtual Piggy, Inc.

 (A Development Stage Enterprise)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Virtual Piggy, Inc.
(A Development Stage Enterprise)

We have audited the accompanying balance sheets of Virtual Piggy, Inc. as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2013, 2012 and 2011, and for the period February 11, 2008 (date of inception) through December 31, 2013. We also have audited Virtual Piggy, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtual Piggy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Piggy, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011 and for the period February 11, 2008 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Virtual Piggy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Morison Cogen LLP

Bala Cynwyd, PA
March 14, 2014

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,752,461	$7,371,036
Accounts Receivable	1,000	53
Insurance receivable	4,325	75,000
Prepaid expenses	220,908	20,500

TOTAL CURRENT ASSETS	1,978,694	7,466,589

PROPERTY AND EQUIPMENT
Computer equipment	89,021	70,149
Furniture and fixtures	57,238	46,130
	146,259	116,279
Less: accumulated depreciation	(41,544)	(19,580)
	104,715	96,699

OTHER ASSETS
Deposit	118,118	65,000
Patents and trademarks, net of accumulated amoritization of
$42,129 and $13,678	739,657	362,496
	857,775	427,496

TOTAL ASSETS	$2,941,184	$7,990,784

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,149,681	$704,602
Litigation settlement	-	450,000
Notes payable, net of discount of $86,087 - stockholders	913,913	-

TOTAL CURRENT LIABILITIES	3,063,594	1,154,602

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
none issued and outstanding at December 31, 2013 and
December 31, 2012	-	-

Common stock, $ .0001 par value; 180,000,000 shares authorized;
111,396,768 and 101,417,508 shares issued and outstanding at
December 31, 2013 and December 31, 2012	11,140	10,142

Common stock subscribed	-	50,000

Common stock subscription receivable	-	(50,000)

Additional paid in capital	35,318,751	26,300,114

Deficit accumulated during the development stage	(35,450,446)	(19,474,074)

Cumulative translation adjustment	(1,855)	-

STOCKHOLDERS' EQUITY	(122,410)	6,836,182

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,941,184	$7,990,784

The accompanying notes are an integral part of these financial statements.

  Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Years Ended December 31, 2013, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to December 31, 2013

	Year	Year	Year
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Since
	2013	2012	2011	Inception

REVENUE	$2,456	$1,213	$3,926	$7,595

OPERATING EXPENSES
Sales and marketing	7,275,815	2,092,551	625,942	10,081,137
Product development	2,650,600	1,530,348	750,494	5,241,862
Integration and customer support	712,351	465,277	-	1,179,451
General and administrative	4,567,436	3,368,675	997,956	11,417,339
Strategic consulting	776,975	4,499,232	318,019	7,019,422
Total operating expenses	15,983,177	11,956,083	2,692,411	34,939,211

NET OPERATING LOSS	(15,980,721)	(11,954,870)	(2,688,485)	(34,931,616)

OTHER INCOME (EXPENSE)
Interest income	10,731	5,704	1,724	19,386
Interest expense	(6,382)	(90,560)	(38,035)	(538,216)
	4,349	(84,856)	(36,311)	(518,830)

NET LOSS	$(15,976,372)	$(12,039,726)	$(2,724,796)	$(35,450,446)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.15)	$(0.14)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	107,704,996	85,325,709	65,538,714

The accompanying notes are an integral part of these financial statements.

 Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Comprehensive Loss
For the Years Ended December 31, 2013, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to December 31, 2013

	Year	Year	Year
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Since
	2013	2012	2011	Inception

NET LOSS	$(15,976,372)	$(12,039,726)	$(2,724,796)	$(35,450,446)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(1,855)	-	-	(1,855)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(1,855)	-	-	(1,855)

COMPREHENSIVE LOSS	$(15,978,227)	$(12,039,726)	$(2,724,796)	$(35,452,301)

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to December 31, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the	Cumulative
	Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Issuance of initial 19,000,000 shares of common stock on February 11, 2008 at $.001 per share	19,000,000	$1,900	$-	$-	$17,100	$-	$-	$19,000
Issuance of shares of common stock and 14,285,716 warrants in February 2008 through private placement at $.035 per unit	7,142,858	714	-	-	249,286	-	-	250,000
Employee options issued for services on March 3, 2008, vested immediately and valued at $.02 per share	-	-	-	-	8,825	-	-	8,825
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	107,859	-	-	107,859
Exercise of options on May 8, 2008 at $.04 per share	500,000	50	-	-	19,950	-	-	20,000
Issuance of shares of common stock and 614,286 warrants in May and September 2008 through private placement at $.75 per unit	6,642,858	665	-	-	231,835	-	-	232,500
Options issued for services in June 2008, vested immediately and valued at $.07 per share	-	-	-	-	395,467	-	-	395,467
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	918	-	-	918
Issuance of shares of common stock to investors in August 2008 at $1.00 per share	2,560	-	-	-	2,560	-	-	2,560
Exercise of options in September 2008 at $.04 per share	1,750,000	175	-	-	69,825	-	-	70,000
Exercise of warrants in September 2008 at $.04 per share	250,000	25	-	-	9,975	-	-	10,000
Net loss	-	-	-	-	-	(983,886)	-	(983,886)

Balance, December 31, 2008	35,288,276	3,529	-	-	1,113,600	(983,886)	-	133,243

Exercise of options on January 26, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Issuance of shares of common stock on April 7, 2009 at $1.00 per share	400,000	40	-	-	399,960	-	-	400,000
Issuance of shares of common stock on June 29, 2009 at $2.00 per share	100,000	10	-	-	199,990	-	-	200,000
Exercise of options on July 30, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	10,462	-	-	10,462
Exercise of warrants on August 21, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of options on September 2, 2009 at $.04 per share	500,000	50	-	-	19,950	-	-	20,000
Issuance of shares of common stock on September 17, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	-	100,000
Issuance of shares of common stock for future services on October 9, 2009 valued at $1.00 per share	1,080,427	108	-	-	1,080,319	-	-	1,080,427
Issuance of shares of common stock on October 16, 2009 at $1.00 per share	100,000	10	-	-	99,990	-	-	100,000
Exercise of warrants on October 22, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrants on December 2, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of options on December 10, 2009 at $.04 per share	250,000	25	-	-	9,975	-	-	10,000
Exercise of warrants on December 31, 2009 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Stock issuance costs	-	-	-	-	(65,000)	-	-	(65,000)
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	37,506	-	-	37,506
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	636	-	-	636
Net loss	-	-	-	-	-	(2,236,476)	-	(2,236,476)

Balance, December 31, 2009	43,818,703	4,382	-	-	3,246,778	(3,220,362)	-	30,798

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to December 31, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the	Cumulative
	Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Exercise of options on January 5, 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	892,858	89	-	-	35,624	-	-	35,713
Exercise of warrants in March 2010 at $.04 per share	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrants in April 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	483,750	48	-	-	400,694	-	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	65,000	6	-	-	(6)	-	-	-
Issuance of shares of common stock from August through December 2010 through private placement at $.20 per share	9,625,000	963	-	-	1,924,037	-	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	375,000	38	-	-	74,962	-	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	111,111	11	-	-	99,989	-	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	3,000,000	300	-	-	119,700	-	-	120,000
Exercise of warrants in December 2010 at $.04 per share	2,500,000	250	-	-	99,750	-	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	13,816	-	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	27,899	-	-	27,899
Net loss	-	-	-	-	-	(1,489,190)	-	(1,489,190)

Balance, December 31, 2010	65,371,422	6,537	-	-	6,222,793	(4,709,552)	-	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	100,000	10	-	-	48,990	-	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	150,000	15	-	-	82,650	-	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	1,250,000	125	-	-	499,875	-	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	-	-	20,930	-	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	-	-	88,601	-	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	3,146	-	-	3,146
Nonemployee options issued for services on January 24, 2011, and valued at $.20 per share	-	-	-	-	46,019	-	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	52,243	-	-	52,243
Net loss	-	-	-	-	-	(2,724,796)	-	(2,724,796)

Balance December 31, 2011	66,871,422	6,687	-	-	7,065,247	(7,434,348)	-	(362,414)

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to December 31, 2013

						Deficit
	Common					Accumulated
	Stock			Common Stock	Additional	During the	Cumulative
	Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	20,426,948	2,044	-	-	7,084,888	-	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	2,625,000	262	-	-	1,049,738	-	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	1,363,185	136	-	-	3,312,401	-	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	571,428	57	-	-	199,943	-	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	350,000	35	-	-	297,465	-	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share	7,942,858	794			5,559,206	-	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share	666,667	67			499,933	-	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	250,000	25	-	-	9,975	-	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	350,000	35	-	-	13,965	-	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	2,219	-	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	759,292	-	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	39,751	-	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	283,460	-	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	150,631	-	-	150,631
Stock issuance costs	-	-	-	-	(28,000)	-	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	50,000	(50,000)	-	-	-	-
Net loss	-	-	-	-	-	(12,039,726)	-	(12,039,726)

Balance December 31, 2012	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	-	6,836,182

Issuance of shares of common stock and 93,750 warrants through March 31, 2013 through private placement at $.80 per unit	125,000	13	-	-	49,987	-	-	50,000
Issuance of shares of common stock through March 31, 2013, through a private placement at $0.75 per share	1,133,334	113	-	-	849,887	-	-	850,000
Issuance of shares of common stock on April 15, 2013 for services	26,521	3	-	-	49,068	-	-	49,071
Issuance of shares of common stock and 1,436,277 warrants in May 2013, through a private placement at $1.80 per share	2,872,553	287	-	-	5,170,308	-	-	5,170,595
Fair value of warrants issued with notes payable	-	-	-	-	92,469	-	-	92,469
Fair value of revalued warrants at $0.78 per share	-	-	-	-	6,540	-	-	6,540
Fair value of revalued options at $0.34 and $1.07 per share	-	-	-	-	1,199	-	-	1,199
Exercise of options at $0.04 per share in May 2013	750,000	75	-	-	29,925	-	-	30,000
Exercise of options at $0.35 per share on May 14, 2013	300,000	30	-	-	104,970	-	-	105,000
Exercise of options at $0.75 per share in May 2013	66,667	7	-	-	49,993	-	-	50,000
Exercise of warrants at $0.04 per share on May 26, 2013	2,000,000	200	-	-	79,800	-	-	80,000
Exercise of warrants at $0.50 per share in May through October 2013	2,705,185	270	-	-	1,352,323	-	-	1,352,593
Nonemployee options issued for services from January 2012 through December 2012, vested immediately and valued from $0.11 to $0.95 per share	-	-	-	-	34,372	-	-	34,372
Nonemployee options/warrants issued for services from January 2013 through December 2013, vested immediately to 3 years and valued from $0.09 to $1.66 per share	-	-	-	-	784,247	-	-	784,247
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $0.11 to $0.80 per share	-	-	-	-	447,975	-	-	447,975
Employee options issued for services on January 2013 through December 30, 2013, vesting over three years and valued at $0.22 to $0.68 per share	-	-	-	-	310,795	-	-	310,795
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	(50,000)	50,000	-	-	-	-
Stock issuance costs	-	-	-	-	(395,221)	-	-	(395,221)
Net loss	-	-	-	-	-	(15,976,372)	-	(15,976,372)
Cumulative translation adjustment	-	-	-	-	-	-	(1,855)	(1,855)

Balance December 31, 2013	111,396,768	11,140	-	-	35,318,751	(35,450,446)	(1,855)	(122,410)

The accompanying notes are an integral part of these financial statements.

  (A Development Stage Enterprise)
Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011 and
For the period February 11, 2008 (Date of Inception) to December 31, 2013

	Year	Year	Year
	Ended	Ended	Ended	Cumulative
	December 31,	December 31,	December 31,	Since
	2013	2012	2011	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,976,372)	$(12,039,726)	$(2,724,796)	$(35,450,446)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	549,915	-	88,601	638,516
Fair value of options issued in exchange for services	1,035,213	1,235,353	101,408	2,975,363
Fair value of stock issued in exchange for services	49,071	3,312,537	49,000	4,791,035
Amortization of deferred costs	-	-	-	78,243
Accretion of discount on notes payable	6,383	65,560	38,035	432,478
Depreciation and amortization	56,641	25,392	4,623	89,899
Provision for bad debt	-	-	-	42,768
Loss on disposal of fixed assets	6,107	2,726	-	8,833
(Increase) decrease in assets
Accounts receivable	(947)	2,447	(2,500)	(1,000)
Insurance receivable	70,675	(75,000)	-	(4,325)
Other receivable	-	-	-	(42,768)
Prepaid expenses	(200,408)	(18,735)	21,176	(220,908)
Deposits	(53,118)	(62,333)	-	(118,118)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	995,079	1,118,589	268,498	2,472,181

Net cash used in operating activities	(13,461,761)	(6,433,190)	(2,155,955)	(24,308,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(42,313)	(103,326)	(2,699)	(161,317)
Patent and trademark costs	(405,612)	(296,539)	(79,635)	(781,787)

Net cash used in investing activities	(447,925)	(399,865)	(82,334)	(943,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	1,000,000	-	500,000	1,747,500
Repayment of note payable - stockholders	-	(175,000)	(150,000)	(572,500)
Proceeds from notes payable	-	-	-	75,000
Proceeds from issuance of common stock	6,070,595	14,196,932	500,000	23,796,584
Proceeds from exercise of options	185,000	24,000	-	569,000
Proceeds from exercise of warrants	1,432,592	-	-	1,878,306
Stock issuance costs	(395,221)	(28,000)	-	(488,221)

Net cash provided by financing activities	8,292,966	14,017,932	850,000	27,005,669

EFFECT OF EXCHANGE RATE ON CASH	(1,855)	-	-	(1,855)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(5,618,575)	7,184,877	(1,388,289)	1,752,461

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,371,036	186,159	1,574,448	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,752,461	$7,371,036	$186,159	$1,752,461

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-	$-

Interest paid	$-	$-	$-	$2,498

Fair value of common stock issued as discount for notes payable	$-	$-	$-	$483,409

Conversion of notes payable and accrued interest into common stock	$-	$200,000	$-	$275,000

Fair value of warrants issued as discount for notes payable	$92,470	$-	$-	$113,400

Common stock subscription	$-	$50,000	$-	$-

Issuance of common stock for settlement of payable	$-	$297,500	$-	$297,500

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) is a development stage enterprise incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits. Our principal office is located in Hermosa Beach, California and in 2013 we opened an office in London, England to support the sales and marketing efforts in Europe and the development of our mobile applications.

The Oink (formerly Virtual Piggy) service enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013, and now has the capability to offer and deliver gift cards.

We secure agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allow us to offer our Oink service to our user base. Over 20 retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add merchants. To date, the Company has over 1 million users of its system. The Company defines a system user as a registered account that has accessed the Oink service within the past 12 months.

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

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

Comprehensive Income
The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company has one item of other comprehensive loss, consisting of a foreign translation adjustment.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash, accounts receivable, insurance receivable, notes payable and accounts payable and accrued expenses.  The carrying value of cash, accounts receivable, insurance receivable, notes payable and accounts payable and accrued expenses approximate fair value, because of their short maturity.

Foreign Currency Translation
The functional currency of operations outside the U.S. is British Pounds.

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

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally three to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. Depreciation of property and equipment was $28,190, $13,336 and $3,001 for the years ended December 31, 2013, 2012 and 2011.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2008 through 2013 remain subject to examination by major tax jurisdictions.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the years ended December 31, 2013, 2012 and 2011, common stock equivalents, including stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Research and Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.

Recently Adopted Accounting Pronouncements
As of December 31, 2013 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of December 31, 2013, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2012, 2011 and cumulative since inception statements of operations have been reclassified in order for them to be in conformity with the 2013 presentation.

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

Since inception, the Company has focused on developing and implementing its business plan.  The Company is paying salaries to management and utilizing offshore programmers on a work for hire basis to assist in further development of its products. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Oink service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to generate additional revenue to support operations.

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  The Company raised $6,070,595 net of stock issuance costs of $395,221 through private placements of its equity securities and from exercises of warrants from January 1, 2013 through May 31, 2013.  The Company has also raised $185,000 from the exercise of options and $1,432,593 from the exercise of warrants during the year ended December 31, 2013.

The Company is in the development stage at December 31, 2013.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At December 31, 2013 and 2012, capitalized patent and trademark costs were $781,786 and $376,174.  Amortization expense for patents and trademarks was $28,451, $12,056 and $1,622 for the years ended December 31, 2013, 2012 and 2011.

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

On December 27, 2013, the Company entered into two identical agreements with two stockholders that each include a note payable in the amount of $500,000 and two-year warrants to purchase 37,500 shares of the Company’s common stock at $0.01 and two-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share. The note payable bears interest at 10% per annum and is payable upon the earlier of:

a.	5 days after the sale of the Company’s securities in one transaction or series of related transactions, which sale results in gross proceeds to the Company of at least $3 million;
b.
Upon (i) the sale or other disposition of all or substantially all of the Company’s assets or (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is a party other than a transaction or series of transactions in which the holders of the voting securities of the Company outstanding immediately prior to such transaction continue to retain, as a result of shares in the Company held by such holders prior to such transaction, at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such transaction or series of transactions;

c.	February 28, 2014.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

The warrants were valued at $92,470, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.2%, risk free interest rate of .4% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  These notes were repaid in January 2014.

During the years ended December 31, 2013, 2012 and 2011, $6,383, $65,560 and $38,035 of interest was accreted on the notes payable.

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

At December 31, 2013, the Company has a net operating loss (“NOL”) that approximates $39.7 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax benefit (provision) consists of the following:

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2013	2012	2011
Current	$(5,864,000)	$(4,789,000)	$(1,020,000)
Deferred	(650,000)	(502,000)	(79,000)
Change in valuation allowance	6,514,000	5,291,000	1,099,000

Net benefit (provision)	$-	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2013		December 31, 2012		December 31, 2011
	Amount	%	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(5,592,000)	(35)	$(4,214,000)	(35)	$(943,000)	(35)
State tax, net of federal tax effect	(959,000)	(6)	(704,000)	(6)	(159,000)	(6)
Non-deductible share-based compensation	-	-	(373,000)	(3)	3,000	-
Non-deductible other expenses	37,000	-	-	-	-	-
Change in valuation allowance	6,514,000	41	5,291,000	44	1,099,000	41

Net	$-	-	$-	-	$-	-

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

The primary components of the Company’s December 31, 2013 and 2012 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,	December 31,
	2013	2012

Deferred tax asset for NOL carryforwards	$(16,296,000)	$(10,432,000)
Deferred tax asset for stock based compensation	(1,290,000)	(640,000)
Valuation allowance	17,586,000	11,072,000

Net	$-	$-

NOTE 6 – LITIGATION SETTLEMENT

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

On May 2, 2012, the Company entered into a securities purchase agreement with a non-U.S. person, pursuant to which the Company issued and sold 187,500 units at a purchase price of $0.80 per unit, in consideration of gross proceeds of $150,000.  Each unit consisted of: (i) two shares of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock at an exercise price of $0.50 per share for a term of two years, and (iii) a warrant to purchase one half share of the Company’s common stock at an exercise price of $1.00 per share for a term of three years.  Pursuant to the securities purchase agreement, the purchaser also agreed to purchase an additional $850,000 of units by November 1, 2012.  The Company received $950,000 as of December 31, 2012 under this agreement and received the remaining $50,000 on March 1, 2013.

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

On July 5, 2012, the Company commenced a private placement of up to $100,000 consisting of up to 125,000 units of the Company’s common stock and warrants to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $.50 per share with a term of two years (“Series A Warrants”) and warrants to purchase up to 62,500 at an exercise price of $1.00 per share with a term of three years (“Series B Warrants”).  The shares and warrants were sold in units with each unit comprised of two shares and one Series A warrant and one Series B warrant at a purchase price of $.80 per unit.  As of August 8, 2012, the Company received gross proceeds of $100,000 under this private placement.

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

During May and June 2013, warrants to purchase 2,000,000 shares of common stock were exercised at $.04 per share and warrants to purchase 2,660,685 shares of common stock were exercised at $0.50 per share, resulting in proceeds of $1,410,342.

During July and August 2013, warrants to purchase 34,500 shares of common stock were exercised at $.50 per share, resulting in proceeds of $17,250.

In October 2013, an investor exercised 10,000 warrants to purchase common stock at $0.50 per share, resulting in proceeds of $5,000.

NOTE 8 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2013, options to purchase 14,234,999 shares of common stock have been issued and are unexercised, and 48,334 shares are available for grants under the 2008 Plan.  Of the options to purchase 14,234,999 shares that have been issued and are unexercised, options to purchase 12,384,999 shares were granted to employees or persons who later became employees and options to purchase 1,850,000 shares were granted to non-employees.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2013, under the 2013 Plan options to purchase 3,702,500 shares of common stock have been issued and are unexercised, and 1,297,500 shares of common stock remain available for grants under the 2013 Plan.  Of the options to purchase 3,702,500 shares of common stock that have been issued and are unexercised, options to purchase 2,172,500 shares were granted to employees or persons who later became employees and options to purchase 1,530,000 shares were granted to non-employees.

The 2008 Plan and 2013 Plan are administered by the compensation committee of the Board, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the applicable Plan.

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

In April 2013, the Company issued an employee options to purchase 5,000 shares of the Company’s common stock at an exercise price of $1.67 per share.  These options were valued at $933 fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.5%, risk free interest rate of .76% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

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

In November 2013, the Company issued an employee options to purchase an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $1.04 per share.  These options were valued at $2,613, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.6%, risk free interest rate of 1.31% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

In December 2013, the Company issued four employees options to purchase an aggregate of 255,000 shares of the Company’s common stock at an exercise price of $1.13 per share.  These options were valued at $65,523, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.2%, risk free interest rate of 1.51% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In addition in December 2013, an employee met a milestone relative to options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.40 per share.  These options were valued at $687, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.3%, risk free interest rate of 1.75% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Cumulatively and for the years ended December 31, 2013, 2012 and 2011, the Company expensed $1,627,865, $727,858, $434,093 and $16,093 relative to employee options/warrants granted.  As of December 31, 2013, there was $1,521,466 of unrecognized compensation expense related to employee non-vested market-based share awards .A summary of stock option/warrant transactions for employees from January 1, 2011 to December 31, 2013 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2010	1,100,000	$.04 to $.90	$0.51

Granted	625,000	0.60	0.04
Reclassified from non-employee	7,742,858	.04 to 0.90	0.09
Exercised	-	-	-
Expired	-	-	-
Outstanding, December 31, 2011	9,467,858	$.04 to $.90	$0.19

Granted	6,730,000	0.50 to 1.82	0.34
Issued under Private Placements	500,786	0.50	0.01
Reclassified from non-employee	810,000	0.50 to 0.75	-
Exercised	(250,000)	0.04	-
Expired	-	-	-

Outstanding, December 31, 2012	17,258,644	.04 to 1.82	0.48

Granted	3,067,500	0.99 to 2.92	0.28
Reclassified to non-employee	(235,000)	0.65 to 2.30	(0.02)
Exercised	(2,816,667)	0.04 to 0.75	(0.01)
Expired/terminated	(698,333)	0.50 to 2.92	(0.01)

Outstanding, December 31, 2013	16,576,144	$.04 to $2.40	$0.74

Exercisable, December 31, 2013	9,613,228	$.04 to $2.30	$0.44

Weighted Average Remaining Life,
Exercisable, December 31, 2013 (years)	1.7

Non-Employee Grants

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

In December 2012, the Company issued a consultant options to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.15 per share.  These options were valued at $195,318, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 24.7%, risk free interest rate of .76% and expected option life of one years.  The options expire five years from the date of issuance.  Options granted will be expensed over the term of the agreement.

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

In March 2013, the Company issued two consultants options to purchase 1,130,000 shares of the Company’s common stock at exercise prices of $0.75 and $1.48 per share.  130,000 of these options vested immediately and were valued at $54,228, fair value.  The vesting of the remaining 1 million options is predicated on meeting certain milestones, which were not met as of December 31, 2013. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.6% and 22.6%, risk free interest rate of .25% and .25%, and an expected option life of two to five years.  The options expire two to five years from the date of issuance.  The vested options granted, were expensed immediately.  The remaining unvested options will be expensed when it is probable that the milestones will be achieved.

In March 2013, the Company issued to a consultant options to purchase 100,000 shares of the Company’s common stock at exercise prices of $1.34 per share.  These options vest over a one year period and were valued at $11,664 fair value. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 21.7%, risk free interest rate of .14%, and an expected option life of 1 year.  The options expire five years from the date of issuance.  The options will be expensed over a one year period.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

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

In September 2013, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.17 per share.  These options were valued at $26,208, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.1%, risk free interest rate of 1.39% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the agreement, which is three years.

In October 2013, the Company issued a consultant options to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.06 per share.  These options were valued at $6,132, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 30.2%, risk free interest rate of 1.33% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the agreement, which is six months.

In November 2013, the Company issued a consultant options to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.04 per share.  These options were valued at $26,128, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.6%, risk free interest rate of 1.31% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the term of the agreement, which is one year.

On November 18, 2013, Company approved an amendment extending the term of outstanding warrants to purchase in the aggregate 8,931,505 shares of common stock of the Company at an exercise price of $0.50 per share.  These warrants were scheduled to expire at various dates during 2013 and 2014 and were each extended for an additional one year period from the applicable original expiration date, with the new expiration dates ranging from December 20, 2014 to December 28, 2015. The Warrants were originally issued in private placements to accredited investors to raise additional capital during 2011 and 2012.The value of these warrant modifications was $6,540, computed by measuring the warrants immediately before and after such term extension. This was taken as a charge to operations in November 2013.

Cumulatively and for the years ended December 31, 2013, 2012 and 2011, the Company expensed $1,827,936, 857,270, $801,260 and $101,408 relative to non-employee options/warrants granted.  As of December 31, 2013, there was $99,156 of unrecognized compensation expense related to such non-vested market-based share awards.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

The following table summarizes non-employee stock options/warrants of the Company from January 1, 2011 to December 31, 2013 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2010	10,152,144	$0.04 to $2.30	$0.25

Granted	775,000	0.50 to 1.00	$0.06
Reclassified from employee	(7,742,858)	0.04 to 0.90	0.09
Exercised	-	-	-
Expired	-	-	-

Outstanding, December 31, 2011	3,184,286	$0.04 to $2.30	$0.76

Granted	2,915,000	0.35 to 2.17	0.12
Issued under Private Placement	11,967,152	0.50 to 1.00	0.38
Reclassified to employee	(810,000)	0.50 to 0.75	-
Exercised	(350,000)	0.04	-
Expired	(375,000)	0.91 to 1.00	-

Outstanding, December 31, 2012	16,531,438	0.35 to 2.30	0.63

Granted	2,048,750	0.01 to 3.28	0.18
Issued under Private Placement	1,723,533	1.80 to 3.00	0.30
Reclassified from employee	235,000	0.50 to 1.01	0.01
Exercised	(3,005,185)	.35 to .50	-
Expired/Cancelled	(1,405,000)	0.50 to 1.00	-

Outstanding, December 31, 2013	16,128,536	$0.01 to $3.28	$0.98

Exercisable, December 31, 2013	14,553,536	$0.01 to $3.28	$0.93

Weighted Average Remaining Life,
Exercisable, December 31, 2013 (years)	1.4

NOTE 9 - OPERATING LEASES

For the years ended December 31, 2013, 2012 and 2011, total rent expense under leases amounted to $376,038, $146,319 and $34,944, respectively.  At December 31, 2013, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$398,120
2015	298,287
2016	200,361

$896,768

NOTE 10 – RELATED PARTY TRANSACTIONS

From inception through December 1, 2010, the Company has utilized offices leased by affiliates of the Company without charge.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

During the years ended December 31, 2013,2012 and 2011, a consultant owning more than 5% of the Company was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.  Consulting fees paid during the years ended December 31, 2013, 2012 and 2011 were $130,000, $187,000 and $20,000, respectively. Reimbursable business expenses of $41,459, $76,383 and $67,443 were paid during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, a marketing company owned by the Secretary and his spouse was paid $0, $14,560 and $32,250, respectively.

During the years ended December 31, 2013, 2012 and 2011, the certified public accounting firm owned by the former Chief Financial Officer was paid $152,800, $143,800 and $60,000 for accounting services.

In September 2012, the Company entered into a consulting agreement with a company which is partly owned by one of our directors.  The agreement granted this company options to purchase 100,000 shares of common stock on the date on which the agreement was executed.  The options were valued at $81,697 and expensed in 2012.  Additionally, the agreement set forth the terms under which this company could earn additional stock options based on achieving milestones related to merchant acquisition.  No additional compensation was earned, and this agreement expired in November 2012.

NOTE 11 – SUBSEQUENT EVENTS

In January 2014, the Company extended the term of its Hermosa Beach, CA office lease to July 2016 and increased the size of its offices, increasing the monthly rental to $6,934.

In January 2014, the Company entered into an office lease in London which expires October 2016 at a monthly rental of £7,840.

In January 2014, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued to certain private investors 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Shares”) at an original issue price of $100 per share (the “Original Issue Price”) and warrants to purchase 5,045,000 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $5,045,000. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series A Preferred Shares and Warrants. The Purchase Agreement provides that the holders of the Series A Preferred Shares shall be entitled to nominate two directors of the Company. Dividends accrue at a rate of 8% and are cumulative.  As of December 31, 2013, the Company had incurred and capitalized approximately $131,000 of deal costs, which were charged to additional paid in capital in January 2014 when the transaction was consummated.

In January 2014, the Company repaid the bridge notes payable of $1,000,000 plus interest.

In January 2014, the Company issued options to purchase 135,000 shares of common stock to various employees at an exercise price of $1.05 per share.

In February 2014, the Company completed a private placement offering to holders of its outstanding warrants for the purchase of shares of common stock (“Warrantholders”), pursuant to which Warrantholders who were not directors or executive officers of the Company were given the opportunity to immediately exercise all outstanding vested warrants for cash in exchange for (i) the applicable shares of common stock underlying the exercised warrant and (ii) a new two-year warrant, granting rights to acquire an equivalent number of shares of common stock as issued pursuant to the exercised warrant(s), at an exercise price of $1.00 per share (each a “Replacement Warrant”). Pursuant to the offering, the Company (i) received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

In February 2014, two of our directors resigned from the board of directors, and one new board member was appointed.  In connection with the new board appointment, the Company granted the new board member options to purchase 250,000 shares of the Company’s common stock. The options will vest annually over a three year period and be exercisable for a term of five years at an exercise price of $1.10 which is equal to the fair market value on the date of grant. In addition, for the two board members who resigned, the board accelerated vesting on one third of their outstanding stock options, or 833,333 options each and provided the former board members one year to exercise such stock options, after which such stock options will expire. The board also accelerated the vesting period for each such board member’s restricted stock grants, aggregating 11,656 shares.