Form 10-K/A
period 2013-12-31
VIRTUAL PIGGY, INC.
filed 2014-04-29
CIK 1437283

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

Virtual Piggy Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2013 (the “Original Filing”) and to provide certain required exhibits. The purpose of this Amendment No. 1 is to file the information required by Part III of Form 10-K because the Company will not file a definitive proxy statement prior to the expiration of the 120 day period following the end of the fiscal year ended December 31, 2013, and therefore such information can no longer be incorporated by reference into the Original Filing. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Part III in its entirety. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Additionally, in connection with the filing of this Amendment No. 1, the Company is including currently-dated certifications of the Company’s chief executive officer and chief financial officer.

  iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and the executive officers of the Company are as follows:

Name	Age	Position with Company
Jo Webber	50	Chairperson of the Board of Directors, Chief Executive Officer
Joseph Dwyer	58	Chief Financial Officer
Pradeep Ittycheria	37	Chief Technology Officer
Laura Janke Jaeger	47	General Counsel
Darr Aley	48	Director
Kirk Bradley	59	Director
Ernest Cimadamore	52	Director
George O. McDaniel III	61	Director
William J. Tobia	57	Director

Board of Directors

Our directors are elected on an annual basis. We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: software development; accounting and finance; design, innovation and engineering; strategic planning; and human resources and development practices; and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Dr. Jo Webber (50), director of Virtual Piggy since 2008.

Dr. Webber has served as the chairperson of our board of directors since 2008.  Effective March 1, 2012, Dr. Webber was appointed as the Chief Executive Officer of the Company.  Dr. Webber is an experienced software executive who has spent her career providing software technology to many corporations. From 2006 through 2011, she served as the chief executive officer and as a member of the board of directors of Energy Solutions International Inc., a provider of complex software solutions for the world's major energy companies. During her tenure at Energy Solutions International, she led the company through two strategic acquisitions, one of which involved the acquisition of a division of a public company and the other, which involved the acquisition of a private company. Prior to joining Energy Solutions International, from 2004 to 2005, she served as vice president at Thermo Informatics (NYSE: TMO).  From 2001 to 2004, Dr. Webber served as president and chief executive officer of InnaPhase Corporation, a supplier of laboratory information management systems to the pharmaceutical and biotechnology markets, until it was acquired by Thermo Electron. Dr. Webber earned a doctorate in quantum physics and a Bachelor of Science degree in applied chemistry from the University of Nottingham Trent in the United Kingdom in 1990 and 1986, respectively. Dr. Webber is a Chartered Chemist and a Fellow of the Royal Society of Chemistry. She serves on the boards of Maxwell Systems, a provider of construction accounting software applications, and until its sale in September 2012, served on the board of Octagon Research, a clinical R&D software and services provider.  As a result of these and other professional experiences, Dr. Webber possesses particular knowledge and experience in business development, technology development, executive management and organizational dynamics that strengthen the board’s collective qualifications, skills, and experience.

Darr Aley (48), director of Virtual Piggy since 2012.

Mr. Aley is chairman of RapidBuyr, an e-commerce company selling business products at discounted prices, which he founded in 2010. From 2005 through 2009, Mr. Aley co-founded Generate, Inc. a technology company using next-generation social graphing and relationship mapping to unlock the “who you know” within an enterprise and externally. Prior to Generate, Mr. Aley helped lead corporate development and M&A at Amazon.com from 2001 to 2005. He was responsible for leading and managing negotiations for several of the first acquisitions that expanded Amazon’s presence into China, in retail, and in technology. He also held senior positions prior to Amazon at Accenture and Lycos. As a result of these and other professional experiences, Mr. Aley possesses particular knowledge and experience in software development, information technology and business development that strengthen the board’s collective qualifications, skills and experience.

Kirk Bradley (59), director of Virtual Piggy since 2011.

Mr. Bradley began his career in 1974 at SDL, one of the largest timesharing companies in Canada. He then served in the IT group at William Mercer, one of the world’s largest consulting actuarial firms from the late 1970’s through the early 1980’s. In 1981, he joined Oracle Corporation as a member of the technical staff and for most of his tenure has and continues to serve as an internal consultant for the On Demand (Cloud Services) offering. As a result of these and other professional experiences, Mr. Bradley possesses particular knowledge and experience in information technology that strengthen the board’s collective qualifications, skills and experience.

Ernest Cimadamore (52), director of Virtual Piggy since 2010.

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

George O. McDaniel III (61), director of Virtual Piggy since 2014.

Mr. McDaniel is currently chairman of Saber Power Services. Previously he was Chairman of Electrical Controller Products from 1988 to 2013. Additionally, since 1992 he served as Chairman of ECP Tech Services, a leading independent electrical testing and repair firm on the Gulf Coast. ECP Tech Services was sold to Square D Company in April 2008, and provided electrical power system solutions to customers in various industries; these included petrochemical, industrial, and electrical utility. He also served as an independent director of Integrated Electrical Services, Inc., a NYSE company. Presently he serves on the board and as finance committee chair of Everest Funeral Package, LLC, the first nationwide funeral planning and concierge service. He is also a board member of Deportes Media, LLC which operates ESPN affiliated Spanish speaking radio stations in Houston, Dallas, Miami, and San Francisco. Prior to these positions, Mr. McDaniel worked for Arthur Andersen in international taxation, mergers and acquisitions, and dealt with clients in the offshore drilling, manufacturing, and oilfield service industries. He holds a Bachelor of Science Degree in Accounting from the University of Kentucky, a law degree from the University of Mississippi, and is a licensed attorney in both Texas and Mississippi.  Mr. McDaniel has extensive investment and management experience with numerous public and private companies that strengthen the board’s collective qualifications, skills, and experience.

William J. Tobia (57), director of Virtual Piggy since 2013.

Mr. Tobia currently serves as an independent financial consultant.  From 2006 to February 2014, Mr. Tobia served as chief financial officer of Maxwell Systems, Inc., a privately held company, which provides software solutions for the construction market.  Prior to Maxwell Systems, Inc., Mr. Tobia served as a chief financial officer of InnaPhase Corporation, supplier of laboratory information management systems to the pharmaceutical and biotechnology markets, until it was acquired by Thermo Electron.  During that time Dr. Webber was InnaPhase’s chief executive officer.  Mr. Tobia holds a BS in Accounting from Villanova University, Magna Cum Laude and an MBA in Finance from Drexel University.  As a result of these and other professional experiences, Mr. Tobia possesses particular knowledge and experience in financial matters, capital formation, merger and acquisition activities and operational business efficiencies that strengthen the board’s collective qualifications, skills and experience.  Mr. Tobia’s spouse currently serves as the Company’s Controller.

Executive Officers

Joseph Dwyer

Prior to joining the Company, during 2012, Mr. Dwyer, age 58, served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and served as interim chief administrative officer of Energy Solutions International, Inc., a privately held company providing pipeline management software to energy companies and pipeline operators. From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. Between 1990 and 2005, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Pradeep Ittycheria

Mr. Ittycheria, age 37, was appointed as our Chief Technology Officer on January 30, 2012 and served as a member of our board of directors from 2008 through 2013.  He has more than thirteen years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. From 2007, Mr. Ittycheria has served as Vice President of Development of Energy Solutions International, Inc., a company engaged in the pipeline management software industry, until January 27, 2012. During his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE), and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services company, headquartered in Bangalore, India. Mr. Ittycheria received a Bachelor’s Degree in Computer Science from Bharathiar University in 1997 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1999.

Laura Janke Jaeger

Ms. Jaeger, age 47, joined the Company on a part-time basis as General Counsel in February 2013 and joined on a full-time basis as Senior Vice President, Corporate Development and General Counsel in June 2013. She has 20 years of experience advising companies on strategic and legal matters, 14 of which were in telecom, media and technology. Ms. Jaeger is a member of the New York bar and is a qualified solicitor in England. Prior to joining Virtual Piggy, she worked with startups, small and medium sized businesses providing advice to their boards of directors and management on strategic initiatives, financing activities, business and operations, transactional and other corporate and regulatory issues. Ms. Jaeger has served as the Senior Vice President and General Counsel of Elandia, Inc., a public technology startup, Corporate Vice President of Fortune 150 Cendant Corporation and as the Vice President and General Counsel of Winstar International, Inc. Prior to her in-house roles at public companies, Ms. Jaeger was a corporate and transactional associate at New York law firms Simpson, Thatcher & Bartlett and White & Case. Ms. Jaeger is an honors graduate of Georgetown University Law Center and Notre Dame University.

Board Information and Committees

The board of directors met sixteen times in 2013.  Each director attended at least 75% of the total number of board meetings and meetings held by the board committees on which he or she served during 2013.  The board has determined that each of our non-employee directors currently serving on the board or who served on the board during 2013 is or was independent based upon the criteria provided by NASDAQ Stock Market rules.  Members of the board may serve on one or more of the committees described below, except for directors who are also employees of the Company.

Pursuant to the terms of the Certificate of Designation of the Company’s Series A Cumulative Convertible Preferred Stock, the holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, are entitled to nominate two directors of the Company (the “Series A Directors”). The nominees for the Series A Directors are designated by majority vote or written consent of the holders of the Series A Preferred Stock voting together as a separate class. The board of directors is obligated to include the Series A Directors in management’s slate of directors in stockholder meetings. Any director nominated and elected as provided in the preceding sentences may be removed without cause by, and only by, the affirmative vote or written consent of a majority vote or written consent in lieu of a meeting of the holders of the Series A Preferred Stock voting together as a separate class. If the holders of shares of Series A Preferred Stock fail to nominate two directors, then any directorship not so filled shall remain vacant until such time as the holders of the Series A Preferred Stock nominate a person to fill the vacancy. The rights of the holders of the Series A Preferred Stock to nominate Series A Directors will terminate in the event less than fifty percent (50%) of the number of shares of Series A Preferred Stock originally issued (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Series A Preferred Stock) remain outstanding.  George O. McDaniel is a Series A Director.  The holders of Series A Preferred Stock have not nominated a second designee and such position remains vacant.

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market.  Based on the foregoing, we believe that Darr Aley, Kirk Bradley, George O. McDaniel III and William J. Tobia each qualify as an “independent director” pursuant to such rules.  In addition our former directors who served during 2013, William P. Lyons, Harold D. Copperman and Martha McGeary Snider also qualified as independent directors.  Jo Webber and Ernest Cimadamore are employees of Virtual Piggy and are therefore not “independent directors” pursuant to such rules.  In addition, Pradeep Ittycheria, our former director who served during 2013, was an employee and did not qualify as an independent director.

Our chief executive officer, Jo Webber, also serves as chairperson of the board.  However, our independent directors regularly hold meetings in executive session, at which only independent directors are present.  We do not have a formal lead independent director, however all of our directors are involved in setting our Board agenda and initiating topics of discussion and consideration for the full Board’s input.  We believe this is an appropriate governance structure for the board of directors as a whole.

The board of directors has general risk oversight responsibilities.  The board believes that its structure enables it to effectively oversee risk management.

Prior to April 2013, our board of directors had not created a separately-designated audit committee, compensation committee or any other committee.  Accordingly, our full board of directors served as our committees, including our audit committee through April 2013.  We are a development stage enterprise and have not generated significant revenue to date.  In light of the foregoing and the composition of our board of directors prior to April 2013, our board of directors had concluded that the benefits of separate committees and retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs involved.  In April 2013, our board of directors created a separately-designated audit committee and a separately-designated compensation committee, each of which was comprised solely of independent directors.  Due to the resignation of two directors, effective February 4, 2014, the full board of directors is once again acting as the compensation committee.  In addition, the board of directors adopted a policy whereby nominations to the board or directors are either selected, or recommended for the board of directors’ selection, by a majority of the board’s independent directors.  The board felt that such a policy would provide sufficient structure to the nomination process and that a separate stand-alone nominating committee would therefore not be required at the present time.

The Audit Committee, which met three times in 2013, monitors our financial reporting standards and practices and our internal financial controls to ensure compliance with the policies and objectives established by the board of directors. The committee directly retains and recommends for stockholder approval an independent accounting firm to conduct the annual audit and discusses with our independent accountants the scope of their examinations, with particular attention to areas where either the committee or the independent accountants believe special emphasis should be directed. The committee reviews the quarterly and annual financial statements and the annual independent accountants’ report, invites the accountants’ recommendations on internal controls and on other matters, and reviews the evaluation given and corrective action taken by management. It reviews the independence of the accountants and pre-approves audit and permissible non-audit services. Members of the committee are George McDaniel (Chairman) and Kirk Bradley. The third audit committee position remains unfilled.  William P. Lyons, and Harold D. Copperman served on the Audit Committee prior to their resignations from the board in February 2014. Each member of the committee is independent as defined in Rule 10A-3 of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market. The board of directors has determined that Mr. McDaniel qualifies as an “audit committee financial expert,” as that term is defined in Regulation S-K of the Securities and Exchange Commission.  The functions and responsibilities of the Audit Committee are described in more detail in the written charter available on our website, www.oink.com.

The Compensation Committee, which met four times in 2013, oversees our executive and director compensation programs and policies and annually reviews all components of compensation to ensure that our objectives are appropriately achieved. These functions are not delegated to our officers or to third-party professionals, although the committee may from time to time retain third-party consultants to provide advice regarding compensation issues.  No such consultants were retained during 2013.  The committee also considers input from our executive officers although final decisions regarding executive compensation are made by the committee. The committee is also responsible for certain administrative aspects of our compensation plans and stock plans, and approves or recommends changes in these plans. It also approves performance targets and grants under our equity incentive plan for our executive officers. The committee also reviews officers’ potential for growth and, with the chief executive officer, will be responsible for succession planning. Until February 2014, the members were Harold D. Copperman and William P. Lyons.  William J. Tobia was chairman of the committee until his resignation from the Compensation Committee on September 26, 2013 and Mr. Copperman became the Chairman at that time. Effective February 4, 2014, the full board of directors is again acting as the compensation committee.

Code of Ethics and Rules of Conduct

In April 2013, our board of directors approved a Code of Ethics and Rules of Conduct in accordance with the rules of the Securities and Exchange Commission that governs the conduct of each of our directors, officers, consultants and employees.  Our Code of Ethics and Rules of Conduct is maintained on our website at www.oink.com.  Any amendments to or waivers of the Code of Ethics and Rules of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.oink.com. There are currently no such amendments or waivers.

We recognize the importance of preventing both actual conflicts of interest and the appearance of such conflicts in dealings between Virtual Piggy and “related persons” (Virtual Piggy directors, director nominees, executive officers, stockholders beneficially owning 5% or greater of our common stock, or the immediate family members of any of the foregoing).  In accordance with its charter, the Audit Committee will regularly review our corporate policies with respect to conflicts of interest including related party transactions and investigates instances of such conflicts.

Each matter described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships and Related Transactions” was vetted and pre-approved by our Audit Committee or by a majority of the disinterested members of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2013, except that Kathleen Tobia failed to file one Form 4 on a timely basis and we believe Peter S. Pelullo and John Paul Dejoria Family Trust, each a 10% stockholder, failed to file a Form 3 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

Named Executive Officer Compensation

Summary Compensation Table.  The following table (Table I) shows all compensation paid or granted, during or with respect to the 2013, 2012 and 2011 fiscal years to (i) our chief executive officer, (ii) our chief financial officer, and (ii) the three other most highly-compensated executive officers, other than the CEO and CFO, whose total compensation during 2013 exceeded $100,000 and who were serving as executive officers as of December 31, 2013.  (Persons in this group are referred to individually as a “named executive officer” and collectively as the “named executive officers,” and, unless otherwise noted, the titles listed are the titles held as of the end of the 2013 fiscal year.)

TABLE I

2011-2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (a) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jo Webber Chief Executive Officer (b)	2013 2012 2011	363,377 275,819 -	- 100,000 -	572 378,957 -	- - -	- 20,000 -	363,949 774,776 -
Joseph P. Dwyer Chief Financial Officer (c)	2013 2012 2011	254,414 28,485 -	- - -	- 297,287 -	- - -	- - -	254,414 326,132 -
Pradeep Ittycheria Chief Technology Officer (d)	2013 2012 2011	233,578 198,905 -	- 23,000 -	191 189,479 -	- - -	- - -	233,769 411,384 -
Laura Janke Jaeger General Counsel (e)	2013 2012 2011	185,104 - -	- - -	112,420 - -	- - -	- - -	297,524 - -
Tom Keefer EVP – Global Sales (f)	2013 2012 2011	207,598 163,878 -	- - -	- 142,109 -	- - -	- - 37,500	207,598 305,987 37,500

(a)
Dollar amounts set forth with regard to stock option grants are computed in accordance with FASB ASC Topic 718. Share value utilized for purposes of this determination is the applicable fair market value on the date of grant.  Fair market value utilized for stock option grants issued during 2013 are based upon on a Black-Scholes calculation assuming an average risk-free interest rate of 0.78% to 1.61%, a weighted average expected volatility of 24.2% to 25.1%, a weighted average expected option life of 5.0 years and an annual dividend rate of zero. For a further discussion of the assumptions underlying these amounts, reference is made to the footnotes to the Company’s financial statements for the year ended December 31, 2013.  Amounts in 2013 for Dr. Webber and Mr. Ittycheria represent the incremental value of certain options and warrants for which the term was extended.

(b)	Dr. Webber was appointed as President and Chief Executive Officer on March 1, 2012.

(c)	Mr. Dwyer was appointed Chief Financial Officer on November 26, 2012.

(d)	Mr. Ittycheria was appointed as our Chief Technology Officer on January 30, 2012.

(e)	Ms. Jaeger was commenced employment with the Company on a part-time basis on February 25, 2013 and became a full-time employee and was appointed General Counsel on June 12, 2013.

(f)	Mr. Keefer was appointed as our Executive Vice President Global Sales on December 1, 2011.

Grants of Plan-Based Awards Table.  The following table (Table II) shows all plan-based equity and non-equity grants made by Virtual Piggy, Inc. during 2013 fiscal to the named executive officers.

TABLE II
2013 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Awards: Number of Securities Under-lying Options (#)(a)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)

Jo Webber		-	210,000	350,000

Joseph P. Dwyer		-	150,000	250,000

Pradeep Ittycheria		-	135,000	225,000

Laura Janke Jaeger (a)	2/25/13 2/25/13 8/26/13	-	112,500	225,000	125,000 125,000 100,000	1.07 1.07 2.00	31,620 31,620 49,181

Tom Keefer		-	135,000	200,000

(a)  Options to purchase 125,000 shares granted to Ms. Jaeger on February 25, 2013 vest quarterly over 3 years from the date of grant and options to purchase 125,000 shares granted to Ms. Jaeger on February 25, 2013 vest annually over 3 years from her date of full-time employment (June 12, 2013).  Options to purchase 100,000 shares granted to Ms. Jaeger on August 26, 2013 vest in three annual installments on January 1, 2014, 2015 and 2016.

Outstanding Equity Awards at Fiscal Year-End Table.  Shown in Table III below is information with respect to outstanding equity-based awards (consisting entirely of unexercised options or warrants to purchase Virtual Piggy, Inc. common stock held by the named executive officers at December 31, 2013).

TABLE III
OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

Name	Number of securities underlying unexercised options/warrants (#) Exercisable	Number of securities underlying unexercised options/warrants (#) Unexercisable(a)	Option/warrant exercise price ($)	Option/warrant expiration date
Jo Webber	3,000,000	-	0.04	3/2/2015
	100,000	-	0.75	6/1/2014
	400,000	-	0.90	11/15/2015
	666,667	1,333,333	0.65	3/30/2017
Joseph P. Dwyer	333,333	666,667	1.20	11/26/2017
Pradeep Ittycheria	500,000	-	0.04	3/2/2015
	1,142,858	-	0.04	3/11/2014
	200,000	-	0.90	11/15/2015
	333,333	666,667	0.65	3/30/2017
Laura Janke Jaeger	-	125,000	1.07	2/25/2018
	31,250	93,750	1.07	2/25/2018
	-	100,000	2.00	8/26/2018
Tom Keefer	25,000	-	0.60	7/21/2016
	83,333	166,667	0.50	1/1/2017
	10,000	20,000	0.52	1/26/2017
	250,000	500,000	0.65	3/30/2017

(a)
Each unvested option in the table above is vesting in three equal installments from the original date of grant; provided that Ms. Jaeger’s partially-vested option to purchase 125,000 shares is vesting in twelve equal quarterly installments from the grant date, Ms. Jaeger’s unvested option to purchase 125,000 shares is vesting in three equal annual installments from the date of her full time employment (June 12, 2013) and Ms. Jaeger’s option to purchase 100,000 shares is vesting in three equal installments on January 1, 2014, 2015 and 2016.

Option Exercises and Stock Vested Table.  The following table (Table IV) shows information with respect to all stock options and warrants exercised by the named executive officers during 2013.  No named executive officers held restricted stock held that vested during 2013.

TABLE IV
2013 OPTION EXERCISES AND STOCK VESTED

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)

Jo Webber	2,000,000	6,280,000
Joseph P. Dwyer	-	-
Pradeep Ittycheria	500,000	1,295,000
Laura Janke Jaeger	-	-
Tom Keefer	-	-

Narrative Disclosure to Compensation Tables

Employment Agreements

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

On November 26, 2012, we entered into an employment letter with Joseph Dwyer to serve as Chief Financial Officer. His employment letter provides for a base annual salary of $250,000, in addition to incentive compensation based on meeting mutually agreeable goals, along with four weeks of paid vacation. In the event that the Company terminates his employment involuntarily, he will receive severance compensation of six months base salary along with six months of medical benefit coverage. Mr. Dwyer was also granted an option to purchase 1,000,000 shares of common stock, with an exercise price of $1.20 per share, vesting over a three year period.

On August 26, 2013, we entered into an amended employment letter with Laura Janke Jaeger to serve as General Counsel. Her employment letter provides for a base annual salary of $225,000, in addition to incentive compensation based on meeting mutually agreeable goals, along with four weeks of paid vacation.  In the event that the Company terminates her employment involuntarily, she will receive severance compensation of six months base salary plus certain additional benefits.  Ms. Jaeger was also granted an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, vesting over a three year period.

If each of our executive officers had been terminated without cause on December 31, 2013, they would have been entitled to severance and related benefits valued as follows: (i) Dr. Webber – $279,717, (ii) Mr. Dwyer – 140,114, (iii) Mr. Ittycheria – $121,710 and (iv) Ms. Jaeger – $116,338.

2013 Option Grants

On February 25, 2013, we issued options to Ms. Jaeger under the 2008 Equity Incentive Plan to purchase 125,000 shares of our common stock, at an exercise price of $1.07. These options vest in twelve equal quarterly installments from the grant date and expire on February 25, 2018.  On February 25, 2013, we issued options to Ms. Jaeger under the 2008 Equity Incentive Plan to purchase 125,000 shares of our common stock, at an exercise price of $1.07. These options vest in three equal annual installments from Ms. Jaeger’s date of full-time employment (June 12, 2013) and expire on February 25, 2018.  On August 26, 2013, we issued options to Ms. Jaeger under the 2013 Equity Incentive Plan to purchase 100,000 shares of our common stock, at an exercise price of $2.00. These options vest in three equal annual installments on January 1, 2014, 2015 and 2016 and expire on August 26, 2018.

Option Amendments

On January 24, 2013, our board of directors extended the stock option term for certain employees, including two of our named executive officers, relating to stock options granted on March 2, 2008 which were about to expire on March 2, 2013. The term was extended for two years. Included in this term extension were Jo Webber and Pradeep Ittycheria, who held options to purchase 3,000,000 and 1,000,000 shares of our common stock, respectively.

Risk Assessment of the Compensation Programs

We have assessed the risks associated with our compensation programs, policies and practices, and have determined that the risks arising from them are not reasonably likely to have a material adverse effect on the Company.  In making this determination, the various elements of our compensation programs, policies and practices were considered, including:  the design of our compensation programs across our employee base; the mix of base salary, annual cash bonuses and equity incentives; the balance between short-term and long-term compensation incentives in our programs; the use of both financial and non-financial performance measures for purposes of determining incentive awards; the significant use of financial performance measures that are readily measurable and verifiable, are regularly reviewed, and are consistent with performance measures that are publicly reported; and the use of performance measures that relate to our overall business.

Compensation Discussion and Analysis

Virtual Piggy is a development stage company that has generated limited revenue to date and has directed its resources to building out its Oink platform, which delivers an online ecommerce solution for the family.  As such, the compensation approach and emphasis for our senior executives more closely resembles that typical of an early stage enterprise than that of a large public company.  Although we have added more structure to the overall executive compensation program as Virtual Piggy matures, many of our senior executives have been compensated largely on the basis of negotiated employment agreements.  These agreements were negotiated on an arms-length basis in an effort to induce those executives to join Virtual Piggy.  Furthermore, the relatively early-stage nature of the company and lack of cash resources resulted in a significant portion of senior executive compensation being in the form of equity, rather than in cash or traditional bonus or non-equity incentive plans.  We submitted the compensation of our named executive officers for advisory approval at our 2013 annual meeting of stockholders in accordance with applicable SEC rules.  Over 90% of votes cast were voted in favor of our executive officer compensation.  However, we will continue to be mindful of the results of future stockholder advisory votes as the company matures and our executive compensation program evolves.

Overview

Our Compensation Committee, which during most of 2013 was comprised of three independent non-employee directors, but since February 2014 has been administered by the full Board of Directors, has formulated a compensation philosophy that is designed to enable us to attract, retain, and reward capable employees who can contribute to the success of Virtual Piggy, principally through a combination of (1) base salaries, (2) annual incentive opportunities, and (3) longer-term incentive opportunities for senior management.  We believe that implementation of a system of compensation that emphasizes performance-based compensation provides a strong alignment to stockholders’ interests.  Five key principles serve as the guiding framework for compensation decisions for all executive officers of Virtual Piggy:

•           To attract and retain the most highly qualified management and employee team;

•           To pay competitively compared to similarly-situated companies in our industry;

•           To encourage superior employee performance by aligning rewards with stockholder interests;

•           To motivate senior executives to achieve Virtual Piggy’s annual and long-term business goals by providing equity-based incentive opportunities; and

•           To strive for fairness in administration by emphasizing performance-related contributions as the basis for pay decisions.

To implement these policies, we have designed the framework for a four-part executive compensation program consisting of base salary, annual incentives, long-term incentive opportunities for senior management, and other employment benefits.

Base Salary.  We will seek to maintain levels of compensation that are competitive with similarly-situated companies in our industry.  Base salary represents the fixed component of the executive compensation program.  Virtual Piggy’s philosophy regarding base salaries is to maintain salaries at a minimum level necessary to attract and maintain a strong senior executive team.  Given the early-stage nature of the company and the fact that most salaries were set on the basis of negotiated employment agreements, we have not devoted resources to benchmarking or analyzing the compensation of other executives in our industry, although we may do so in the future as the company matures.  Periodic increases in base salary will relate to individual contributions evaluated against established objectives, length of service, and the industry’s annual competitive pay practice movement.

Annual Incentive Program.  Prior to 2013, the company did not have a formal annual incentive program.  However, during 2013, the Compensation Committee determined that an annual incentive program would be beneficial to provide incentives to senior executives to achieve key annual corporate goals.  The Compensation Committee reviewed the key operating objectives for 2013 and crafted an annual incentive program based on adding Oink platform system users.  No annual incentive compensation was paid to the senior executives for 2013.

The Company has not yet formulated an incentive compensation plan for 2014.

The Compensation Committee also assesses whether to pay discretionary bonuses to our employees including senior executives either in cash or stock based upon performance. Payment of the performance bonuses is at the sole discretion of the Compensation Committee and is not based on specific metrics, although the Compensation Committee bases its decisions on numerous factors, including overall corporate and personal performance.  No such discretionary bonuses were paid for 2013.

Long-Term Incentives.  We believe that long-term incentives should provide senior executives with an opportunity to increase their ownership and potentially gain financially from Virtual Piggy stock price increases.  By this approach, the best interests of stockholders and senior executives will be closely aligned.  Therefore, senior executives are eligible to receive restricted stock and stock options (which give them the right to purchase shares of common stock at a specified price in the future).  These grants will vest based upon the passage of time, the achievement of performance metrics, or both.  We believe that the use of restricted stock and stock options as the basis for long-term incentive compensation meets our defined compensation strategy and business needs by achieving increased value for stockholders and retaining key employees.  These grants would be in addition to grants made to induce the senior executives to join the company, which have taken the form of stock options, and in some prior instances, non-plan warrants.  We have discontinued the practice of issuing non-plan warrants to executives and are transitioning to a more conventional grant program utilizing option grants under our stockholder-approved 2008 Equity Incentive Plan and 2013 Equity Incentive Plan.

Other Benefits.  Our philosophy is to provide competitive health and welfare-oriented benefits to executives and employees but to maintain a conservative posture relative to executive benefits.  The Company provides for 100% of the cost for medical coverage and the employees absorb the cost for other benefits such as dental and vision insurance and the cost of life and disability insurance.

Compensation Committee Report

Effective February 4, 2014, the full Board of Directors is acting in the capacity of the Compensation Committee.  The board of directors reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on the review and discussions, the board of directors recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

— Jo Webber
— Ernest Cimadamore
— Darr Aley
— Kirk Bradley
— George O. McDaniel III
— William J. Tobia

DIRECTOR COMPENSATION

Director Compensation Table.  The following table shows all compensation paid or granted, during or with respect to the 2013 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Virtual Piggy, Inc. during 2013.

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Option Awards($)(b)	Total ($)
Darr Aley (c)	12,500	6,250	24,718	43,468
Kirk Bradley (d)	13,750	7,000	124,065	144,815
Ernest Cimadamore (e)	103,846	-	48	103,894
Harold Copperman(f)	16,875	7,750	123,590	148,215
William P. Lyons (g)	18,750	9,500	123,590	151,840
Martha McGeary Snider (h)	60,000	-	-	60,000
William J. Tobia (i)	15,000	8,750	123,590	147,340

(a)
Represents the grant date fair value of the restricted stock award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718.  Dollar amounts represent the fair market value of shares of restricted stock granted to the directors on April 15, 2013 as follows: Mr. Aley – 4,223 shares; Mr. Bradley – 4,730 shares; Mr. Copperman – 5,237 shares; Mr. Lyons – 6,419 shares; Mr. Tobia – 5,912 shares. The restricted stock vests on the first anniversary of the grant date.

(b)
Represents the grant date fair value of the option award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the option awards are set forth in Note 8 of the Notes to Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and filed with the SEC on March 14, 2014.

(c)	At December 31, 2013, Mr. Aley and his affiliated entity held in the aggregate 4,223 shares of restricted stock and options and warrants to purchase a total of 350,000 shares of common stock.
(d)
At December 31, 2013, Mr. Bradley held in the aggregate 4,730 shares of restricted stock and options and warrants to purchase a total of 964,286 shares of common stock.  Amounts in Mr. Bradley’s “Option Awards” column include $475, reflecting the value of the extension of the term of certain outstanding warrants held by Mr. Bradley.

(e)
Mr. Cimadamore is an employee of Virtual Piggy and acts as our Corporate Secretary.  Amounts set forth in the table above with respect to cash compensation reflect amounts paid to him in his capacity as an employee.  Mr. Cimadamore is not separately compensated for his service on the board of directors.  At December 31, 2013, Mr. Cimadamore and his affiliated entity held in the aggregate options and warrants to purchase 1,025,000 shares of common stock. The amount in Mr. Cimadamore’s “Option Awards” column reflects the value of the extension of the term of certain outstanding warrants held by Mr. Cimadamore.

(f)	At December 31, 2013, Mr. Copperman held in the aggregate 5,237 shares of restricted stock and options to purchase a total of 250,000 shares of common stock.
(g)	At December 31, 2013, Mr. Lyons held in the aggregate 6,419 shares of restricted stock and options to purchase a total of 250,000 shares of common stock.
(h)	At December 31, 2013, Ms. McGeary Snider held in the aggregate options and warrants to purchase 280,000 shares of common stock.
(i)
At December 31, 2013, Mr. Tobia held in the aggregate 5,912 shares of restricted stock and options to purchase a total of 450,000 shares of common stock.  At December 31, 2013, Mr. Tobia’s spouse held in the aggregate options and warrants to purchase a total of 185,000 shares of common stock.

Narrative Disclosure to Directors Compensation Table

We pay our non-employee directors an annual retainer of $25,000. We also pay an annual retainer of $10,000 each to the Audit Committee and Compensation Committee chairmen. We pay an annual retainer of $2,500 to each other Audit Committee and Compensation Committee members.  During 2013, we commenced paying board compensation effective April 1, 2013. The second quarter 2013 board fees were paid in shares of restricted stock.

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  On April 15, 2013, we granted five-year options to purchase 250,000 shares of our common stock at $1.85 per share to Messrs. Lyons, Copperman, Bradley and Tobia and options to purchase 50,000 shares of common stock to Mr. Aley under the 2013 Equity Incentive Plan.  In addition, we issued shares of restricted stock under our 2013 Equity Incentive Plan to directors in lieu of cash for their second quarter 2013 director fees as follows: Mr. Lyons - 4,223 shares, Mr. Copperman - 5,237 shares; Mr. Tobia - 5,912 shares; Mr. Bradley - 4,730 shares and Mr. Aley - 4,223 shares.  The grants were intended to approximate cash value of board fees for that quarter based upon the market value of the common stock at the date of grant. These restricted stock grants vest twelve months from the date of grant.

Beginning in 2014, the Company expects to grant to its non-employee directors, on an annual basis, options to purchase 50,000 shares of its common stock, subject to the discretion of the Compensation Committee and board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock or Series A Cumulative Convertible Preferred Stock as of April 1, 2014, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the company.

Name and Address of Beneficial Owners	Class of Stock	Amount and Nature of Beneficial Ownership	Percent of Class(a)
Peter S. Pelullo 630 West Germantown Pike, Suite 180 Plymouth Meeting, PA 19462	Common	17,211,840 (b)	14.7%

John Paul Dejoria Family Trust 1888 Century Park East, Suite 1600 Century City, CA 90067	Common Series A Cumulative Convertible Preferred	14,421,666 (c) 10,000	12.2% 19.8%

(a) This table has been prepared based on 116,589,055 shares of our common stock and 50,450 shares of Series A Cumulative Convertible Preferred Stock outstanding on April 1, 2014.

(b) Consists of 4,892,858 shares of common stock held in the name of Mr. Pelullo, 11,726,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, 342,857 shares underlying warrants exercisable at $0.75 per share, and 250,000 shares underlying options exercisable at $0.70 per share held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo. Based in part upon information filed on Schedule 13D filed by Mr. Pelullo on March 18, 2013.  Mr. Pelullo is a former officer and director of Virtual Piggy and may be deemed to be a promoter of Virtual Piggy.

(c) Consists of 12,110,555 shares of common stock, 277,778 shares underlying warrants exercisable at $3.00 per share, 1,000,000 shares underlying warrants exercisable at $1.00 per share, 33,333 shares underlying options exercisable at $1.55 per share and 10,000 shares of Series A convertible preferred stock, convertible into 1,000,000 shares of common stock.

The following table shows beneficial ownership of Virtual Piggy common stock as of April 28, 2014, by our directors and our executive officers named in the compensation tables in this proxy statement and by all current directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (a)	Percentage of Shares Outstanding (a)
Jo Webber	8,783,333 (b)	7.2%

Ernest Cimadamore	1,175,000 (c)	1.0%

Darr Aley	320,890 (d)	*

Kirk Bradley	2,230,921 (e)	1.9%

George O. McDaniel III	4,296,238 (f)	3.7%

William J. Tobia	489,245 (g)	*

Joseph Dwyer	333,333 (h)	*

Pradeep Ittycheria	3,580,954(i)	3.0%

Laura Janke Jaeger	127,083 (j)	*

Tom Keefer	711,667 (k)	*

All current directors and executive officers as a group (9 persons)	21,336,997	16.7%

*Represents beneficial ownership of less than one percent of the Virtual Piggy common stock outstanding.

(a) This table has been prepared based on 116,589,055 shares of our common stock outstanding on April 28, 2014.  The address for each person listed above is c/o Virtual Piggy, Inc., 1221 Hermosa Avenue, Suite 210, Hermosa Beach, CA 90254.

(b) Consists of 3,950,000 shares of common stock, 100,000 shares underlying warrants exercisable at $0.75 per share, 3,000,000 shares underlying options exercisable at $0.04 per share, 400,000 shares underlying options exercisable at $0.90 per share, and 1,333,333 shares underlying options exercisable at $0.65 per share.

(c)  Includes 250,000 shares underlying options exercisable at $0.75 per share, 250,000 shares underlying options exercisable at $0.90 per share, 166,667 shares underlying options exercisable at $0.65 per share and 8,333 shares underlying options exercisable at $1.01 per share.  Also includes 500,000 shares held by Toria, Inc., of which Mr. Cimadamore is a beneficial owner.

(d) Consists of 4,223 shares of restricted stock, 200,000 shares underlying options exercisable at $1.79 per share, 16,667 shares underlying options exercisable at $1.85 per share and 100,000 shares underlying options exercisable at $1.00 per share held by Inspire Ventures, LLC.

(e)  Consists of 1,428,572 shares of common stock, 714,286 shares underlying warrants exercisable at $0.50 per share, 83,333 shares underlying options exercisable at $1.85 per share and 4,730 shares of restricted stock.

(f) Consists of 3,219,428 shares of common stock, 250,000 shares underlying warrants exercisable at $0.50 per share, 200,000 shares underlying warrants exercisable at $0.50 per share, 68,460 shares held jointly with spouse and 558,350 shares over which Mr. McDaniel has dispositive power.

(g) Consists of 5,912 shares of restricted stock, 100,000 shares underlying options exercisable at $2.30 per share, 100,000 shares underlying options exercisable at $0.75 per share and 83,333 shares underlying options exercisable at $1.85 per share.  Also consists of the following shares held by Mr. Tobia’s spouse: 80,000 shares of common stock, 10,000 shares underlying options exercisable at $0.75 per share, 50,000 shares underlying options exercisable at $0.65 per share, 3,333 shares underlying options exercisable at $0.75 per share, 16,667 shares underlying options exercisable at $1.43 per share and 40,000 shares underlying warrants exercisable at $0.50 per share.

(h) Consists of 333,333 shares underlying options exercisable at $1.20 per share.

(i) Consists of 1,071,429 shares of common stock, 1,142,858 shares underlying warrants exercisable at $0.04 per share, 500,000 shares underlying options exercisable at $0.04 per share, 200,000 shares underlying options exercisable at $0.90 per share and 666,667 shares underlying options exercisable at $0.65 per share.

(j) Consists of 93,750 shares underlying options exercisable at $1.07 per share and 33,333 shares underlying options exercisable at $2.00 per share.

(k) Consists of 25,000 shares underlying options exercisable at $0.60 per share, 166,667 shares underlying options exercisable at $0.50 per share, 20,000 shares underlying options at $0.52 per share and 500,000 shares underlying options at $0.65 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2013:

TABLE V
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (col. a)	Weighted-average exercise price of outstanding options, warrants and rights (col. b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (col. c)
Equity compensation plans approved by security holders: (a)	18,817,499	$0.90	1,345,834

Equity compensation plans not approved by security holders: (b)	925,255	$1.24	0

Total	19,742,754	$0.92	1,345,834

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.
(b)	Represents warrants issued in exchange for services.

2008 Equity Incentive Plan

We adopted our 2008 Equity Incentive Plan as of March 3, 2008 (the “2008 Plan”). Awards may be made under the 2008 Plan for up to 25,000,000 shares of our common stock in the form of stock options or deferred stock awards.  Awards may be made to our employees, officers or directors as well as our consultants or advisors.  The 2008 Plan is administered by our board of directors which has full and final authority to interpret the 2008 Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

All stock options granted under the 2008 Plan are exercisable for a period of up to ten years from the date of grant, are subject to vesting as determined by the board upon grant, and have an exercise price equal to not less than the fair market value of our common stock on the date of grant (except for incentive stock options granted to 10% stockholders, which are required to have an exercise price of not less than 110% of the fair market value of the common stock on the date the option is granted).  Unless otherwise determined by the board, awards may not be transferred except by will or the laws of descent and distribution.  The board has discretion to determine the effect on any award granted under the 2008 Plan of the death, disability, retirement, resignation, termination or other change in employment or other status of any participant in the 2008 Plan.

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full.

As of December 31, 2013, under the 2008 Plan option grants have been made with respect to 24,951,666 shares of common stock, and 48,334 shares of common stock remain available for grants under the 2008 Plan.

2013 Equity Incentive Plan

During 2013, the board adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, we are authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options are deemed to be non-statutory stock options.  As of December 31, 2013, under the 2013 Plan option and restricted stock grants have been made with respect to 3,702,500 shares of common stock, and 1,297,500 shares of common stock remain available for grants under the 2013 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Parties

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Ernest Cimadamore, our secretary; and (ii) Peter Pelullo, our former corporate development manager and director.

During the years ended December 31, 2013 and 2012, Peter Pelullo was paid for consulting and travel expenses to provide strategic advice to the Company.   Consulting fees paid during the years ended December 31, 2013 and 2012 were $130,000 and $187,000, respectively. Reimbursable business expenses of $41,459 and $76,383 were paid during the years ended December 31, 2013 and 2012, respectively.

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

Scott McPherson’s (former Chief Financial Officer) accounting firm, McPherson, CPA, PLLC provided accounting services to the Company.  In 2013 and 2012, we paid to McPherson CPA, PLLC, aggregate fees in the amount of $152,800 and $143,800, respectively.

On December 19, 2011, we entered into a securities purchase agreement with Kirk Bradley, a member of our board of directors, pursuant to which we sold to Mr. Bradley 625,000 units in consideration of gross cash proceeds of $500,000. Each unit was initially sold for a purchase price of $0.80 and consisted of: (i) two shares of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock. As a result, we issued an aggregate of 1,250,000 shares of common stock and warrants to purchase an aggregate of 625,000 shares of common stock. The warrants are exercisable for a term of two years at an original exercise price at $0.60 per share. On January 11, 2012, we revised the terms of the offering to reflect: (i) a reduction in the per unit purchase price from $0.80 to $0.70, (ii) an increase in the amount of units offered, and (iii) a reduction in the warrant exercise price from $0.60 per share to $0.50 per share. On February 9, 2012, we entered into an amendment agreement with Mr. Bradley, pursuant to which we agreed to amend the terms of Mr. Bradley’s securities purchase agreement to reflect the new offering terms resulting in the issuance of an additional 178,572 shares of common stock and warrants to purchase an additional 89,286 shares of common stock. In addition, the exercise price of Mr. Bradley’s warrants was reduced from $0.60 per share to $0.50 per share. During 2013, the terms of Mr. Bradley’s warrants were extended by one year.  Mr. Bradley also receives compensation from the Company as an independent member of our board of directors.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market.  Based on the foregoing, we believe that Darr Aley, Kirk Bradley, George O. McDaniel III and William J. Tobia each qualify as an “independent director” pursuant to such rules.  In addition our former directors who served during 2013, William P. Lyons, Harold D. Copperman and Martha McGeary Snider also qualified as independent directors.  Jo Webber and Ernest Cimadamore are employees of Virtual Piggy and are therefore not “independent directors” pursuant to such rules.  In addition, Pradeep Ittycheria, our former director who served during 2013, was an employee and did not qualify as an independent director.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2013 and 2012 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2013 and 2012 were $52,710 and $58,900, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2013 and 2012, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2013 and 2012, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2013 and 2012, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

Audit Committee Approval

The Audit Committee operates under a written charter. Under this charter, the Audit Committee is responsible for selecting, approving, compensating, and overseeing the independence, qualifications, and performance of the independent accountants. Further, the Audit Committee has adopted a pre-approval policy pursuant to which certain permissible non-audit services may be provided by the independent accountants. Pre-approval is generally provided for up to one year and may be detailed as to the particular service or category of services and may be subject to a specific budget. The Audit Committee may also pre-approve particular services on a case-by-case basis. In assessing requests for services from the independent accountants by management, the Audit Committee considers whether such services are consistent with the auditor's independence; whether the independent accountants are likely to provide the most effective and efficient service based upon their familiarity with the company; and whether the service could enhance our ability to manage or control risk or improve audit quality.

Notwithstanding the pre-approval policy, all of the audit-related, tax and other services provided by Morison Cogen, LLP in fiscal year 2013 were approved in advance by the Audit Committee.

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

10.5*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.6*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

23.1**	Consent of Morison Cogen LLP

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith
† Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Virtual Piggy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.

Date: April 29, 2014	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer )