Form 10-Q
period 2014-03-31
VIRTUAL PIGGY, INC.
filed 2014-05-12
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(310) 853-1950
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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  116,589,055 shares of common stock outstanding at May 1, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,108,065	$1,752,461
Accounts receivable	1,285	1,000
Insurance receivable	-	4,325
Prepaid expenses	280,526	220,908

TOTAL CURRENT ASSETS	4,389,876	1,978,694

PROPERTY AND EQUIPMENT
Computer equipment	93,654	89,021
Furniture and fixtures	83,981	57,238
Leasehold Improvements	8,350	-
	185,985	146,259
Less: accumulated depreciation	(46,016)	(41,544)
	139,969	104,715

OTHER ASSETS
Deposit	346,949	118,118
Patents and trademarks, net of accumulated amortization of
$52,258 and $42,129	784,152	739,657
	1,131,101	857,775

TOTAL ASSETS	$5,660,946	$2,941,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,596,488	$2,149,681
Embedded derivative liability	3,834,200	-
Notes payable, net of discount of $0 and $86,087	-	913,913

TOTAL CURRENT LIABILITIES	5,430,688	3,063,594

CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
50,450 shares issued and outstanding at March 31, 2014 and
none issued and outstanding at December 31, 2013	5	-

Common stock, $ .0001 par value; 180,000,000 shares authorized;
116,589,055 and 111,396,768 shares issued and outstanding at
March 31, 2014 and December 31, 2013	11,659	11,140

Additional paid in capital	43,820,350	35,318,751

Deficit accumulated during the development stage	(43,582,321)	(35,450,446)

Cumulative translation adjustment	(19,435)	(1,855)

STOCKHOLDERS' EQUITY	230,258	(122,410)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,660,946	$2,941,184

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 and
For the period February 11, 2008 (Date of Inception) to March 31, 2014
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Since
	2014	2013	Inception

SALES	425	$88	$8,020

OPERATING EXPENSES
Sales and marketing	1,197,412	894,647	11,278,549
Product development	885,974	461,385	6,127,836
Integration and customer support	187,039	119,197	1,366,490
General and administrative	1,217,303	1,035,071	12,634,642
Strategic consulting	0	176,794	7,019,422
Total operating expenses	3,487,728	2,687,094	38,426,939

NET OPERATING LOSS	(3,487,303)	(2,687,006)	(38,418,919)

OTHER INCOME (EXPENSE)
Interest income	1,502	3,489	20,888
Interest expense	(94,280)	-	(632,496)
Change in fair value of embedded derivative liability	(2,185,375)	-	(2,185,375)
	(2,278,153)	3,489	(2,796,983)

NET LOSS	(5,765,456)	(2,683,517)	(41,215,902)

Less: Deemed dividend distributions	(2,366,419)	-	(2,366,419)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,131,875)	$(2,683,517)	$(43,582,321)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.07)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	114,818,293	101,792,509

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Comprehensive Loss
For the Three Months Ended March 31, 2014 and 2013 and
For the period February 11, 2008 (Date of Inception) to March 31, 2014
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Since
	2014	2013	Inception

NET LOSS	$(5,765,456)	$(2,683,517)	$(41,215,902)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(17,580)	-	(19,435)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(17,580)	-	(19,435)

COMPREHENSIVE LOSS	$(5,783,036)	$(2,683,517)	$(41,235,337)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit)
For the Period February 11, 2008 (Date of Inception) to March 31, 2014

								Deficit
	Preferred		Common					Accumulated
	Stock		Stock			Common Stock	Additional	During the	Cumulative
	Number of		Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Issuance of initial 19,000,000 shares of common stock on February 11, 2008 at $.001 per share	-	$-	19,000,000	$1,900	$-	$-	$17,100	$-	$-	$19,000
Issuance of shares of common stock and 14,285,716 warrants in February 2008 through private placement at $.035 per unit	-	-	7,142,858	714	-	-	249,286	-	-	250,000
Employee options issued for services on March 3, 2008, vested immediately and valued at $.02 per share	-	-	-	-	-	-	8,825	-	-	8,825
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	-	-	107,859	-	-	107,859
Exercise of options on May 8, 2008 at $.04 per share	-	-	500,000	50	-	-	19,950	-	-	20,000
Issuance of shares of common stock and 614,286 warrants in May and September 2008 through private placement at $.75 per unit	-	-	6,642,858	665	-	-	231,835	-	-	232,500
Options issued for services in June 2008, vested immediately and valued at $.07 per share	-	-	-	-	-	-	395,467	-	-	395,467
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	-	-	918	-	-	918
Issuance of shares of common stock to investors in August 2008 at $1.00 per share	-	-	2,560	-	-	-	2,560	-	-	2,560
Exercise of options in September 2008 at $.04 per share	-	-	1,750,000	175	-	-	69,825	-	-	70,000
Exercise of warrants in September 2008 at $.04 per share	-	-	250,000	25	-	-	9,975	-	-	10,000
Net loss	-	-	-	-	-	-	-	(983,886)	-	(983,886)

Balance, December 31, 2008	-	-	35,288,276	3,529	-	-	1,113,600	(983,886)	-	133,243

Exercise of options on January 26, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Issuance of shares of common stock on April 7, 2009 at $1.00 per share	-	-	400,000	40	-	-	399,960	-	-	400,000
Issuance of shares of common stock on June 29, 2009 at $2.00 per share	-	-	100,000	10	-	-	199,990	-	-	200,000
Exercise of options on July 30, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	-	-	10,462	-	-	10,462
Exercise of warrants on August 21, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of options on September 2, 2009 at $.04 per share	-	-	500,000	50	-	-	19,950	-	-	20,000
Issuance of shares of common stock on September 17, 2009 at $1.00 per share	-	-	100,000	10	-	-	99,990	-	-	100,000
Issuance of shares of common stock for future services on October 9, 2009 valued at $1.00 per share	-	-	1,080,427	108	-	-	1,080,319	-	-	1,080,427
Issuance of shares of common stock on October 16, 2009 at $1.00 per share	-	-	100,000	10	-	-	99,990	-	-	100,000
Exercise of warrants on October 22, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrants on December 2, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of options on December 10, 2009 at $.04 per share	-	-	250,000	25	-	-	9,975	-	-	10,000
Exercise of warrants on December 31, 2009 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Stock issuance costs	-	-	-	-	-	-	(65,000)	-	-	(65,000)
Nonemployee options issued for services on March 3,2008, vested immediately and valued at $.02 per share	-	-	-	-	-	-	37,506	-	-	37,506
Nonemployee options issued for services in June 19, 2008, vested immediately and valued at $.01 per share	-	-	-	-	-	-	636	-	-	636
Net loss	-	-	-	-	-	-	-	(2,236,476)	-	(2,236,476)

Balance, December 31, 2009	-	-	43,818,703	4,382	-	-	3,246,778	(3,220,362)	-	30,798

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to March 31, 2014

								Deficit
	Preferred		Common					Accumulated
	Stock		Stock			Common Stock	Additional	During the	Cumulative
	Number of		Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Exercise of options on January 5, 2010 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrant on February 22, 2010 at $.04 per share	-	-	892,858	89	-	-	35,624	-	-	35,713
Exercise of warrants in March 2010 at $.04 per share	-	-	1,000,000	100	-	-	39,900	-	-	40,000
Exercise of warrants in April 2010 at $.04 per share	-	-	2,500,000	250	-	-	99,750	-	-	100,000
Issuance of shares of common stock in conjunction with notes payable in May through August 2010	-	-	483,750	48	-	-	400,694	-	-	400,742
Issuance of shares of common stock for retirement of 400,000 options at $.25 per share	-	-	65,000	6	-	-	(6)	-	-	-
Issuance of shares of common stock from August through December 2010 through private placement at $.20 per share	-	-	9,625,000	963	-	-	1,924,037	-	-	1,925,000
Issuance of shares of common stock on November 1, 2010 for the conversion of notes payable at $.20 per share	-	-	375,000	38	-	-	74,962	-	-	75,000
Issuance of shares of common stock on November 19, 2010 for future services valued at $.90 per share	-	-	111,111	11	-	-	99,989	-	-	100,000
Exercise of options on December 2, 2010 at $.04 per share	-	-	3,000,000	300	-	-	119,700	-	-	120,000
Exercise of warrants in December 2010 at $.04 per share	-	-	2,500,000	250	-	-	99,750	-	-	100,000
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	-	-	13,816	-	-	13,816
Nonemployee options issued for services on August 18, 2009, vested immediately and valued at $.31 per share	-	-	-	-	-	-	27,899	-	-	27,899
Net loss	-	-	-	-	-	-	-	(1,489,190)	-	(1,489,190)

Balance, December 31, 2010	-	-	65,371,422	6,537	-	-	6,222,793	(4,709,552)	-	1,519,778

Issuance of shares of common stock for future services on June 1, 2011 valued at $.49 per share	-	-	100,000	10	-	-	48,990	-	-	49,000
Issuance of shares of common stock in conjunction with notes payable from September through December 2011	-	-	150,000	15	-	-	82,650	-	-	82,665
Issuance of shares of common stock and 625,000 warrants on December 20, 2011 through private placement at $.80 per unit	-	-	1,250,000	125	-	-	499,875	-	-	500,000
Issuance of warrants in conjunction with notes payable from September through December 2011	-	-	-	-	-	-	20,930	-	-	20,930
Fair value of revalued warrants at $.09 to $.76 per share	-	-	-	-	-	-	88,601	-	-	88,601
Nonemployee options issued for services from August through November 2010, vested immediately and valued at $.01 per share	-	-	-	-	-	-	3,146	-	-	3,146
Nonemployee options issued for services on January 24, 2011, and valued at $.20 per share	-	-	-	-	-	-	46,019	-	-	46,019
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	-	-	52,243	-	-	52,243
Net loss	-	-	-	-	-	-	-	(2,724,796)	-	(2,724,796)

Balance December 31, 2011	-	-	66,871,422	6,687	-	-	7,065,247	(7,434,348)	-	(362,414)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to March 31, 2014

								Deficit
	Preferred		Common					Accumulated
	Stock		Stock			Common Stock	Additional	During the	Cumulative
	Number of		Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Issuance of shares of common stock and 10,213,474 warrants through June 30, 2012 through private placement at $.70 per unit	-	-	20,426,948	2,044	-	-	7,084,888	-	-	7,086,932
Issuance of shares of common stock and 1,500,000 warrants through December 31, 2012 through private placement at $.80 per unit	-	-	2,625,000	262	-	-	1,049,738	-	-	1,050,000
Issuance of shares of common stock for future services on May 21, 2012 valued at $2.43 per share	-	-	1,363,185	136	-	-	3,312,401	-	-	3,312,537
Issuance of shares of common stock and 285,714 warrants to discharge notes payable and accrued interest valued at $.70 per unit	-	-	571,428	57	-	-	199,943	-	-	200,000
Issuance of shares of common stock with respect to a settlement agreement valued at $.85 per share	-	-	350,000	35	-	-	297,465	-	-	297,500
Issuance of shares of common stock through December 31, 2012 through private placement at $.70 per share			7,942,858	794			5,559,206	-	-	5,560,000
Issuance of shares of common stock through December 31, 2012 through private placement at $.75 per share			666,667	67			499,933	-	-	500,000
Exercise of options on April 10, 2012 at $.04 per share	-	-	250,000	25	-	-	9,975	-	-	10,000
Exercise of options on May 25, 2012 at $.04 per share	-	-	350,000	35	-	-	13,965	-	-	14,000
Nonemployee options issued for services from July through August 2011, vested immediately and valued from $.10 to $.19 per share	-	-	-	-	-	-	2,219	-	-	2,219
Nonemployee options issued for services from January through December 2012, vested immediately and valued from $.11 to $.95 per share	-	-	-	-	-	-	759,292	-	-	759,292
Nonemployee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.17 to $.40 per share	-	-	-	-	-	-	39,751	-	-	39,751
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $.11 to $.53 per share	-	-	-	-	-	-	283,460	-	-	283,460
Employee options issued for services from January 2012 through December 2012, vesting immediately and valued at $.14 to $.42 per share	-	-	-	-	-	-	150,631	-	-	150,631
Stock issuance costs	-	-	-	-	-	-	(28,000)	-	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	-	-	50,000	(50,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(12,039,726)	-	(12,039,726)

Balance December 31, 2012	-	-	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	-	6,836,182

Issuance of shares of common stock and 93,750 warrants through March 31, 2013 through private placement at $.80 per unit	-	-	125,000	13	-	-	49,987	-	-	50,000
Issuance of shares of common stock through March 31, 2013, through a private placement at $0.75 per share	-	-	1,133,334	113	-	-	849,887	-	-	850,000
Issuance of shares of common stock on April 15, 2013 for services	-	-	26,521	3	-	-	49,068	-	-	49,071
Issuance of shares of common stock and 1,436,277 warrants in May 2013, through a private placement at $1.80 per share	-	-	2,872,553	287	-	-	5,170,308	-	-	5,170,595
Fair value of warrants issued with notes payable	-	-	-	-	-	-	92,469	-	-	92,469
Fair value of revalued warrants at $0.78 per share	-	-	-	-	-	-	6,540	-	-	6,540
Fair value of revalued options at $0.34 and $1.07 per share	-	-	-	-	-	-	1,199	-	-	1,199
Exercise of options at $0.04 per share in May 2013	-	-	750,000	75	-	-	29,925	-	-	30,000
Exercise of options at $0.35 per share on May 14, 2013	-	-	300,000	30	-	-	104,970	-	-	105,000
Exercise of options at $0.75 per share in May 2013	-	-	66,667	7	-	-	49,993	-	-	50,000
Exercise of warrants at $0.04 per share on May 26, 2013	-	-	2,000,000	200	-	-	79,800	-	-	80,000
Exercise of warrants at $0.50 per share in May through October 2013	-	-	2,705,185	270	-	-	1,352,323	-	-	1,352,593
Nonemployee options issued for services from January 2012 through December 2012, vested immediately and valued from $0.11 to $0.95 per share	-	-	-	-	-	-	34,372	-	-	34,372
Nonemployee options/warrants issued for services from January 2013 through December 2013, vested immediately to 3 years and valued from $0.09 to $1.66 per share	-	-	-	-	-	-	784,247	-	-	784,247
Employee options issued for services on January 2012 through December 2012, vesting over three years and valued at $0.11 to $0.80 per share	-	-	-	-	-	-	447,975	-	-	447,975
Employee options issued for services on January 2013 through December 30, 2013, vesting over three years and valued at $0.22 to $0.68 per share	-	-	-	-	-	-	310,795	-	-	310,795
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	-	-	(50,000)	50,000	-	-	-	-
Stock issuance costs	-	-	-	-	-	-	(395,221)	-	-	(395,221)
Net loss	-	-	-	-	-	-	-	(15,976,372)	-	(15,976,372)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(1,855)	(1,855)

Balance December 31, 2013	-	-	111,396,768	11,140	-	-	35,318,751	(35,450,446)	(1,855)	(122,410)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity (Deficit) (Continued)
For the Period February 11, 2008 (Date of Inception) to March 31, 2014

								Deficit
	Preferred		Common					Accumulated
	Stock		Stock			Common Stock	Additional	During the	Cumulative
	Number of		Number of		Common Stock	Subscription	Paid-In	Development	Translation
	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Stage	Adjustment	Total

Issuance of shares of convertible preferred stock and 5,045,000 warrants through March 31, 2014, through private placement at $1.00 per unit	50,450	5	-	-	-	-	3,396,170	-	-	3,396,175
Issuance of shares of common stock from exercise of warrants through warrant exchange offering at $.50 per share	-	-	5,042,287	504	-	-	2,520,639	-	-	2,521,143
Exercise of warrants at $0.50 per share in March 2014	-	-	50,000	5	-	-	24,995	-	-	25,000
Exercise of options at $0.75 per share in March 2014	-	-	100,000	10	-	-	74,990	-	-	75,000
Fair value of revalued warrants at $0.22 to$ 0.76 per share	-	-	-	-	-	-	9,228	-	-	9,228
Nonemployee options issued for services from January 2012 through December 2012, vested over three years and valued from $1.11 to $1.55 per share	-	-	-	-	-	-	6,335	-	-	6,335
Nonemployee options/warrants issued for services from January 2013 through December 2013, vested immediately to 3 years and valued from $1.04 to $3.05 per share	-	-	-	-	-	-	43,112	-	-	43,112
Employee options issued for services on January 2012 through December 2013, vesting over three years and valued at $0.50 to $0.92 per share	-	-	-	-	-	-	201,494	-	-	201,494
Employee options issued for services on January 2014 through March 31, 2014, vesting over two to three years and valued at $1.05 to $1.43 per share	-	-	-	-	-	-	28,382	-	-	28,382
Deemed dividend distribution in conjunction with Preferred Series A offering	-	-	-	-	-	-	1,648,825	(1,648,825)	-	-
Deemed dividend distribution in conjunction with warrant exchange offering	-	-	-	-	-	-	717,594	(717,594)	-	-
Stock issuance costs	-	-	-	-	-	-	(170,165)	-	-	(170,165)
Net loss	-	-	-	-	-	-	-	(5,765,456)	-	(5,765,456)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(17,580)	(17,580)

Balance March 31, 2014 (unaudited)	50,450	$5	116,589,055	$11,659	$-	$-	$43,820,350	$(43,582,321)	$(19,435)	$230,258

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 and
For the Period February 11, 2008 (Date of Inception) to March 31, 2014
(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	Since
	2014	2013	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,765,456)	$(2,683,517)	$(41,215,902)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	-	638,516
Fair value of options issued in exchange for services	288,551	191,494	3,263,914
Fair value of stock issued in exchange for services	-	-	4,791,035
Change in fair value of embedded derivative liability	2,185,375	-	2,185,375
Amortization of deferred costs	-	-	78,243
Accretion of discount on notes payable	86,087	-	518,565
Depreciation and amortization	18,518	11,671	108,417
Provision for bad debt	-	-	42,768
Loss on disposal of fixed assets	8,109	-	16,942
(Increase) decrease in assets
Accounts receivable	(285)	(88)	(1,285)
Insurance receivable	4,325	75,000	-
Other receivable	-	-	(42,768)
Prepaid expenses	(59,618)	(3,464)	(280,526)
Deposits	(228,831)	(8,900)	(346,949)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	(553,194)	(301,789)	1,918,987

Net cash used in operating activities	(4,016,419)	(2,719,593)	(28,324,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(51,751)	(22,867)	(213,068)
Patent and trademark costs	(54,624)	(91,745)	(836,411)

Net cash used in investing activities	(106,375)	(114,612)	(1,049,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	-	-	1,747,500
Repayment of note payable - stockholders	(1,000,000)	-	(1,572,500)
Proceeds from notes payable	-	-	75,000
Proceeds from issuance of preferred stock and warrants	5,045,000	-	5,045,000
Proceeds from issuance of common stock	-	900,000	23,796,584
Proceeds from exercise of options	75,000	-	644,000
Proceeds from exercise of warrants	2,546,143	-	4,424,449
Stock issuance costs	(170,165)	(60,783)	(658,386)

Net cash provided by financing activities	6,495,978	839,217	33,501,647

EFFECT OF EXCHANGE RATE ON CASH	(17,580)	-	(19,435)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	2,355,604	(1,994,988)	4,108,065

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,752,461	7,371,036	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,108,065	$5,376,048	$4,108,065

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-	$-
Interest paid	$8,193	$-	$2,498
Fair value of common stock issued as discount for notes payable	$-	$-	$483,409
Conversion of notes payable and accrued interest into common stock	$-	$-	$275,000
Fair value of warrants issued as discount for notes payable	$-	$-	$20,930
Issuance of common stock for settlement of payable	$-	$-	$297,500
Fair value of beneficial conversion value as discount against Preferred Stock	$1,648,825	$-	$1,648,825
Fair value of warrant liability as discount against Preferred Stock	$1,547,925	$-	$1,547,925
Accretion of discount on preferred stock as deemed distribution	$1,648,825	$-	$1,648,825
Deemed dividend distribution in conjunction with warrant exchange.	$717,594	$-	$717,594

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

Basis of Presentation
The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 915 for development stage entities.  The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, embedded derivative and warrant liability. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures, and applies it to all assets and liabilities that are being measured and reported on a fair value basis. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The level in the fair value within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Foreign Currency Translation
The functional currency of operations outside the U.S. is British Pounds.

Concentration of Credit Risk Involving Cash
The Company may have deposits with a financial institution which at times exceed Federal Depository Insurance (“FDIC”) coverage.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, principally three to seven years. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $8,389 and $5,875 for the three months ended March 31, 2014 and 2013 and is included in general and administrative expenses.

Patents and Trademarks
The Company has one issued patent with the United States Patent and Trademark Office (“USPTO”), entitled Systems and Method for Verifying the Age of an Internet User, and filed for nine provisional patents.  Additionally, the Company has been issued two patents in Germany, entitled Virtual Piggy Bank and Parent Match, while the remaining patents in Germany are still pending.  The Company also has patents pending in Australia, Brazil, Canada and Europe under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents which were determined to be 20 years.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets
The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 “Property, Plant, and Equipment.” The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

Stock-based Payments
The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505 -50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $53,628 and $222,847 for the three months ended March 31, 2014 and 2013 and are included in sales and marketing expenses.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs for the three months ended March 31, 2014 and 2013 were $852,744 and $454,378.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three months ended March 31, 2014 and 2013, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Segment Information
The Company is organized and operates as one operating segment. In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company subject to Board approval. Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by FASB ASC 280 can be found in the consolidated financial statements.

Recently Adopted Accounting Pronouncements
As of March 31, 2014 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of March 31, 2014, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Reclassifications
Certain amounts in the 2013 and cumulative since inception statements of operations have been reclassified in order for them to be in conformity with the 2014 presentation.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 2 – MANAGEMENT PLANS

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  For the three months ended March 31, 2014, and for the year ended December 31, 2013, the Company raised $7.5 million net of stock issuance costs of $0.2 million, and $8.3 million net of stock issuance costs of $0.4 million, respectively, through private placements of its equity securities and from exercises of warrants. Additionally, in April 2014, the Company raised an additional $5.8 million through a private placements of its equity securities.

The Company is in the development stage at March 31, 2014.  Successful completion of the Company’s development program, and the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company’s cost structure.  However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At March 31, 2014 and December 31, 2013, capitalized patent and trademark costs were $784,152 and $739,657.  Amortization expense for patents and trademarks was $10,129 and $5,265 for the three months ended March 31, 2014 and 2013.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 4 – NOTES PAYABLE

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

The warrants were valued at $92,470, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.2%, risk free interest rate of .4% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.  These notes were repaid in full in January 2014 and therefore the remaining unamortized discount was fully accreted.

During the three months ended March 31, 2014 and 2013, $86,087 and $0 of interest was accreted on the notes payable.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2014 and 2013.

As of December 31, 2013, the Company had net operating loss carry forwards approximating $39.7 million.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2014, and there was no accrual for uncertain tax positions as of March 31, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2014 and 2013, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 6 – LITIGATION SETTLEMENT

The Company entered into a settlement agreement with an investor in 2012, whereby the Company agreed to pay the investor a settlement of $450,000 and the investor agreed to cease trading in the Company’s stock and to return warrants issued to the investor.  The Company’s insurance carrier agreed to reimburse the Company with respect to this litigation.  Both the settlement payment and the insurance company settlement were completed in 2013.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

In January 2014, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued to certain private investors 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) at an original issue price of $100 per share (the “Original Issue Price”) and warrants to purchase 5,045,000 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $5,045,000. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Preferred Stock and Warrants. The Purchase Agreement provides that the holders of the Preferred Stock shall be entitled to nominate two directors of the Company. Dividends accrue at a rate of 8% and are cumulative.  As of December 31, 2013, the Company had incurred and capitalized approximately $131,000 of costs associated with this offering, which were charged to additional paid in capital in January 2014 when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and was valued at $3,396,175, net of the beneficial conversion feature of $1,648,825, at January 27, 2014.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014 and $3,834,200 at March 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.  Since the preferred stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability at March 31, 2014.

The warrants associated with the Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the warrants from the Preferred Stock.

The Preferred Stock has a preference in liquidation that the holders of the Preferred Stock are to be paid out of assets available for distribution prior to holders of common stock. The Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock can be converted.

The conversion price of the Preferred Stock is currently $1.00 per share. There are no arrearages on cumulative dividends.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Derivative Liabilities

For purposes of determining whether certain instruments are derivatives for accounting treatment, the Company follows the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

March 31, 2014	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$3,834,200	$-	$3,834,200

Total	$-	$3,834,200	$-	$3,834,200

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at January 27, 2014	$1,648,825
Change in fair value of derivative liabilities	2,185,375

Balance at March 31, 2014	$3,834,200

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

As of March 31, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market, therefore the embedded derivative liability was valued using the following market based inputs:

Closing Trading Price of Common Stock	$1.45
Series A Preferred Stock Effective Conversion Price	0.69
Intrinsic value of conversion option per share	$0.76

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

During the first quarter of 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through March 31, 2013, 1,133,334 shares were sold resulting in proceeds of $850,000.  Issuance costs related to this private placement were $60,783.

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

On May 28, 2013, the Company entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years. On May 29, 2013, we issued and sold an additional    300,000 units pursuant to the Offering. The Company retained a placement agent in connection with the Offering. The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance. In addition, the placement agent received three year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share (See Note 8-Stock Options and Warrants). Net proceeds of the Offering to the Company, after the expense allowance and other expenses, were approximately $4,836,157.

 Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

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

In February 2014, the Company completed a private placement offering to holders of its outstanding warrants for the purchase of shares of common stock (“Warrantholders”), pursuant to which Warrantholders who were not directors or executive officers of the Company were given the opportunity to immediately exercise all outstanding vested warrants for cash in exchange for (i) the applicable shares of common stock underlying the exercised warrant and (ii) a new two-year warrant, granting rights to acquire an equivalent number of shares of common stock as issued pursuant to the exercised warrant(s), at an exercise price of $1.00 per share (each a “Replacement Warrant”). Pursuant to the offering, the Company received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

Modification of Warrants Issued in February 2012 Private Placement and Deemed Dividend
Effective February 7, 2014, when the market price of our common stock was $1.18, we entered  an exchange offering  with certain investors in the 2011 to 2012 Private Placements to exercise their current warrants at $0.50 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant.  The new warrant has an exercise price of $1.00.  Many investors exercised the original warrants and received the new warrants.  The Company has recognized a deemed dividend of $717,594 in the Statement of Operations for the three months ended March 31, 2014, attributable to the incremental fair value resulting from the modification of these warrants.  The fair value of the new warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 143.2%, risk free interest rate of 0.30% and expected option life approximating two years.  The warrants expire two years from the date of issuance.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2014, options to purchase 14,023,330 shares of common stock have been issued and are unexercised, and 463,336 shares are available for grants under the 2008 Plan.  Of the options to purchase 14,023,330 shares that have been issued and are unexercised, options to purchase 12,228,330 shares were granted to employees or persons who later became employees and options to purchase 1,795,000 shares were granted to non-employees.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2014, under the 2013 Plan options to purchase 3,789,166 shares of common stock have been issued and are unexercised, and 1,210,834 shares of common stock remain available for grants under the 2013 Plan.  Of the options to purchase 3,789,166 shares of common stock that have been issued and are unexercised, options to purchase 2,264,166 shares were granted to employees or persons who later became employees and 1,525,000 options to purchase  shares were granted to non-employees.

The 2008 Plan and 2013 Plan are administered by the Board or its compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the applicable Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

Prior to January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of the Company’s stock history.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

Employee and Non-Employee Director Grants

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

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

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

In addition, in December 2013, an employee met a milestone relative to options to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.40 per share.  These options were valued at $687, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.3%, risk free interest rate of 1.75% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

Virtual Piggy, Inc.
 (A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

In January 2014, the Company issued 11 employees options to purchase an aggregate of 90,000 shares of the Company’s common stock at an exercise price of $1.05 per share.  These options were valued at $53,927, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 67.7%, risk free interest rate of 1.77% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In January 2014, the Company issued two employees options to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $1.05 per share.  These options were valued at $27,806, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 67.7%, risk free interest rate of 3.01% and expected option life of ten years.  The options expire ten years from the date of issuance.  Options granted are expensed over the three year vesting term.

In February 2014, the Company issued to one of our new board of directors members options to purchase an aggregate of 250,000 shares of the Company’s common stock at an exercise price of $1.10 per share.  These options were valued at $264,882, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 128.5%, risk free interest rate of 2.70% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In February 2014, the Company issued two employees options to purchase an aggregate of 20,000 shares of the Company’s common stock at an exercise price of $1.18 per share.  These options were valued at $21,048, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 142.1%, risk free interest rate of 1.47% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are expensed over the three year vesting term.

In February 2014, the Company extended warrants previously granted to two of its executive officers, which included 1,142,588 warrants exercisable at $0.04 per share and 100,000 warrants exercisable at $.75 per share for an additional two years.  The increase in fair value of this term extension was $9,228 which was expensed during the three months ended March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions: no dividend yield, expected volatility of 89.3% to 89.5%, risk free interest rate of 0.33%, and expected warrant life of 2 years.

In March 2014, the Company issued to an employee options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.43 per share.  These options were valued at $136,454, fair value.  The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 122.6%, risk free interest rate of 2.73% and expected option life of ten years.  The options expire ten years from the date of issuance.  Options granted are expensed over the two year vesting term.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

Cumulatively and for the three months ended March 31, 2014 and 2013, the Company expensed $1,533,213, $239,104 and $133,698 relative to employee options/warrants granted.  As of March 31, 2014, there was $1,594,574 of unrecognized compensation expense related to employee non-vested market-based share awards. A summary of stock option/warrant transactions for employees from January 1, 2013 to March 31, 2014 is as follows:

			Weighted Average
	Option/Warrants	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2012	17,258,644	$0.04 to $1.82	$0.48

Granted	3,067,500	0.99 to 2.92	0.28
Reclassified to non-employee	(235,000)	0.65 to 2.30	(0.02)
Exercised	(2,816,667)	0.04 to 0.75	(0.01)
Expired/terminated	(698,333)	0.50 to 2.92	(0.01)

Outstanding, December 31, 2013	16,576,144	0.04 to 2.40	0.74

Granted	495,000	1.05 to 1.43	0.03
Reclassified from non-employee	200,000	0.50	0.01
Exercised	(100,000)	0.75	-
Expired/terminated	(460,003)	0.65 to 2.16	(0.02)

Outstanding, March 31, 2014	16,711,141	$0.04 to $2.40	$0.74

Exercisable, March 31, 2014	11,436,145	$.04 to $2.30	$0.49

Weighted Average Remaining Life,
Exercisable, March 31, 2014 (years)	1.7

Non-Employee Grants

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

 Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

In March 2013, the Company issued two consultants options to purchase 1,130,000 shares of the Company’s common stock at exercise prices of $0.75 and $1.48 per share.  130,000 of these options vested immediately and were valued at $54,228, fair value.  The vesting of the remaining 1 million options is predicated on meeting certain milestones, which were not met as of March 31, 2014. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.6% and 22.6%, risk free interest rate of .25% and .25%, and an expected option life of two to five years.  The options expire two to five years from the date of issuance.  The vested options granted, were expensed immediately.  The remaining unvested options will be expensed when it is probable that the milestones will be achieved.

In March 2013, the Company issued to a consultant options to purchase 100,000 shares of the Company’s common stock at exercise prices of $1.34 per share.  These options vest over a one year period and were valued at $32,155 fair value. The Company used the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 25.8%, risk free interest rate of .8%, and an expected option life of 5 years.  The options expire five years from the date of issuance.  The options will be expensed over a one year period.

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

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

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

In February 2014, the Company completed a private placement offering to holders of its outstanding warrants for the purchase of shares of common stock as described in Note 7.

Cumulatively and for the three months ended March 31, 2014 and March 31, 2013, the Company expensed $1,893,237, $49,447 and $73,163 relative to non-employee options/warrants granted.  As of March 31, 2014, there was $73,163 of unrecognized compensation expense related to such non-vested market-based share awards.

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

 The following table summarizes non-employee stock options/warrants of the Company from January 1, 2013 to March 31, 2014 as follows:

			Weighted Average
	Option/Warrant	Exercise	Exercise
	Shares	Price	Price
Outstanding, December 31, 2012	16,531,438	0.35 to 2.30	0.63

Granted	2,048,750	0.01 to 3.28	0.18
Issued under Private Placement	1,723,533	1.80 to 3.00	0.30
Reclassified from employee	235,000	0.50 to 1.01	0.01
Exercised	(3,005,185)	.35 to .50	-
Expired/Cancelled	(1,405,000)	0.50 to 1.00	-

Outstanding, December 31, 2013	16,128,536	0.01 to 3.28	0.98

Granted	50,000	1.13	-
Issued under Private Placement	10,087,287	1.00	0.49
Reclassified to employee	(200,000)	0.50	0.01
Exercised	(5,092,287)	.35 to .50	-
Expired/Cancelled	(410,000)	0.60 to 2.30	-

Outstanding, March 31, 2014	20,563,536	$0.01 to $3.28	$1.11

Exercisable, March 31, 2014	18,968,537	$0.01 to $3.28	$1.08

Weighted Average Remaining Life,
Exercisable, March 31, 2014 (years)	1.7

NOTE 11 - OPERATING LEASES

For the three months ended March 31, 2014 and 2013, total rent expense under leases amounted to $138,843 and $55,648, respectively.  At March 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$293,696
2015	300,194
2016	200,696
$794,586

Virtual Piggy, Inc.
(A Development Stage Enterprise)
Notes to Financial Statements

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, a consultant owning more than 5% of the Company was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.  Consulting fees paid for the three months ended March 31, 2013 were $25,000. Reimbursable business expenses of $2,946 and $23,566 were paid during the three months ended March 31, 2014 and 2013, respectively.

NOTE 13 – SUBSEQUENT EVENTS

In April 2014, the Company issued options to purchase 55,000 shares of common stock to various employees at an exercise price of $1.27 per share.

In April 2014, the Company, pursuant to the Purchase Agreement described in Note 7, issued in a private placement to certain accredited investors an additional 58,150 shares of the Series A Preferred Stock at an original issue price of $100 per share and warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series A Preferred Stock and Warrants. The Purchase Agreement provides that the holders of the Series A Preferred Shares shall be entitled to nominate two directors of the Company. Dividends accrue at a rate of 8% and are cumulative.

In April 2014, the Company entered into an agreement with a consulting firm to provide strategic consulting services.  In connection with that agreement, the Company issued 300,000 restricted shares of common stock and an option to purchase 500,000 shares of the Company’s common stock at $1.27 per share, which will vest subject to meeting certain milestones.

On April 10, 2014, the Company was named in a law suit in superior court for the State of California from a former employee alleging wrongful termination and is asking for damages and legal fees to be paid. The Company intends to vigorously dispute the claims made by the former employee, while pursuing reasonable efforts to achieve a resolution of this matter.  At this time it is not possible for us to provide any opinion as to any ultimate outcome or any definitive estimate of the amount of loss, if any, although we do not believe that any outcome will be significant to the Company’s financial condition.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in this and prior quarterly reports on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.

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

Results of Operations

Comparison of the Quarters Ended March 31, 2014 and 2013

The following discussion analyzes our results of operations for the quarters ended March 31, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We are a development stage company and have not generated significant revenue since our inception.  For the quarters ended March 31, 2014 and 2013, we generated revenues of $425 and $88, respectively.  We commenced our user acquisition campaign in March 2013 and currently have over 1 million system users.  We define a system user as a registered account that has accessed the Oink product within the past 12 months.  We have run and continue to run many consumer acquisition programs in conjunction with our retail and gaming partners. During this initial start-up period, not all users have made a purchase, and some have made more than one purchase.  As we add additional retailers and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in 2014 is also expected to increase our transaction volume.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product.  In 2013, we added online gaming sites which have generated repeat transactions from gaming users.

Our net loss increased $3.1 million to $5.7 million for the quarter ended March 31, 2014 compared to $2.7 million for the quarter ended March 31, 2013, as a result of increased expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.3 million, or 34% in the quarter ended March 31, 2014 to $1.2 million compared with $0.9 million in the prior year period. During 2014, we expanded the size of our sales and marketing team in the United States and Europe to help increase our merchant base and to continue our user acquisition campaign.  We commenced that campaign in March 2013 and incur costs for targeted advertising and promotions to achieve additional user sign-ups. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market.

Product Development

Product development expenses increased by $0.4 million, or 92% in the quarter ended March 31, 2014 to $0.9 million compared with $0.5 million in the prior year period. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile applications.

Integration and Customer Support

Integration and customer support expenses increased by $0.1 million, or 57% in the quarter ended March 31, 2014 to $0.2 million compared with $0.1 million in the prior year period. We added additional personnel to integrate our product with our merchants, and hired personnel to provide customer support.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 18% in the quarter ended March 31, 2014 to $1.3 million compared with $1.1 million in the prior year period. During 2014, added several support staff in line with the growth of the Company and increased the size of our offices with related increases in rent expense.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $0.2 million, or 100% in the quarter ended March 31, 2014 to $0 compared with $176,794 in the prior year period. During 2013, we engaged various consultants to advise the Company and compensated them in the form of cash and stock options.  During 2014, we did not have any strategic consulting contracts in the first quarter.

Change in Fair Value of Embedded Derivative Liability

As described in Note 7 to the financial statements, in January 2014, the Company, pursuant to a Securities Purchase Agreement issued in a private placement to certain accredited investors 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock at an original issue price of $100 per and warrants to purchase 5,045,000 shares of the Company’s common stock for an aggregate purchase price of $5,045,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014 and $3,834,200 at March 31, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.

For the quarter ended March 31, 2014, the Company recorded a non-cash charge of $2.2 million for the change in the value of these embedded derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities increased $1.3 million to $4.0 million for the three months ended March 31, 2014 as compared to $2.7 million for the three months ended March 31, 2013.  The increase resulted primarily from expanded operations including marketing the Oink product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities was $0.1 million for three months ended March 31, 2014, materially unchanged from the $0.1 million for the three months ended March 31, 2013.

Net cash provided by financing activities increased $5.6 million to $6.5 million for the three months ended March 31, 2014 from $0.8 million for the three months ended March 31, 2013.  Cash provided by financing activities during the three months ended March 31, 2014 consisted of the issuance of shares of common stock and warrants, netting $5.5 million, offset by the re-payment of our $1.0 million bridge loan.

Subsequent to March 31, 2014, additional cash was provided from financing activities as described below.

In April 2014, the Company, pursuant to the Purchase Agreement described in Note 7, issued in a private placement to certain accredited investors an additional 58,150 shares of the Series A Preferred Shares at an original issue price of $100 per share and warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000.

As of April 30, 2014, we had cash resources of approximately $8.4 million.  As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of Oink, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $8.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $12.3 million in 2014 as of April 30, 2014, net of repayment of the bridge loan.  The Oink product was introduced to the marketplace in the third quarter of 2011.   We do not project that significant revenue will be developed until late 2014. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop, complete, and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans for our Oink products.

Contractual Obligations

At March 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$293,696
2015	300,194
2016	200,696
$794,586

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we will generally recognize revenue from Oink at the time of the sale of the associated product.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of the Company’s 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On April 10, 2014, the Company was named in a law suit in superior court for the State of California from a former employee alleging wrongful termination and is asking for damages and legal fees to be paid. The Company intends to vigorously dispute the claims made by the former employee, while pursuing reasonable efforts to achieve a resolution of this matter.  At this time it is not possible for us to provide any opinion as to any ultimate outcome or any definitive estimate of the amount of loss, if any, although we do not believe that any outcome will be significant to the Company’s financial condition.

ITEM1A.	RISK FACTORS.

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2013 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2013 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

VIRTUAL PIGGY, INC.

Date:	May 12, 2014	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer (Duly authorized officer and principal financial officer)