Form 10-Q
period 2014-06-30
VIRTUAL PIGGY, INC.
filed 2014-08-07
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  117,117,626 shares of common stock outstanding at August 1, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,914,803	$1,752,461
Accounts receivable	1,264	1,000
Insurance receivable	-	4,325
Prepaid expenses	677,527	220,908

TOTAL CURRENT ASSETS	6,593,594	1,978,694

PROPERTY AND EQUIPMENT
Computer equipment	103,868	89,021
Furniture and fixtures	99,710	57,238
Leasehold Improvements	54,700	-
	258,278	146,259
Less: accumulated depreciation	(57,915)	(41,544)
	200,363	104,715

OTHER ASSETS
Deposit	313,010	118,118
Patents and trademarks, net of accumulated
amortization of $59,569 and $42,129	705,717	739,657
	1,018,727	857,775

TOTAL ASSETS	$7,812,684	$2,941,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,124,240	$2,149,681
Embedded derivative liability	5,138,450	-
Notes payable, net of discount of $0 and $86,087	-	913,913

TOTAL CURRENT LIABILITIES	6,262,690	3,063,594

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
108,600 shares issued and outstanding at June 30, 2014 and
none issued and outstanding at December 31, 2013	11	-

Common stock, $ .0001 par value; 180,000,000 shares authorized;
117,117,626 and 111,396,768 shares issued and outstanding at
June 30, 2014 and December 31, 2013	11,712	11,140

Additional paid in capital	50,529,642	35,318,751

Accumulated deficit	(48,944,464)	(35,450,446)

Cumulative translation adjustment	(46,907)	(1,855)

STOCKHOLDERS' EQUITY (DEFICIT)	1,549,994	(122,410)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,812,684	$2,941,184

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

SALES	$1,253	$58	1,678	$146

OPERATING EXPENSES
Sales and marketing	1,490,016	1,114,440	2,687,428	2,009,087
Product development	818,598	619,750	1,704,572	1,081,135
Integration and customer support	188,102	199,859	375,141	319,056
General and administrative	1,284,536	1,148,697	2,501,839	2,183,768
Strategic consulting	280,048	297,561	280,048	474,355
Total operating expenses	4,061,300	3,380,307	7,549,028	6,067,401

NET OPERATING LOSS	(4,060,047)	(3,380,249)	(7,547,350)	(6,067,255)

OTHER INCOME (EXPENSE)
Interest income	2,439	2,825	3,941	6,314
Interest expense	(285)	-	(94,565)	-
Change in fair value of embedded derivative liability	2,184,750	-	(625)	-
	2,186,904	2,825	(91,249)	6,314

NET LOSS	(1,873,143)	(3,377,424)	(7,638,599)	(6,060,941)

Less: Deemed dividend distributions	(3,489,000)	-	(5,855,419)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,362,143)	$(3,377,424)	$(13,494,018)	$(6,060,941)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.05)	$(0.03)	$(0.12)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,041,436	106,261,607	115,929,864	104,027,058

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

NET LOSS	$(1,873,143)	$(3,377,424)	$(7,638,599)	$(6,060,941)

OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustments, net of tax	(27,472)	-	(45,052)	-
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	(27,472)	-	(45,052)	-

COMPREHENSIVE LOSS	$(1,900,615)	$(3,377,424)	$(7,683,651)	$(6,060,941)

See notes to accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Periods from January 1, 2013 to June 30, 2014

	Preferred		Common			Common
	Stock		Stock		Common	Stock	Additional		Cumulative
	Number		Number		Stock	Subscription	Paid-In	Accumulated	Translation
	of Shares	Amount	of Shares	Amount	Subscribed	Receivable	Capital	Deficit	Adjustment	Total

Balance December 31, 2013	-	-	111,396,768	11,140	-	-	35,318,751	(35,450,446)	(1,855)	(122,410)

Issuance of shares of convertible preferred stock and 10,860,000 warrants through private placement at $1.00 per unit	108,600	11	-	-	-	-	5,722,164	-	-	5,722,175
Deemed dividend distribution in conjunction with Preferred Series A offering	-	-	-	-	-	-	5,137,825	(5,137,825)	-	-
Issuance of shares of common stock from exercise of warrants through warrant exchange offering at $.50 per share	-	-	5,042,287	504	-	-	2,520,639	-	-	2,521,143
Deemed dividend distribution in conjunction with warrant exchange offering	-	-	-	-	-	-	717,594	(717,594)	-	-
Exercise of stock options	-	-	100,000	10	-	-	74,990	-	-	75,000
Exercise of warrants	-	-	278,571	28	-	-	139,258	-	-	139,286
Revaluation of options and warrants	-	-	-	-	-	-	136,663	-	-	136,663
Issuance of equity for services	-	-	300,000	30	-	-	933,085	-	-	933,115
Stock issuance costs	-	-	-	-	-	-	(171,327)	-	-	(171,327)
Net loss	-	-	-	-	-	-		(7,638,599)	-	(7,638,599)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(45,052)	(45,052)

Balance Jume 30, 2014 (unaudited)	108,600	11	117,117,626	$11,712	$-	$-	$50,529,642	$(48,944,464)	$(46,907)	$1,549,994

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	For the Six Months
	Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,638,599)	$(6,060,941)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services and extension of warrants	688,778	468,566
Fair value of stock issued in exchange for services	190,500	49,071
Change in fair value of embedded derivative liability	625	-
Accretion of discount on notes payable	86,087	-
Depreciation and amortization	37,728	25,088
Loss on disposal of fixed assets and abandonment of patents	122,661	-
(Increase) decrease in assets
Accounts receivable	(264)	(146)
Insurance receivable	4,325	75,000
Prepaid expenses	(266,119)	(166,375)
Deposits	(194,892)	(16,542)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	(1,025,441)	(490,130)

Net cash used in operating activities	(7,994,611)	(6,116,409)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(124,045)	(30,594)
Patent and trademark costs	(98,052)	(202,586)

Net cash used in investing activities	(222,097)	(233,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable - stockholders	(1,000,000)	-
Proceeds from issuance of preferred stock and warrants	10,860,000	-
Proceeds from issuance of common stock	-	6,070,595
Proceeds from exercise of options	75,000	185,000
Proceeds from exercise of warrants	2,660,429	1,410,343
Stock issuance costs	(171,327)	(395,221)

Net cash provided by financing activities	12,424,102	7,270,717

EFFECT OF EXCHANGE RATE ON CASH	(45,052)	-

NET INCREASE IN CASH AND
CASH EQUIVALENTS	4,162,342	921,128

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,752,461	7,371,036

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,914,803	$8,292,164

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest paid	$8,478	$-

Fair value of beneficial conversion value as discount against Preferred Stock	$5,137,825	$-

Fair value of warrant liability as discount against Preferred Stock	$5,137,825	$-

Accretion of discount on preferred stock as deemed distribution	$5,137,825	$-

Deemed dividend distribution in conjunction with warrant exchange.	$717,594	$-

Fair value of stock issued for prepaid expenses	$190,500	$-

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (“the Company”) was incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits. Our principal office is located in Hermosa Beach, California and in 2013 we opened an office in London, England to support the sales and marketing efforts in Europe and the development of our mobile applications.

Virtual Piggy’s technology, branded as “Oink,”  enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013, and now has the capability to offer and deliver gift cards.

The Company secures agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allow us to offer our Oink service to our user base. Over 20 retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add merchants. To date, the Company has over 1 million system users of its system. The Company defines a system user as a registered account that has accessed the Oink service within the past 12 months.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses, and embedded derivative liability. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk Involving Cash
The Company may have deposits with a financial institution which at times exceed Federal Deposit Insurance Corporation (“FDIC”) coverage.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

Cash and Cash Equivalents
For purposes of reporting cash flows, the Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and certificates of deposit and commercial paper with original maturities of 90 days or less to be cash or cash equivalents.

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation  is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $11,899 and $6,302 for the three months ended June 30, 2014 and 2013 and was $20,288 and $13,189 for the six months ended June 30, 2014 and 2013, and is included in general and administrative expenses.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7
Leasehold Improvements	Term of lease

Patents and Trademarks
The Company has two issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “Systems and Method for Verifying the Age of an Internet User” and “System and Method for Virtual Piggy Bank Wish-List.”  One more application has been allowed, entitled “System and Method for Virtual Piggy Bank,” which is awaiting formal issuance.  The Company has filed for ten non-provisional U.S. patent applications, four of which are pending, three of which have been allowed, and three of which have been or will be abandoned.  Additionally, the Company has been granted two patents in Germany, entitled “Virtual Piggy Bank” and “Parent Match.”   The Company also has patents pending in Australia, Brazil, Canada (“Parent Match” has been allowed), Europe, and the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which were determined to be 20 years from the earliest U.S. filing date of each.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $123,646 and $4,983 for the three months ended June 30, 2014 and 2013 and were $ 175,658 and $88,271 for the six months ended June 30, 2014, and 2013 and were are included in sales and marketing expenses.

Research and Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $818,598 and $619,750 for the three months ended June 30, 2014 and 2013 and were $1,704,572 and $1,081,135 for the six months ended June 30, 2014 and 2013.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and six months ended June 30, 2014 and 2013, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. The amendment includes explicit guidance as to when an unrecognized tax benefit should be presented as a reduction to a deferred tax asset or presented as a liability. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Since the amendment impacts classification requirements only, the adoption on January 1, 2014 did not have a material impact on the Company’s financial position.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

For public business entities, the amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities in paragraph 810-10-15-16 should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company adopted the amendments retrospectively for the interim period ending June 30, 2014.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2014, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

Reclassifications
Certain amounts in the 2013 statements of operations have been reclassified in order for them to be in conformity with the 2014 presentation.

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  For the six months ended June 30, 2014, and for the year ended December 31, 2013, the Company raised $13.4 million and $7.3 million respectively, net of stock issuance costs, through private placements of its equity securities and from exercises of stock options and warrants.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At June 30, 2014 and December 31, 2013, capitalized patent and trademark costs were $705,717 and $739,657.  Amortization expense for patents and trademarks were $7,311 and $6,530 for the three months ended June 30, 2014 and 2013 and were $17,440 and $11,899 for the six months ended June 30, 2014, and 2013.

During the three months ended June 30, 2014, the Company abandoned its application for three of its patents and five of its trademarks. Accordingly, the Company recorded a charge to general and administrative expenses for $114,522 relating to costs previously capitalized with respect to these applications.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 4 – NOTES PAYABLE

On December 27, 2013, the Company entered into two identical agreements with two stockholders that each include a note payable in the amount of $500,000 and two-year warrants to purchase 37,500 shares of the Company’s common stock at $0.01 and two-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share. The notes bore interest at 10% per annum and were payable upon the earlier of:

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

The warrants were valued at $92,470, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 22.2%, risk free interest rate of .4% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  These notes were repaid in full in January 2014 and therefore the remaining unamortized discount was fully accreted.

During the six months ended June 30, 2014 and 2013, $86,087 and $0 of interest was accreted on the notes payable.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2014 and 2013.

As of December 31, 2013, the Company had net operating loss carry forwards approximating $39.7 million.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2014, and there was no accrual for uncertain tax positions as of June 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2014 and 2013, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 6 – LITIGATION

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

On April 10, 2014, the Company was named in a law suit in superior court for the State of California filed by a former employee alleging wrongful termination and seeking monetary damages and legal fees. The Company intends to vigorously dispute the claims made by the former employee, while pursuing reasonable efforts to achieve a resolution of this matter.  At this time it is not possible for us to provide any opinion as to any ultimate outcome or any definitive estimate of the amount of loss, if any, although we do not believe that any outcome will be material to the Company’s financial condition.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

In January 2014, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued in a private placement to certain accredited investors, 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Preferred Stock”) at an original issue price of $100 per share (the “Original Issue Price”) and warrants to purchase 5,045,000 shares of the Company’s common stock (the “Warrants”), for an aggregate purchase price of $5,045,000. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Preferred Stock and Warrants. The Purchase Agreement provides that the holders of the Preferred Stock shall be entitled to nominate two directors of the Company. Dividends accrue at a rate of 8% and are cumulative.  The Company had incurred and capitalized approximately $141,000 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Preferred Stock has been classified as permanent equity and was valued at $3,396,175, net of the beneficial conversion feature of $1,648,825, at January 27, 2014.

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $3,834,000 at March 31, 2014 and $1,765,750 at June 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.  Since the Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability at June 30, 2014.

The Warrants associated with the Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Warrants from the Preferred Stock.

The Preferred Stock has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock can be converted.  The Preferred Stock also contains customary approval rights with respect to certain matters.

The conversion price of the Preferred Stock is currently $1.00 per share. The Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 7 – CONVERTIBLE PREFERRED STOCK (CONTINUED)

On April 30, 2014, the Company sold, in a private placement to certain accredited investors, an additional 58,150 shares of Preferred Stock and Warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000. In accordance with FASB ASC 480 and 815, the additional Preferred Stock has been classified as permanent equity and was valued at $2,674,900, net of the beneficial conversion feature of $3,140,100, at April 30, 2014. The Company had incurred and capitalized approximately $6,000 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

The conversion feature of the additional Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $3,372,700 at June 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.  Since the Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

As of June 30, 2014, the value of the cumulative 8% dividends was $250,412. Such dividends will be paid when and if declared payable by the Company’s board of directors, or upon the occurrence of certain liquidation events, and accordingly have not been recorded in the Company’s financial statements.

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

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

June 30, 2014	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$5,138,450	$-	$5,138,450

Total	$-	$5,138,450	$-	$5,138,450

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at January 27, 2014	$1,648,825
Preferred Stock issued on April 30, 2014	3,489,000
Change in fair value of derivative liabilities	625

Balance at June 30, 2014	$5,138,450

As of June 30, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market; therefore the embedded derivative liability was valued using the following market based inputs:

Closing Trading Price of Common Stock	$1.04
Series A Preferred Stock Effective Conversion Price	(.57)
Intrinsic value of conversion option per share	$.47

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

Private Placements of Securities
During the first quarter of 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $.75 per share.  Through June 30, 2013, 1,133,334 shares were sold resulting in proceeds of $850,000.  Issuance costs related to this private placement were $60,783.

On April 15, 2013, the Company issued 26,521 restricted shares of the Company’s common stock to five members of the Board of Directors that were valued at $49,071.  In conjunction with this the five members of the Board also received in aggregate options to purchase 1,050,000 shares of the Company’s common stock. These options were valued at $519,080, fair value.  The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 29.0%, risk free interest rate of .69% and expected option life of five years.  The options expire five years from the date of issuance.  Options granted are being expensed over the three year vesting term.

On May 28, 2013, the Company entered into a Securities Purchase Agreement with accredited investors, pursuant to which we issued and sold in a private placement an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years. On May 29, 2013, we issued and sold an additional    300,000 units pursuant to the Offering. The Company retained a placement agent in connection with the Offering. The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance. In addition, the placement agent received three year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share. Net proceeds of the Offering to the Company, after the expense allowance and other expenses, were approximately $4,836,157.

In 2013, options and warrants to purchase 5,821,852 shares of the Company’s common stock were exercised at an average price of $0.28 per share for net proceeds to the Company of $1,617,593.

In 2014, options and warrants to purchase 378,571 shares of the Company’s common stock were exercised at an average price of $0.57 per share for net proceeds to the Company of $214,286.

Exchange of Warrants and Deemed Dividend
Effective February 7, 2014, when the market price of our common stock was $1.18 per share, we completed  an exchange offering  with certain investors in our 2011 to 2012 Private Placements to exercise their current warrants at $0.50 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant.  The new warrant has an exercise price of $1.00. The Company has recognized a deemed dividend of $717,594 in the Statement of Operations for the three and six months ended June 30, 2014, attributable to the incremental fair value resulting from the modification of these warrants.  The fair value of the new warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 143.2%, risk free interest rate of 0.30% and expected option life approximating two years.  The warrants expire two years from the date of issuance. Pursuant to the offering, the Company received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

Extension of Warrants
In June 2014, the Company extended by one year the term of 514,286 warrants with an exercise price of $0.75 which were to expire in June 2014.  The fair value of the extended warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 99.6%, risk free interest rate of 0.11% and expected option life approximating one year.  The Company recognized compensation expense of $108,000 which was charged to general and administrative expenses.

In February 2014, the Company extended warrants previously granted to two of its executive officers, which included 1,142,588 warrants exercisable at $0.04 per share and 100,000 warrants exercisable at $.75 per share for an additional two years.  The increase in fair value of this term extension was $28,663 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions: no dividend yield, expected volatility of 89.3% to 89.5%, risk free interest rate of 0.33%, and expected warrant life of 2 years.

Issuance of Restricted Shares
In April, 2014, the Company issued 300,000 shares of restricted stock in connection with a consulting agreement.  Such shares will vest monthly over a six month period.  The shares were valued at the closing stock price on the date of issuance which was $1.27, valuing the shares at $381,000 which will be expensed over a six month period.  For the three and six months ended June 30, 2014, the Company recorded expense of $190,500.  The remaining $190,500 was recorded in prepaid expense as of June 30, 2014.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS

 During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2014, options to purchase 14,691,664 shares of common stock have been issued and are unexercised, and 458,336 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2014, under the 2013 Plan options to purchase 3,279,166 shares of common stock have been issued and are unexercised, and 1,495,834 shares of common stock remain available for grants under the 2013 Plan.

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

Prior to January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the historical volatility of the Company’s stock history.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the six months ended June 30, 2014:

Risk-free interest rate	1.52%
Expected volatility	99%
Expected life (in years)	5.2
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$.79

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table summarizes the activities for our stock options for the six months ended June 30, 2014:
	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)
	(unaudited)
Balance as of December 31, 2013	18,817,499	$.90
Granted	1,565,000	$1.15
Exercised	(100,000)	$.75
Forfeited/canceled	(813,336)	$1.48
Expired	(1,085,000)	$1.48
Balance as of June 30, 2014	18,384,163	$.86	2.6	$6,067
Exercisable as of June 30, 2014	12,151,229	$.71	1.9	$5,404
Exercisable as of June 30, 2014 and expected to vest thereafter	17,884,163	$.85	2.6	$6,007

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.04 for our common stock on June 30, 2014.

During the six months ended June 30, 2014, the fair value of stock options granted during the period was $923,805.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three and six months ended June 30, 2014, the Company expensed $272,792 and $552,115, and for the three and six months ended June 30, 2013, the Company expensed $277,072 and $468,566 relative to the fair value of stock options granted, respectively.

As of June 30, 2014, there was $1,813,246 of unrecognized compensation cost related to outstanding employee and consultant stock options. This amount is expected to be recognized over a weighted-average period of 2.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at June 30, 2014 and the stock options exercisable and expected to vest relates to stock options with milestones tied to vesting.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table presents the weighted-average assumptions used to estimate the fair values of the warrants granted during the six months ended June 30, 2014:

Risk-free interest rate	0.37%
Expected volatility	96%
Expected life (in years)	2.0
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$.56

The following table summarizes the activities for our warrants for the six months ended June 30, 2014:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)
	(unaudited)
Balance as of December 31, 2013	13,887,181		$.81
Granted	15,902,287		$1.00
Exercised	(5,320,858)		$.50
Forfeited/canceled		$
Expired		$
Balance as of June 30, 2014	24,468,610		$1.00	1.6	$4,064
Exercisable as of June 30, 2014	24,468,610		$1.00	1.6	$4,064
Exercisable as of June 30, 2014 and expected to vest thereafter	24,468,610		$1.00	1.6	$4,064

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.04 for our common stock on June 30, 2014.

NOTE 11 - OPERATING LEASES

Rent expense was $172,028 and $71,233 for the three months ended June 30, 2014 and 2013 and was $310,872 and $126,871 for the six months ended June 30, 2014 and 2013.  At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$211,973
2015	305,197
2016	205,197
$722,367

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, a consultant owning more than 5% of the Company was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.  Consulting fees paid for the three and six months ended June 30, 2013 were $105,000 and 130,000, respectively. Reimbursable business expenses of $2,411 and $5,357 were paid for the three and six months ended June 30, 2014 and $0 and $23,566 for the three and six months ended June 30, 2013, respectively. No consulting fees were paid after June 30, 2013.

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

Overview

Virtual Piggy, Inc. (“the Company”) was incorporated in the state of Delaware on February 11, 2008.  Oink from Virtual Piggy is a family wallet and shopping application that provides a safe and secure payment solution for the family. Oink is designed to provide efficiency and security for online and mobile payments, and is expanding to handle in store payments. Oink is in operational use in the US, Canada, UK and soon to be other parts of Europe.  Oink functions as a digital wallet allowing payments to be made by all family members while providing the ability for parents to allocate and monitor funds and spending. Key benefits to the consumer of the Oink service include payment security, the payment consent and the transparency provided.

 The Oink product enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and was launched in the European market in 2013.

We secure agreements with a variety of businesses including merchants, gaming publishers, e-commerce platforms, payment aggregators, and payment processors to provide Oinks services. To date we have over a million users of our system and we expect to see major growth in both the user base and the engagement level in the second half of 2014, as we go live with some major digital goods providers and we release our new offers functionality that will drive affiliate marketing revenue for the Company.  We have affiliate agreements with over 200 merchants in the US market. In the first half of 2014, we embarked on a program to build our channel partners and to date have secured over 20 channel partner arrangements in the US and Europe.

We currently earn revenue by charging a percentage to the merchant or gaming publisher for each transaction processed. In addition, in the second quarter ended June 30, 2014, we received our first affiliate marketing revenues – a channel we expect to grow in future quarters.  Later in 2014, we also expect to see some revenue from partner referral agreements. To date we have not generated material revenues.

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

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by the addition of several new gaming publishers who are currently in the integration phase and by the introduction of our new prepaid card program backed by Discover. The Oink Discover card is linked to the teens Oink wallet and provides parents with the ability to provide a safe and controlled payment method for their teens on the go. The Oink app gives secure access to parents and teens on the family spending and allows parents to easily add funds, monitor spending, remove and select categories and shut down a card if necessary.  We are planning to market our new Discover card offering, our expanded online merchant and gaming network and affiliate marketing programs through a combination of social media programs and co-promotions with publishers merchants and other strategic partners. In addition, we believe our new streamlined teen app to be released in the third quarter of 2014 will drive additional exposure and usage for Oink. As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the quarters ended June 30, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception.  For the quarters ended June 30, 2014 and 2013, we generated revenues of $1,253 and $58, respectively.  The increase relates to the expansion of our user base and an increase in the number of transactions being processed through our system. We commenced our user acquisition campaign in March 2013 and currently have over 1 million system users.  We define a system user as a registered account that has accessed the Oink product within the past 12 months.  We have run and continue to run many consumer acquisition programs in conjunction with our retail and gaming partners. During this initial start-up period, not all users have made a purchase, and some have made more than one purchase.  As we add additional retailers and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in 2014 is also expected to increase our transaction volume.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product.  In 2013 and 2014, we have added online gaming sites which have generated repeat transactions from gaming users.

Our net loss decreased by 45%, or $1.5 million to $1.9 million for the quarter ended June 30, 2014 compared to $3.4 million for the quarter ended June 30, 2013, as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.4 million, or 34% in the quarter ended June 30, 2014 to $1.5 million compared with $1.1 million in the prior year period. During 2014, we expanded the size of our sales and marketing team in the United States and Europe to help increase our merchant base and to continue our user acquisition campaign.  We commenced that campaign in March 2013 and are incurring costs for targeted advertising and promotions to achieve additional user sign-ups. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market.

Product Development

Product development expenses increased by $0.2 million, or 32% in the quarter ended June 30, 2014 to $0.8 million compared with $0.6 million in the prior year period. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile applications.

Integration and Customer Support

Integration and customer support expenses were $0.2 million for the quarter ended June 30, 2014, relatively unchanged from the prior year period.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 12% in the quarter ended June 30, 2014 to $1.2 million compared with $1.1 million in the prior year period. The increase resulted from the write-off in the second quarter of various patent and trademark applications, the costs of which were previously capitalized.

Strategic Consulting Expenses

Strategic consulting expenses were unchanged at $0.3 million in the three months ended June 30, 2014 and 2013. We engaged various consultants to advise the Company and compensate them in the form of cash and stock or stock options.

Change in Fair Value of Embedded Derivative Liability

As described in Note 7 to the financial statements, in April 2014, the Company, pursuant to a Securities Purchase Agreement issued in a private placement to certain accredited investors 58,150 shares of the Company’s Series A Cumulative Convertible Preferred Stock at an original issue price of $100 per and warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and was revalued at $3,372,700, a decrease of $116,300, at June 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.

In addition, as described in Note 7 to the financial statements, in January 2014, the Company, pursuant to a Securities Purchase Agreement issued in a private placement to certain accredited investors 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock at an original issue price of $100 per and warrants to purchase 5,045,000 shares of the Company’s common stock for an aggregate purchase price of $5,045,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $3,834,200 at March 31, 2014, and was revalued to 1,765,750, a decrease of 2,068,450, at June 30, 2014.

For the quarter ended June 30, 2014, the Company recorded a non-cash reduction of expense of $2.2 million for the decrease in the value of these embedded derivative liabilities.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the six month periods ended June 30, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception.  For the six months ended June 30, 2014 and 2013, we generated revenues of $1,678 and $146, respectively.  The increase relates to the expansion of our user base and an increase in the number of transactions being processed through our system. We commenced our user acquisition campaign in March 2013 and currently have over 1 million system users.  We define a system user as a registered account that has accessed the Oink product within the past 12 months.  We have run and continue to run many consumer acquisition programs in conjunction with our retail and gaming partners. During this initial start-up period, not all users have made a purchase, and some have made more than one purchase.  As we add additional retailers and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in 2014 is also expected to increase our transaction volume.  We earn revenue by charging a percentage to the merchant for each transaction processed through such merchants using the Oink product.  In 2013 and 2014, we added online gaming sites which have generated repeat transactions from gaming users.

Our net loss increased $1.5 million to $7.6 million for the six months ended June 30, 2014 compared to $6.1 million for the six months ended June 30, 2013, as described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.7 million, or 34% in the six months ended June 30, 2014 to $2.7 million compared with $2.0 million in the prior year period. During 2014, we expanded the size of our sales and marketing team in the United States and Europe to help increase our merchant base and to continue our user acquisition campaign.  We commenced that campaign in March 2013 and incur costs for targeted advertising and promotions to achieve additional user sign-ups. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market.

Product Development

Product development expenses increased by $0.6 million, or 58% in the six months ended June 30, 2014 to $1.7 million compared with $1.1 million in the prior year period. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile applications.

Integration and Customer Support

Integration and customer support expenses were $0.4 million for the six months ended June 30, 2014, relatively unchanged from the prior year period.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 15% in the six months ended June 30, 2014 to $2.5 million compared with $2.2 million in the prior year period. During 2014, we increased the size of our offices with related increases in rent expense, in addition to taking a charge for the write-off of various patent and trademark applications, the costs of which were previously capitalized.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $0.2 million, or 41% in the six months ended June 30, 2014 to $0.3 million compared with $0.5 million in the prior year period. During 2013, we engaged various consultants to advise the Company and compensated them in the form of cash and stock options.  During 2014, we had fewer consultants engaged by us in that capacity.

Change in Fair Value of Embedded Derivative Liability

As described in Note 7 to the financial statements, in January and April 2014, the Company, pursuant to Securities Purchase Agreements issued in private placements to certain accredited investors 10,860 shares of the Company’s Series A Cumulative Convertible Preferred Stock at an original issue price of $100 per and warrants to purchase 10,860,000 shares of the Company’s common stock for an aggregate purchase price of $10,860,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $5,137,825 at date of issuance and $3,834,200 at March 31, 2014.  This liability was revalued to $5,138,450 at June 30, 2014, an increase of $625 from the date of issuance, and has been recorded as a non-cash charge for the change in the value of these embedded derivative liabilities.

Liquidity and Capital Resources

Net cash used in operating activities increased $1.9 million to $8.0 million for the six months ended June 30, 2014 as compared to $6.1 million for the six months ended June 30, 2013.  The increase resulted primarily from expanded operations including marketing the Oink product, hiring employees and increasing the size of the Company offices.

Net cash used in investing activities was $0.2 million for six months ended June 30, 2014, materially unchanged from the $0.2 million for the six months ended June 30, 2013. Investments relate to the purchase of computer equipment, leasehold improvements and investments in patents and trademarks.

Net cash provided by financing activities increased $5.2 million to $12.4 million for the six months ended June 30, 2014 from $7.2 million for the six months ended June 30, 2013.  Cash provided by financing activities during the six months ended June 30, 2014 consisted of our Series A Preferred stock offering, netting $10.9 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan.

As of July 31, 2014, we had cash resources of approximately $4.8 million.  As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of Oink, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $12.4 million in 2014, net of repayment of the bridge loan.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed until late 2014. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Contractual Obligations

At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$211,973
2015	305,197
2016	205,197
$722,367

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

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” set forth in the Company’s 2013 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

As of June 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On April 10, 2014, the Company was named in a law suit in superior court for the State of California filed by a former employee alleging wrongful termination and seeking monetary damages and legal fees. The Company intends to vigorously dispute the claims made by the former employee, while pursuing reasonable efforts to achieve a resolution of this matter.  At this time it is not possible for us to provide any opinion as to any ultimate outcome or any definitive estimate of the amount of loss, if any, although we do not believe that any outcome will be material to the Company’s financial condition.

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
During the second quarter ended June 30, 2014, the Company issued 142,857 shares of common stock in connection with the exercises of stock options and warrants aggregating net proceeds of $96,428.

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

VIRTUAL PIGGY, INC.

Date:	August 7, 2014	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer (Duly authorized officer and principal financial officer)