Form 10-Q
period 2014-09-30
VIRTUAL PIGGY, INC.
filed 2014-10-28
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  117,117,626 shares of common stock outstanding at October 28, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,431,915	$1,752,461
Accounts receivable	2,356	1,000
Insurance receivable	-	4,325
Prepaid expenses	446,806	220,908

TOTAL CURRENT ASSETS	2,881,077	1,978,694

PROPERTY AND EQUIPMENT
Computer equipment	106,250	89,021
Furniture and fixtures	99,710	57,238
Leasehold improvements	75,135	-
	281,095	146,259
Less: accumulated depreciation	(73,379)	(41,544)
	207,716	104,715

OTHER ASSETS
Deposit	248,649	118,118
Patents and trademarks, net of accumulated
amortization of $71,584 and $42,129	769,212	739,657
	1,017,861	857,775

TOTAL ASSETS	$4,106,654	$2,941,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,211,658	$2,149,681
Embedded derivative liability	3,943,850	-
Preferred stock dividend liability	439,397	-
Notes payable, net of discount of $0 and $86,087	-	913,913

TOTAL CURRENT LIABILITIES	5,594,905	3,063,594

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 shares authorized;
108,600 shares issued and outstanding at September 30, 2014 and
none issued and outstanding at December 31, 2013	11	-

Common stock, $ .0001 par value; 180,000,000 shares authorized;
117,117,626 and 111,396,768 shares issued and outstanding at
September 30, 2014 and December 31, 2013	11,712	11,140

Additional paid in capital	50,795,400	35,318,751

Accumulated deficit	(52,341,694)	(35,450,446)

Cumulative translation adjustment	46,320	(1,855)

STOCKHOLDERS' EQUITY (DEFICIT)	(1,488,251)	(122,410)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,106,654	$2,941,184

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

SALES	$736	$1,382	$2,414	$1,528

OPERATING EXPENSES
Sales and marketing	1,195,440	3,049,709	3,882,869	5,058,796
Product development	871,093	742,425	2,575,665	1,823,560
Integration and customer support	281,409	178,482	656,550	497,538
General and administrative	1,555,652	1,329,175	4,057,491	3,512,943
Strategic consulting	251,533	10,244	531,581	484,599
Total operating expenses	4,155,127	5,310,035	11,704,156	11,377,436

NET OPERATING LOSS	(4,154,391)	(5,308,653)	(11,701,742)	(11,375,908)

OTHER INCOME (EXPENSE)
Interest income	1,959	3,167	5,900	9,481
Interest expense	-	-	(94,565)	-
Change in fair value of embedded derivative liability	1,194,600	-	1,193,975	-
	1,196,559	3,167	1,105,310	9,481

NET LOSS	(2,957,832)	(5,305,486)	(10,596,432)	(11,366,427)

Less: Deemed dividend distributions	-	-	(5,855,419)	-

Less: Accrued preferred dividends	(439,397)	-	(439,397)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,397,229)	$(5,305,486)	$(16,891,248)	$(11,366,427)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.05)	$(0.15)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,117,626	111,372,435	116,325,785	106,477,739

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

NET LOSS	$(2,957,832)	$(5,305,486)	$(10,596,432)	$(11,366,427)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments, net of tax	93,227	-	48,175	-
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	93,227	-	48,175	-

COMPREHENSIVE LOSS	$(2,864,605)	$(5,305,486)	$(10,548,257)	$(11,366,427)

See notes to accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Periods from January 1, 2014 to September 30, 2014

	Preferred		Common
	Stock		Stock		Additional		Cumulative
	Number of		Number of		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance December 31, 2013	-	$-	111,396,768	$11,140	$35,318,751	$(35,450,446)	$(1,855)	$(122,410)

Issuance of shares of convertible preferred stock and 10,860,000 warrants through private placement at $1.00 per unit	108,600	11	-	-	5,722,164	-	-	5,722,175
Issuance of shares of common stock from exercise of warrants through warrant exchange offering at $.50 per share	-	-	5,042,287	504	2,520,639	-	-	2,521,143
Exercise of stock options	-	-	100,000	10	74,990	-	-	75,000
Exercise of warrants	-	-	278,571	28	139,258	-	-	139,286
Revaluation of options and warrants	-	-	-	-	136,663	-	-	136,663
Issuance of equity for services	-	-	300,000	30	1,201,200	-	-	1,201,230
Deemed dividend distribution in conjunction with Series A Preferred offering	-	-	-	-	5,137,825	(5,137,825)	-	-
Deemed dividend distribution in conjunction with warrant exchange offering	-	-	-	-	717,594	(717,594)	-	-
Stock issuance costs	-	-	-	-	(173,684)	-	-	(173,684)
Accrued preferred dividend	-	-	-	-	-	(439,397)	-	(439,397)
Net loss	-	-	-	-		(10,596,432)	-	(10,596,432)
Cumulative translation adjustment	-	-	-	-	-	-	48,175	48,175

Balance September 30, 2014 (unaudited)	108,600	$11	117,117,626	$11,712	$50,795,400	$(52,341,694)	$46,320	$(1,488,251)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,596,432)	$(11,366,427)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	549,915
Fair value of options issued in exchange for services and
extension of warrants	956,893	816,261
Fair value of stock issued in exchange for services	381,000	49,071
Change in fair value of embedded derivative liability	(1,193,975)	-
Accretion of discount on notes payable	86,087	-
Depreciation and amortization	68,468	40,091
Loss on disposal of fixed assets and abandonment of patents	126,626	-
(Increase) decrease in assets
Accounts receivable	(1,356)	(902)
Insurance receivable	4,325	75,000
Prepaid expenses	(225,898)	(180,271)
Deposits	(130,531)	1,490
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	(1,377,420)	238,602
Increase in preferred stock dividend liability	439,397	-

Net cash used in operating activities	(11,462,816)	(9,777,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(154,088)	(36,591)
Patent and trademark costs	(173,562)	(261,693)

Net cash used in investing activities	(327,650)	(298,284)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable - stockholders	(1,000,000)	-
Proceeds from issuance of preferred stock and warrants	10,860,000	-
Proceeds from issuance of common stock	-	6,070,595
Proceeds from exercise of options	75,000	185,000
Proceeds from exercise of warrants	2,660,429	1,427,595
Stock issuance costs	(173,684)	(395,221)

Net cash provided by financing activities	12,421,745	7,287,969

EFFECT OF EXCHANGE RATE ON CASH	48,175	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	679,454	(2,787,485)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,752,461	7,371,036

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,431,915	$4,583,551

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest paid	$8,478	$-

Fair value of beneficial conversion value as discount against Preferred Stock	$5,137,825	$-

Fair value of warrant liability as discount against Preferred Stock	$5,137,825	$-

Accretion of discount on preferred stock as deemed distribution	$5,137,825	$-

Deemed dividend distribution in conjunction with warrant exchange.	$717,594	$-

Accrued preferred dividend	$439,397	$-

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits. Our principal office is located in Hermosa Beach, California and in 2013 we opened an office in London, England to support the sales and marketing efforts in Europe and the development of our mobile applications.

Virtual Piggy’s technology, branded as “Oink,” enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013, and now has the capability to offer and deliver gift cards.

The Company secures agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allow us to offer our Oink service to our user base. Over 20 retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add merchants which provides more opportunities for its registered systems users to purchase products online.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as amended, as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

Comprehensive Income
The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company has one item of other comprehensive income, consisting of a foreign translation adjustment.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation  is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $18,726 and $7,285 for the three months ended September 30, 2014 and 2013 and was $39,013 and $20,474 for the nine months ended September 30, 2014 and 2013, and is included in general and administrative expenses.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7
Leasehold Improvements	Term of lease

Patents and Trademarks

The Company has three issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “Systems and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” and “System and Method for Virtual Piggy Bank." The Company has filed for one provisional U.S. patent application, as well as ten non-provisional U.S. patent applications, four of which are pending, three of which have been allowed, and three of which have been or will be abandoned.  Additionally, the Company has been granted two patents in Germany, entitled “Virtual Piggy Bank” and “Parent Match.”   The Company also has patents pending in Australia, Brazil, Canada (“Parent Match” has been allowed), Europe, and the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

Virtual Piggy, Inc.
Notes to the Financial Statements

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $41,629 and $217,287 for the three and nine months ended September 30, 2014 and were $189,796 and $278,067 for the three and nine months ended September 30, 2013. These costs are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $871,093 and $742,425 for the three months ended September 30, 2014 and 2013 and were $2,575,665 and $1,823,560 for the nine months ended September 30, 2014 and 2013.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the three and nine months ended September 30, 2014 and 2013, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

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

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Reclassifications
Certain amounts in the 2013 statements of operations have been reclassified in order for them to be in conformity with the 2014 presentation.

Virtual Piggy, Inc.
Notes to the Financial Statements

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

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  For the nine months ended September 30, 2014, and for the year ended December 31, 2013, the Company raised $13.4 million and $7.3 million respectively, net of stock issuance costs, through private placements of its equity securities and from exercises of stock options and warrants.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At September 30, 2014 and December 31, 2013, capitalized patent and trademark costs were $769,212 and $604,572.  Amortization expense for patents and trademarks were $12,016 and $7,718 for the three months ended September 30, 2014 and 2013 and were $29,455 and $19,617 for the nine months ended September 30, 2014, and 2013.

During the second quarter of 2014, the Company abandoned its application for three of its patents and five of its trademarks. Accordingly, the Company recorded a charge to general and administrative expenses for $114,522 relating to costs previously capitalized with respect to these applications.

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
Notes to the Financial Statements

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

During the nine months ended September 30, 2014 and 2013, $86,087 and $0 of interest was accreted on the notes payable.

NOTE 5 - INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2014 and 2013.

As of December 31, 2013, the Company had net operating loss carry forwards approximating $39.7 million.

As of January 1, 2014, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2014, and there was no accrual for uncertain tax positions as of September 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2014 and 2013, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

On April 10, 2014, the Company was named in a law suit in superior court for the State of California filed by a former employee alleging wrongful termination and seeking monetary damages and legal fees. During the three months ended September 30, 2014, the matter was settled in mediation.

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

The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $1,210,800 at September 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.  Since the Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability at September 30, 2014.

The Warrants associated with the Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Warrants from the Preferred Stock.

Virtual Piggy, Inc.
Notes to the Financial Statements

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

The conversion feature of the additional Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $2,733,050 at September 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock.  Since the Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

As of September 30, 2014, the value of the cumulative 8% dividends was $439,397. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a non-current liability.

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

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

September 30, 2014	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$3,943,850	$-	$3,943,850

Total	$-	$3,943,850	$-	$3,943,850

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at January 27, 2014	$1,648,825
Preferred Stock issued on April 30, 2014	3,489,000
Change in fair value of derivative liabilities	(1,193,975)

Balance at September 30, 2014	$3,943,850

Virtual Piggy, Inc.
Notes to the Financial Statements

As of September 30, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market; therefore the embedded derivative liability was valued using the following market based inputs:

Closing Trading Price of Common Stock	$0.93
Series A Preferred Stock Effective Conversion Price	(0.57)
Intrinsic value of conversion option per share	$0.36

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

Private Placements of Securities
During the first quarter of 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $0.75 per share.  Through June 30, 2013, 1,133,334 shares were sold resulting in proceeds of $850,000.  Issuance costs related to this private placement were $60,783.

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

Exchange of Warrants and Deemed Dividend
Effective February 7, 2014, when the market price of our common stock was $1.18 per share, the Company completed  an exchange offering  with certain investors in our 2011 to 2012 Private Placements to exercise their current warrants at $0.50 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant.  The new warrant has an exercise price of $1.00. The Company has recognized a deemed dividend of $717,594 in the Statement of Operations for the three and nine months ended September 30, 2014, attributable to the incremental fair value resulting from the modification of these warrants.  The fair value of the new warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 143.2%, risk free interest rate of 0.30% and expected option life approximating two years.  The warrants expire two years from the date of issuance. Pursuant to the offering, the Company received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

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

Issuance of Restricted Shares

In April, 2014, the Company issued 300,000 shares of restricted stock in connection with a consulting agreement.  Such shares will vest monthly over a six month period.  The shares were valued at the closing stock price on the date of issuance which was $1.27, valuing the shares at $381,000 which will be expensed over a six month period.  For the three and nine months ended September 30, 2014, the Company recorded expense of $190,500 and $381,000, respectively.

NOTE 10 - STOCK OPTIONS AND WARRANTS

 During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2014, options to purchase 14,054,996 shares of common stock have been issued and are unexercised, and 1,095,004 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2014, under the 2013 Plan options to purchase 3,489,166 shares of common stock have been issued and are unexercised, and 1,510,384 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the nine months ended September 30, 2014:

Risk-free interest rate	1.54%
Expected volatility	97%
Expected life (in years)	5.2
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$0.76

Virtual Piggy, Inc.
Notes to the Financial Statements

The following table summarizes the activities for our stock options for the nine months ended September 30, 2014:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)
	(unaudited)
Balance as of December 31, 2013	18,817,499	$0.90
Granted	1,975,000	$1.11
Exercised	(100,000)	$0.75
Forfeited/canceled	(1,425,004)	$1.22
Expired	(1,310,000)	$1.47
Balance as of September 30, 2014	17,957,495	$0.86	2.4	$4,661
Exercisable as of September 30, 2014	12,258,310	$0.71	1.8	$4,351
Exercisable as of September 30, 2014 and expected to vest thereafter	17,457,495	$0.84	2.4	$4,661

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.93 for our common stock on September 30, 2014.

During the nine months ended September 30, 2014, the fair value of stock options granted during the period was $1,501,000.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three and nine months ended September 30, 2014, the Company expensed $268,115 and $820,230 and for the three and nine months ended September 30, 2013, the Company expensed $210,380 and $678,945 relative to the fair value of stock options granted, respectively.

As of September 30, 2014, there was $1,624,616 of unrecognized compensation cost related to outstanding employee and consultant stock options. This amount is expected to be recognized over a weighted-average period of 1.96 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at September 30, 2014 and the stock options exercisable and expected to vest relates to stock options with milestones tied to vesting.

Virtual Piggy, Inc.
Notes to the Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair values of the warrants granted during the nine months ended September 30, 2014:

Risk-free interest rate	.37%
Expected volatility	96%
Expected life (in years)	2.0
Dividend yield	0%
Weighted-average estimated fair value of warrants granted during the period	$0.56

The following table summarizes the activities for our warrants for the nine months ended September 30, 2014:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)
	(unaudited)
Balance as of December 31, 2013	13,887,181		$0.81
Granted	15,902,287		$1.00
Exercised	(5,320,858)		$0.50
Forfeited/canceled		$
Expired	(50,000)		$0.75
Balance as of September 30, 2014	24,418,610		$1.00	1.3	$2,776
Exercisable as of September 30, 2014	24,418,610		$1.00	1.3	$2,776
Exercisable as of September 30, 2014 and expected to vest thereafter	24,418, 610		$1.00	1.3	$2,276

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.93 for our common stock on September 30, 2014.

NOTE 11 - OPERATING LEASES

Rent expense was $161,326 and $117,477 for the three months ended September 30, 2014 and 2013 and was $472, 199 and $244,318 for the nine months ended September 30, 2014 and 2013.  At September 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$110,115
2015	296,722
2016	198,131
$604,968

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, a consultant owning more than 5% of the Company was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.  Consulting fees paid for the three and nine months ended September 30, 2013 were $105,000 and 130,000, respectively. Reimbursable business expenses of $0 and $5,357 were paid for the three and nine months ended September 30, 2014 and $6,505 and $30,072 for the three and nine months ended September 30, 2013, respectively. No consulting fees were paid after June 30, 2013.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in this and prior quarterly reports on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, as amended, filed with the Securities and Exchange Commission.

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

We secure agreements with a variety of businesses including merchants, gaming publishers, e-commerce platforms, payment aggregators, and payment processors to provide Oink’s services. We expect to see growth in both the user base and the engagement level in the fourth quarter  of 2014 and throughout 2015, as we go live with several major digital goods providers and as we release our new offers functionality that will drive affiliate marketing revenue for the Company.  We have affiliate agreements with over 200 merchants in the US market. In 2014, we embarked on a program to build our channel partners and to date have secured over 20 channel partner arrangements in the US and Europe.

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

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by the addition of several new gaming publishers who are currently in the integration phase and by the introduction of our new prepaid card program backed by Discover. The Oink Discover card is linked to the teens Oink wallet and provides parents with the ability to provide a safe and controlled payment method for their teens on the go. The Oink app gives secure access to parents and teens on family spending and allows parents to easily add funds, monitor spending, remove and select categories and shut down a card if necessary.  We are planning to market our new Discover card offering, our expanded online merchant and gaming network and affiliate marketing programs through a combination of social media programs and co-promotions with publishers merchants and other strategic partners. In addition, our new streamlined teen app was released in the third quarter of 2014 which we believe will drive additional exposure and usage for Oink. As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the quarters ended September 30, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception.  For the quarters ended September 30, 2014 and 2013, we generated revenues of $736 and $1,382, respectively.  As we add additional merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website. A user may access and use the service through any of these points of entry. Revenue is generated through a number of mechanisms as follows:

Transactional Revenue

A merchant or game publisher pays fees on any transactions that are driven through the Oink payment service. Oink has several live integrated online retail merchants, gaming companies and over 1,000 Facebook games in this category. The typical fees for this service are 1.5% to 3.0%.

We are driving transactional revenue in the US, Canada and the UK. In the fourth quarter of 2014, we expect to also see transactional revenue to be driven through France and Germany.

Affiliate Revenue

This is a new category of revenue for Virtual Piggy and is currently in the US only. Oink serves up curated offers to consumers and receives a percentage fee on any transactions that occur by the consumer regardless of whether the consumer uses Oink as the payment method. The typical fees from this service are 2% to 8%. The second and third quarters of 2014 showed some limited affiliate marketing revenue as the program has been rolled out. In September 2014, the Oink app v2.0 was launched which includes affiliate deals and offers. The app is free to use and a user does not have to be a member of the Oink community to access Oink deals. We encourage users to sign up for Oink so they can save offers for later use and management. To date, we have affiliate programs with over 200 retailers in the US.

Partner Referrals

In 2014, Oink has signed a number of partnerships with e-commerce platform partners and receives referral fees for any time a merchant or gaming publisher signs up with the partner. Our first revenue from this program was seen towards the end of the third quarter ended September 2014. We expect this revenue line to increase in the fourth quarter and beyond.

Card Fees

In the fourth quarter of 2014, Oink is launching a prepaid card tied to a user’s Oink account. There is an annual fee and usages fees which will be paid by the card user.  In addition, we receive fees from Discover for each transaction made using the Oink card.

Net loss

Our net loss decreased by 44%, or $2.3 million to $3.0 million for the quarter ended September 30, 2014 compared to $5.3 million for the quarter ended September 30, 2013, as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.8 million, or 61% in the quarter ended September 30, 2014 to $1.2 million compared with $3.0 million in the prior year period. During 2014, we expanded the size of our sales and marketing team in the United States and Europe to help increase our merchant base and to continue our user acquisition campaign.  We commenced that campaign in March 2013 and are incurring costs for targeted advertising and promotions to achieve additional user sign-ups. During the third quarter of 2013, we ran a number user acquisition campaigns which resulted in costs being higher in that quarter compared with the third quarter of 2014 when fewer campaigns were run.

Product Development

Product development expenses increased by $0.1 million, or 17% in the quarter ended September 30, 2014 to $0.9 million compared with $0.7 million in the prior year period. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile applications.

Integration and Customer Support

Integration and customer support expenses increased $0.1 million or 58% in the quarter ended September 30, 2014 to $0.3 million compared with $0.2 million in the prior year period. We have increased the size of our integration team as new merchants have been contracted to use the Oink service.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 17% in the quarter ended September 30, 2014 to $1.6 million compared with $1.3 million in the prior year period. The increase resulted in part from severance payments made in connection with certain staff terminations, a litigation settlement relating to an employment matter and a charge for the foreign currency translation impact relating to the Company’s European operations for the current quarter.

Strategic Consulting Expenses

Strategic consulting expenses were $0.3 million in the three months ended September 30, 2014 compared with $10,244 for the three months ended September 30, 2013. During the current quarter, we had engaged consultants to advise the Company and compensate them in the form of cash, restricted stock and stock or stock options.

Change in Fair Value of Embedded Derivative Liability and Preferred Stock Dividends

As described in Note 7 to the financial statements, in April 2014, the Company, pursuant to a Securities Purchase Agreement issued in a private placement to certain accredited investors 58,150 shares of the Company’s Series A Cumulative Convertible Preferred Stock and warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and was revalued at $3,372,700 at September 30, 2014. This was classified as an embedded derivative liability and a discount to Preferred Stock. The change in value for the three months ended September 30, 2014 was a reduction on the liability of $639,650.

In addition, as described in Note 7 to the financial statements, in January 2014, the Company, pursuant to a Securities Purchase Agreement issued in a private placement to certain accredited investors 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock and warrants to purchase 5,045,000 shares of the Company’s common stock for an aggregate purchase price of $5,045,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $3,834,200 at March 31, 2014, and was revalued to $1,765,750 at September 30, 2014. The change in value for the three months ended September 30, 2014 was a reduction on the liability of $554,950.

During the third quarter ended September 30, 2014, the Company accrued $469,397 relating to dividends accruing on its Series A Cumulative Convertible Preferred Stock.

For the quarter ended September 30, 2014, the Company recorded a non-cash reduction of expense of $1.1 million for the decrease in the value of these embedded derivative liabilities.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the nine month periods ended September 30, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

We have not generated significant revenue since our inception.  For the nine months ended September 30, 2014 and 2013, we generated revenues of $2,414 and $1,528, respectively.  As we add additional merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website. A user may access and use the service through any of these points of entry. Revenue is generated through a number of mechanisms as follows:

Transactional Revenue

A merchant or game publisher pays fees on any transactions that are driven through the Oink payment service. Oink has several live integrated online retail merchants, gaming companies and over 1,000 Facebook games in this category. The typical fees for this service are 1.5% to 3.0%.

We are driving transactional revenue in the US, Canada and the UK. In the fourth quarter of 2014, we expect to also see transactional revenue to be driven through France and Germany.

Affiliate Revenue

This is a new category of revenue for Virtual Piggy and is currently in the US only. Oink serves up curated offers to consumers and receives a percentage fee on any transactions that occur by the consumer regardless of whether the consumer uses Oink as the payment method. The typical fees from this service are 2% to 8%. The second and third quarters of 2014 showed some limited affiliate marketing revenue as the program has been rolled out. In September 2014, the Oink app v2.0 was launched which includes affiliate deals and offers. The app is free to use and a user does not have to be a member of the Oink community to access Oink deals. We encourage users to sign up for Oink so they can save offers for later use and management. To date, we have affiliate programs with over 200 retailers in the US.

Partner Referrals

In 2014, Oink has signed a number of partnerships with e-commerce platform partners and receives referral fees for any time a merchant or gaming publisher signs up with the partner. Our first revenue from this program was seen towards the end of the third quarter ended September 2014. We expect this revenue line to increase in the fourth quarter and beyond.

Card Fees

In the fourth quarter of 2014, Oink is launching a prepaid card tied to a user’s Oink account. There is an annual fee and usages fees which will be paid by the card user.  In addition, we receive fees from Discover for each transaction made using the Oink card.

Net loss

Our net loss decreased $0.8 million to $10.6 million for the nine months ended September 30, 2014 compared to $11.4 million for the nine months ended September 30, 2013, as described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.2 million, or 23% in the nine months ended September 30, 2014 to $3.9 million compared with $5.1 million in the prior year period. During 2014, we expanded the size of our sales and marketing team in the United States and Europe to help increase our merchant base and to continue our user acquisition campaign.  We commenced that campaign in March 2013 and incur costs for targeted advertising and promotions to achieve additional user sign-ups. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market. However, during 2014, we spent less on our user acquisition and advertising campaigns which resulted in the decrease in costs during the current year.

Product Development

Product development expenses increased by $0.8 million, or 41% in the nine months ended September 30, 2014 to $2.6 million compared with $1.8 million in the prior year period. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile applications.

Integration and Customer Support

Integration and customer support expenses increased $0.2 million, or 32% in the nine months ended September 30, 2014 to $0.7 million compared with $0.5 million in the prior year period. We have increased the size of our integration team as new merchants have been contracted to use the Oink service.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 16% in the nine months ended September 30, 2014 to $4.1 million compared with $3.5 million in the prior year period. During 2014, we increased the size of our offices with related increases in rent expense, in addition to taking a charge of $114,522 for the write-off of various patent and trademark applications, the costs of which were previously capitalized. The increase also resulted in part from severance payments made in connection with certain staff terminations, a litigation settlement relating to an employment matter and a charge for the foreign currency translation impact relating to the Company’s European operations.

Strategic Consulting Expenses

Strategic consulting expenses were $0.5 million the nine months ended September 30, 2014 compared with $0.5 million in the prior year period.

Change in Fair Value of Embedded Derivative Liability and Preferred Stock Dividends

As described in Note 7 to the financial statements, in January and April 2014, the Company, pursuant to Securities Purchase Agreements issued in private placements to certain accredited investors 10,860 shares of the Company’s Series A Cumulative Convertible Preferred Stock and warrants to purchase 10,860,000 shares of the Company’s common stock for an aggregate purchase price of $10,860,000. The conversion feature of the Preferred Stock is an embedded derivative, which is classified as a liability and was valued as a beneficial conversion feature at a fair market value of $5,137,825 at date of issuance. This liability was revalued to $3,943,850 at September 30, 2014, a decrease of $1,193,975 from the date of issuance, and has been recorded as a non-cash charge for the change in the value of these embedded derivative liabilities.

During the third quarter ended September 30, 2014, the Company accrued $469,397 relating to dividends accruing on its Series A Cumulative Convertible Preferred Stock during 2014.

Liquidity and Capital Resources

Net cash used in operating activities increased $1.7 million to $11.5 million for the nine months ended September 30, 2014 as compared to $9.8 million for the nine months ended September 30, 2013.  The increase resulted primarily from expanded operations including marketing the Oink product, hiring employees and increasing the size of the Company offices.

Net cash used in investing activities was $0.3 million for nine months ended September 30, 2014, materially unchanged from the $0.3 million for the nine months ended September 30, 2013. Investments relate to the purchase of computer equipment, leasehold improvements and investments in patents and trademarks.

Net cash provided by financing activities increased $5.2 million to $12.4 million for the nine months ended September 30, 2014 from $7.3 million for the nine months ended September 30, 2013.  Cash provided by financing activities during the nine months ended September 30, 2014 consisted of our Series A Preferred Stock offering, netting $10.9 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan.

As of October 24, 2014, we had cash resources of approximately $1.7 million. As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $12.4 million in 2014, net of repayment of the bridge loan.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed until 2015. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Contractual Obligations

At September 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$110,115
2015	296,722
2016	198,131
$604,968

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

As of September 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On April 10, 2014, the Company was named in a law suit in superior court for the State of California filed by a former employee alleging wrongful termination and seeking monetary damages and legal fees. During the third quarter ended September 30, 2014, this matter was settled in mediation.

In September 2014, the Company received a subpoena from the Securities and Exchange Commission with respect to the preservation and production of documents relating to an investigation into trading in the Company’s stock.  The subpoena states that it should not be construed as an indication by the Securities and Exchange Commission that any violation of law has occurred, nor as a reflection upon any person, entity or security.  The Company is cooperating fully with the terms of the subpoena.

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
None

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

VIRTUAL PIGGY, INC.

Date:	October 28, 2014	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer (Duly authorized officer and principal financial officer)