Form 10-K
period 2014-12-31
VIRTUAL PIGGY, INC.
filed 2015-03-16
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $70,143,339 as of June 30, 2014 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 119,117,626 shares of common stock outstanding as of the close of business on March 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.  Except as expressly incorporated by reference, the Registrant's Proxy Statement shall not be deemed to be part of this Form 10-K.

VIRTUAL PIGGY, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2014

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

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Virtual Piggy technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Virtual Piggy solution and decided to concentrate our efforts on the delivery of a full-featured Virtual Piggy solution that was not restricted to online gaming. The expanded Virtual Piggy solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Virtual Piggy product under the name “Oink®”.

Overview

We are a technology company that delivers an online ecommerce solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Our system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use.

Oink is a digital wallet technology designed for Generation Z. Generation Z represents 25% of the US population and is generally referred to as people born between 1995-2012 and coming of age between 2013-2020.  Generation Z is uniquely characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. They use the mobile internet more than any other generation on a daily basis. Members of Generation Z have an average of $17/week in allowance money and they control approximately $44 billion in annual spending power in the US. Oink provides a secure system to allow Generation Z and young millennials manage their finances and transact online and offline in a secure and legally compliant manner.

The Oink wallet can be loaded by parents and supports a recurring allowance. Prior to December 2014, Oink was available for use at online retailers only. In December 2014, in partnership with Discover, Oink launched a stored value wallet solution backed by a Discover reloadable prepaid card. The card can be funded by the parent and provides the ability for the account holder to make purchases both online and at the approximately 7 million locations in the US where Discover is accepted.

Our Oink product is a solution for the family that engages the parent first, and in turn offers a solution for a teen or tween to transact online and in-store, while doing it in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws. It therefore enables businesses to interact and transact with these teens and tweens. Oink was launched in the US in 2012 and was launched in the European markets in 2013.

The introduction of the reloadable prepaid Oink card, backed by Discover, has opened up the number of retailers where Oink can be used to over seven million in the US. Currently the Oink prepaid card is available in the US only, however Oink is investigating other territories for 2015 activation.

 Industry Background

There are over 800 million teens in the world and over 20 million in the US alone, most without credit cards. This is Generation Z, those born after the millennials (from 1995 to present) most of whom are currently under the age of 18. Marketers have been focused on the millennials for more than a decade. Generation Z is a generation that influences all family purchases and has disposable income. On average Gen Z receive $17/week in allowance which gives them $44 billion spending power in the US per year.

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

With this as a backdrop, Virtual Piggy has identified an emerging need to provide a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact online.

Looking at the Youth Market

We view the potential of the Youth Market as three markets.

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

Current Market – Reports on how much money is spent directly by kids, with ranges from about $25 to $50 billion annually in the USA, vary between different ages. What is changing is the easy opportunity to spend as well as save some of that allowance. Many organizations have recognized the opportunity to help families manage the balance between kid’s spending and saving.

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

Some Demographics

The roughly 40 million teens and tweens in the US certainly cannot be conveniently grouped together into a single segment. As a first pass, we look at them by age and interests.

Age
 “Tweens” and Teens are viewed broadly to be the 9 to 17-year-olds and are the sweet spot for protection by COPPA Laws and Oink benefits by attempting to target the parents of that target group. This group fuels the appetite for a wide variety of online activities — from general retail, social networks, toys, sports, food ordering, and online games. It is difficult to get an estimate for this particular segment within the larger youth market, but we view the opportunity to get in touch with parents of these teens and tweens to be significant given the advantages of the Oink product, the desire of the parents and the attractiveness to this age group for “independence” from their parents.

Oink and Its Relationship to the Children’s Online Privacy Protection Act (“COPPA”)

Though Oink does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, Oink must still be compliant with COPPA. Oink meets the requirements imposed by COPPA, including the recent amendments.

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

The Opportunity

In most western countries, Under 18s do not have access to credit cards or PayPal accounts. They are very reliant on cash, and yet they have disposable income. In 2013, a Piper Jaffray market research report on teens showed that the 35.6 million U.S. teens represent over $200 billion of annual spending power.  A 2014 survey by Honey and Sparks showed that Generation Z receives over $44 billion per year in allowance money alone. These teens spend their time online on mobile devices, sharing interests with friends, and have their own unique spending and saving habits. 74% of teens are mobile internet users, compared to 55% of adults, and almost 80% of teens are browsing for goods online. The global market serving this demographic segment presents a significant business opportunity for online retailers.  Many on-line purchases made by this group were incurred without adult supervision.  In fact, unauthorized transactions by children contribute to “friendly fraud” which accounts for more than one third of the total fraud for online accepting merchants and is a growing risk for online retailers.  Merchants need a mechanism that will allow parents to oversee and approve of their children’s online purchases.

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

Our Solution

Our platform has been designed and will be directed to:

•
providing an environment where parents can safely deliver a digitized allowance to their children and put in place the necessary controls. For the teen or tween, this for the first time, gives them the ability to make informed purchasing decisions themselves;

•	solving the “friendly fraud” problem for website operators, providers, and online retailers; and
•
permitting website operators and online retailers to transact online business with parents in compliance with COPPA and other state and federal laws, including but not limited to Section 5 of the FTC Act (Unfair or Deceptive Acts or Practices).

 Our platform enables parents/guardians to set up an account for their children in order for them to have the ability to pay merchants quickly and easily without providing their name, address or any other personal information.  To make purchases using Oink, children need to disclose only a user name and password.

Our initial product offerings consist of the Oink product, and the Parent Match technology and have since expanded to include the Oink Reloadable Prepaid Card.  Oink was developed in response to the growing need for parents/guardians to allow their children to transact online in a controlled manner in light of an increasing number of online services and products targeted towards children.  Oink provides an online payment profile that allows parents to set up, monitor and control their children’s online spending.  Parents can establish how much a child can spend in a single transaction, or over time, and also control the merchants with which the child can transact business.  Parents also have the ability to set up approval rules and notification methods. The Oink product tracks all spending and parents can receive alerts and reports on spending patterns. Additionally, parents now have the ability to order an Oink Reloadable Prepaid Card in order for their children to transact online or in-store within parameters set by the parent/guardian.

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

Oink has received and remains ESRB privacy certified, and has achieved and maintains PCI DSS level 1 certification in 2011.  The PCI Security Standards Council offers comprehensive standards to enhance payment card data security. Virtual Piggy, Inc. was audited and recertified to be in compliance with PCI DSS in December 2012, 2013, and 2014.

The Oink product became operational during 2011 and 2012. The Parent Match technology became operational in 2013 as part of extensions to the child profile components of Oink. Oink launched the prepaid card in 2014.

Our Intellectual Property

Intellectual property is important to our business.  The Company has three issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “Systems and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” and “System and Method for Virtual Piggy Bank." The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, four of which are pending, three of which have been allowed, and five of which have been abandoned.  Additionally, the Company has been granted two patents in Germany, entitled “Virtual Piggy Bank” and “Parent Match.”   The Company also has patents pending in Australia, Brazil, Canada (“Parent Match” has been allowed), Europe, and the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

The following are the names and brief descriptions of our applications:

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

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada. The USPTO has already granted us service mark registrations for Oink, Oink (stylized), PiggyPick, Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, Virtual Piggy Youth Empowered Parent Approved and Design, PiggyPick, Wishlist Wednesday, the PIG design, and the PIG design (alternative). The Canadian Intellectual Property Office has already granted the registration for VP Authenticate.

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

Research and Development

During 2014, 2013 and 2012, our research and development expenses were $3.3 million, $2.7 million and $1.5 million, respectively, all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  We take a small percentage of every transaction from an online merchant. Until very recently this was our only revenue source. As we enter 2015, we expect to  have additional revenue streams by generating consumer fees. We charge an annual fee of $10 for an Oink prepaid card product. It is our intention to keep the fees to the consumer as low as possible. We also expect to see additional revenue from our channel partners as the online gaming side of our business starts to accelerate. As part of our launch of the Oink card with Discover, Discover is paying us basis point fees every time the Oink cards are presented on the Discover network. While low, we believe these fees will start to generate revenue in 2015. We are also seeing affiliate fees from merchants.

Our Plan of Operation

A phased approach to the introduction of our Platform is planned.

As of the date of this report, we have completed the design and development of the core Oink platform. We continue to enhance the app that links to the Oink wallet. We launched Oink into Europe in February 2013. The Oink service is running live and processing live transactions with merchants and consumers. The Oink reloadable prepaid card was launched in December 2014 and is in live use across the United States. The card product is currently being used to meet a wide variety of youth needs including; clothing and general retail, gaming, food and dining.

Sales and Marketing Strategy

In 2015 we are focusing on onboarding the youth market in the US and are working with our latest advisory board member Rodney Jerkins to access the youth market directly. We believe this direct engagement is critical to growing the Oink user base.
We are also looking at other international markets for the Oink wallet and markets that are more adult focused.

Parents and Youth
Parent and Youth outreach marketing strategy includes:

•	Co-marketing with teen influencers and stars to drive awareness and use of the product
•	Awareness campaign that will include press coverage in key publications, media outlets, and consumer blogs focused on the targeted users
•	Digital advertising, social media campaigns, and strategic partnerships that drive user acquisition
•	Participation with organizations and advocacy groups interested in youth empowerment and opportunity
•	Outreach to schools, sports venues and educational facilities

Seasonality

We expect transaction activity patterns for our services to mirror general consumer buying patterns which are typically significantly higher during the fourth quarter of the calendar year, due primarily to the increased demand during the year-end holiday buying season, except for online gaming consumers which have more consistent use during the year.

Competition

The online payment solutions business is intensely competitive.  It is characterized by the continuous introduction of new entrants into the market and the development of new technologies and product offerings.  Although payment services such as PayPal and Teen Visa can be viewed as our competitors, we do not believe that either provides the type of family friendly solution that not only teaches children about saving, spending, and giving, but that is also compliant with COPPA, and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. In addition, parents may also choose to pay through a variety of alternative means, including offline payment methods such as cash, check or money order.  To compete effectively, we expect that we will we need to expend significant resources in technology and marketing.

Government Regulation

The industry which we serve is subject to regulation by the FTC, laws such as COPPA, and other laws relating to collection, use, retention, and security. Complying with these varying U.S. and international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

Employees

As of December 31, 2014, we had 29 employees, who were working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have yet to begin generating significant revenue, will require additional capital, and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2014, have an accumulated deficit of approximately $52.0 million.  We incurred net losses to common shareholders of approximately $11.0 million during the year ended December 31, 2014, approximately $16.0 million during the year ended December 31, 2013, and approximately $12.0 million during the year ended December 31, 2012.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2014 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

We are a start-up company with an unproven business model which makes it difficult to evaluate our current business and future prospects.

We are a essentially a start-up company introducing new services and technologies.  Although we have completed the development part of our services and have signed agreements with merchants, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution to online merchants and through the sale of our Oink card to system users.  Accordingly, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may continue to be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

Our management has limited experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects.

Our senior management does not have direct experience in the online payment or retailing industries.  There can be no assurance that our management team will be successful in working together to develop and market our Platform.  In addition, the online payment industry is a relatively new industry.  Although there a number of online payment solutions, relatively few are directed specifically to the “Under 18” market segment.   You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our business prospects, financial condition and results of operations.

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

We are subject to fluctuations in demand for our Platform due to a variety of factors, including general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S., competition, adverse effects of the ongoing sovereign debt crisis in Europe, including its expected negative impact on European economic growth versus the rest of the world; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries.

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

The Platform may contain programming errors or flaws, which may become apparent only after sustained use in the market.   In addition, the Platform was developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control.  If our users have a negative experience with the Platform, related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform or recommend the Platform to other potential users. Undetected programming errors in the Platform can also cause our users to cease using the Platform or delay market acceptance of the Platform, either of which could materially and adversely affect our business, financial condition and results of operations.

Our future growth is largely dependent upon our ability to develop technologies that achieve market acceptance with acceptable margins.

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological and market trends in our target end-markets, develop and maintain competitive products, create our Platform that differentiates our services from those of our competitors, and develop and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to continually refine and successfully commercialize the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the ongoing evolution of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly impact our revenues and adversely affect our business, operations and financial results.

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

Although we have made seven patent applications with the United States Patent and Trademark Office related to our Platform, only three have been issued as of the date of this report.  We also rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of complete patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

We belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of Oink.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

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

RISKS RELATED TO OUR COMMON STOCK

Our strategic alternatives process may not result in a successful corporate transaction or liquidity event.

We have previously announced that our Board of Directors is exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that the aforementioned exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  We do not currently have an investment bank engaged with respect to the strategic alternatives process, however, we are in discussions with investment banking firms with respect to such an engagement. We remain committed to the exploration and assessment of our strategic alternatives.

Our officers and directors own a large amount of our common stock, are in a position to affect all maters requiring shareholder approval, which may limit minority shareholders’ ability to influence corporate affairs.

As of March 1, 2015, our officers and directors beneficially own an aggregate of 24,521,629 shares of our common stock (which includes 11,580,525 shares of common stock underlying warrants and options exercisable within 60 days).  Assuming that the only such convertible securities exercised are by our officers and directors, we would have outstanding 130,698,151 shares of common stock. In such event, our officers and directors would beneficially own approximately 18.8% of our outstanding common stock. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The other shareholders would be severely limited in their ability to override their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

We may not be able to qualify to have our common stock listed on a national stock exchange

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2014 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. In addition, upon the issuance or deemed issuance of additional shares of common stock in the future for a price below the applicable preferred stock conversion price (currently $0.90 per share), the conversion price of the Series A and Series B Cumulative Convertible Preferred Stock will be lowered based on a full-ratchet formula for twelve months from the respective original issue dates and pursuant to a weighted average formula thereafter, which will have the effect of immediately diluting the holders of our common stock.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our shareholders.

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 1, 2015, options and warrants for the purchase of 42,976,526 shares of our common stock were outstanding and 13,697,800 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and promissory notes convertible into Series B Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have issued 136,978 shares of preferred stock (consisting of 108,600 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock) and 1,863,022 shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

A material percentage of the currently outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted securities, these shares may be resold only pursuant to an effective registration statement, under the requirements of Rule 144, or other applicable exemptions from registration under the Act and applicable state securities laws.  Generally, Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares. Under Rule 144, a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) may freely resell restricted securities issued by a reporting company so long as such securities have been held by the owner for a period of at least one year, or under certain circumstances six months.  The availability of a large number of shares for sale to the public under Rule 144 and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

We may require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only 57.4 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.

RISKS RELATED TO OUR FINANCIAL STATEMENTS

Management’s judgment could impact the amount of non-cash compensation expense

To estimate the fair value of our stock option awards we currently use the Black-Scholes options pricing model. The determination of the fair value of equity-based awards on the date of grant using an options pricing model is affected by our then current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. One of the factors used in determining such value is stock volatility.  Because of the limited trading activity of our common stock, prior to January 1, 2014, we used the stock volatility of four peer companies.  To the extent that we used different peer companies to measure volatility, a different stock volatility factor may have resulted which would have caused a different stock valuation and a related increase or decrease in non-cash compensation expense. If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 1221 Hermosa Avenue, Suite 210, Hermosa Beach, California  90254 and Princes House, Jermyn Street, London, United Kingdom. We have a lease for the Hermosa Avenue location which expires in July 2016 at a monthly rental of $6,934.  In London, we have a lease which expires October 2016 at a monthly rental of £7,840. As of March 1, 2015, the Company is in negotiations to assign this lease to a third party.  We also lease additional space in other areas to house portions of our development team and other employees when our operations require such additional office space.

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

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended March 31, 2014	$1.73	$0.98
Quarter ended June 30, 2014	$1.46	$0.85
Quarter ended September 30, 2014	$1.15	$0.91
Quarter ended December 31, 2014	$0.95	$0.39

Fiscal Year Ended December 31, 2013	High	Low
Quarter ended March 31, 2013	$1.68	$0.91
Quarter ended June 30, 2013	$3.38	$1.46
Quarter ended September 30, 2013	$2.68	$0.78
Quarter ended December 31, 2013	$1.37	$0.90

Common Stockholders

As of December 23, 2014, our shares of Common Stock were held by 163 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Stock Performance Graph

Total Return To Shareholders
(Includes reinvestment of dividends)

		INDEXED RETURNS
	Base	Years Ending December 31,
	Period
Company / Index	Dec09	2010	2011	2012	2013	2014
Virtual Piggy, Inc.	100	36.96	26.09	43.48	43.91	16.96
NASDAQ Composite Index	100	118.02	117.04	137.47	192.62	221.02
S&P 1500 Internet Software & Services	100	102.68	108.27	132.32	190.75	204.20

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2014.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 6. SELECTED FINANCIAL DATA.

Summary and Selected Data

	For the Year Ending December 31,
	2010	2011	2012	2013	2014

Revenue	-	$3,926	$1,213	$2,456	$5,708

Operating Loss	$(1,086,346)	$(2,688,485)	$(11,954,870)	$(15,980,721)	$(15,080,540)

Net Loss	$(1,489,190)	$(2,724,796)	$(12,039,726)	$(15,976,372)	$(9,654,838)

Net Loss Per Share	$(0.03)	$(0.04)	$(0.14)	$(0.15)	$(0.14)

	December 31,
	2010	2011	2012	2013	2014

Cash	$1,574,448	$186,159	$7,371,036	$1,752,461	$1,652,392
Current Assets	$1,597,389	$190,424	$7,466,589	$1,978,694	$2,251,928
Total Assets	$1,609,793	$280,539	$7,990,784	$2,941,184	$3,114,170

Current Liabilities	$90,015	$642,953	$1,154,602	$3,063,594	$1,555,706
Total Liabilities	$90,015	$642,953	$1,154,602	$3,063,594	$1,555,706
Liabilities & Stockholders Equity	$1,609,793	$280,539	$7,990,784	$2,941,184	$3,114,170

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption Item 1A “Risk Factors” and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

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

We secure agreements with a variety of businesses including merchants, gaming publishers, e-commerce platforms, payment aggregators, and payment processors to provide Oink’s services. We expect to see growth in both the user base and the engagement level throughout 2015, as we go live with several major digital goods providers and as we release our new offers functionality that will drive affiliate marketing revenue for the Company.  We have affiliate agreements with over 200 merchants in the US market. In 2014, we embarked on a program to build our channel partners and to date have secured over 20 channel partner arrangements in the US and Europe.

To date we have not generated material revenues.  We currently earn revenue by charging a percentage to the merchant or gaming publisher for each transaction processed. In addition, in the second quarter ended June 30, 2014, we received our first affiliate marketing revenues – a channel we expect to grow in future quarters.  We also expect to see some revenue from partner referral agreements. As we enter 2015, we also expect additional revenue streams, including consumer fees. We charge an annual fee of $10 for an Oink prepaid card product. It is our intention to keep the fees to the consumer as low as possible. We also expect additional revenue from our channel partners as the online gaming side of our business starts to accelerate. As part of our launch of the Oink card with Discover, Discover is paying us basis point fees for every time the cards are presented on the Discover network. While low, these fees are starting to generate revenue.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following discussion analyzes our results of operations for the years ended December 31, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2014 and 2013, we generated revenues of $5,708 and $2,456, respectively.  Our volume of transactions in 2014 increased 4 times over those from 2013, but remain well below the level necessary to support our operations. As we add additional merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website.

A user may access and use the service through any of these points of entry. Revenue is generated through a number of mechanisms as follows:

Transactional Revenue

A merchant or game publisher pays fees on any transactions that are driven through the Oink payment service. Oink has several live integrated online retail merchants, gaming companies and over 1,000 Facebook games in this category. The typical fees for this service are 1.5% to 3.0%. We expect to receive transactional revenue in the US, Canada and the UK.

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

Partner Referrals

In 2014, Oink has signed a number of partnerships with e-commerce platform partners and receives referral fees for any time a merchant or gaming publisher signs up with the partner. Our first revenue from this program was seen towards the end of the third quarter ended September 2014. We expect this revenue line to increase in 2015.

Card Fees

In the fourth quarter of 2014, Oink launched a prepaid card tied to a user’s Oink account. The fees consist of an annual fee and usages fees which will be paid by the card user.  In addition, we receive fees from Discover for each transaction made using the Oink card.

Net Loss

Our net loss attributable to common stockholders increased $0.6 million to $16.6 million for the year ended December 31, 2014 compared to $16.0 million for the year ended December 31, 2013, as a result of decreased expenses and the change in fair value of the embedded derivative liability as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.2 million, or 30% in 2014 to $5.1 million compared with $7.3 million in 2013. During 2014, while we increased our spending on sales and marketing staff and consultants, we decreased our spending on marketing promotions by approximately $2.1 million, as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses increased by $0.6 million, or 22% in 2014 to $3.2 million compared with $2.7 million in 2013. During 2014, we expanded the size of our product development team in the United States and Europe to develop and build our new mobile and other applications.

Integration and Customer Support

Integration and customer support expenses increased by $0.1 million, or 14% in 2014 to $0.8 million compared with $0.7 million in 2013. We have increased the size of our integration team as new merchants have been contracted to use the Oink service.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million, or 18% in 2014 to $5.4 million compared with $4.6 million in 2013. During 2014, we wrote off $255,368 of capitalized patent and trademark costs, we incurred an unfavorable foreign currency translation adjustment of $165,649, we paid an amount to a former employee to settle litigation, and incurred increased costs for our office rent and for insurance, in addition to slightly higher compensation costs.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $0.2 million, or 31% in 2014 to $0.5 million compared with $0.8 million in 2013. During 2014, we reduced the cash cost of strategic consultants by $687,069, offset by higher non-cash compensation for the valuation of equity awards aggregating $449,301.

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

Our net loss increased $4.0 million to $16.0 million for the year ended December 31, 2013 compared to $12.0 million for the year ended December 31, 2012, as a result of increased expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $5.2 million, or 248% in 2013 to $7.3 million compared with $2.1 million in 2012. During 2013, we expanded the size of our sales and marketing team in the United States and built a new team in Europe to help increase our merchant base and to commence our user acquisition campaign.  We commenced that campaign in March 2013 and spent approximately $2.6 million on targeted advertising and promotions. We additionally increased costs to rebrand our product to Oink and to promote our product to the target market.

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

Liquidity and Capital Resources

Net cash used in operating activities increased $1.8 million to $15.2 million for the year ended December 31, 2014 as compared to $13.5 million for the year ended December 31, 2013.  The increase resulted primarily from expanded operations including marketing the Oink product, hiring employees and establishing the infrastructure of the Company.

Net cash used in investing activities was $0.3 million for the year ended December 31, 2014, materially unchanged from the $0.4 million for the year ended December 31, 2013.  The small variance resulted from the purchase of equipment and additional costs of patents and trademark applications.

Net cash provided by financing activities increased by $7.0 million to $15.3 million for the year ended December 31, 2014 from $8.3 million for the year ended December 31, 2013.  Cash provided by financing activities during the year ended December 31, 2014 consisted of our Series A Preferred Stock offering, netting $10.9 million, our Series B Preferred Stock offering netting $2.5 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan.

Subsequent to December 31, 2014, in March 2015, the Company raised gross proceeds of $2,000,000 through the issuance of its 10% Secured Convertible Promissory Notes due March 2016, to certain accredited investors.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of Oink, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $14.9 million in 2014, net of repayment of the bridge loan.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed until later in 2015 and in 2016. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 16, 2015, the Company has a cash position of approximately $1.7 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

At December 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$286,053
2016	191,800
$477,853

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

Interest Rate Risk

Other than our fixed rate convertible notes, we do not have any outstanding debt and are not exposed to material interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2014 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report includes an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On November 24, 2014, we granted to Joseph Dwyer, our Chief Financial Officer, pursuant to our 2013 Equity Incentive Plan, 2,000,000 shares of restricted common stock, which vest in three equal annual installments from the date of grant.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Reference is made to the disclosure required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2015, and to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to the disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2015, and to be filed with the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

Reference is made to the disclosure required by Items 201(d) and 403 of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2015, and to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reference is made to the disclosure required by Items 404 and 407(a) of Regulation S-K to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2015, and to be filed with the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Reference is made to the disclosure required by Item 9(e) of Schedule 14A to be contained in the Registrant's definitive proxy statement to be mailed to shareholders on or prior to April 30, 2015, and to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.
(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.6
Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

3.7
Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

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

10.5*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.6*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2015.

Virtual Piggy, Inc.

By:	/s/ Jo Webber
Jo Webber, Chairman of the Board, Chief Executive Officer and Principal Executive Officer

/s/ Joseph Dwyer
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jo Webber	Chairman of the Board, Chief Executive Officer and Director	March 16, 2015
Jo Webber

/s/ Ernest Cimadamore	Secretary and Director	March 16, 2015
Ernest Cimadamore

/s/ Joseph Dwyer	Chief Financial Officer and Principal Accounting Officer	March 16, 2015
Joseph Dwyer

/s/ Kirk Bradley	Director	March 16, 2015
Kirk Bradley

/s/ George O. McDaniel	Director	March 16, 2015
George O. McDaniel

/s/William J. Tobia	Director	March 16, 2015
William J. Tobia

/s/Darr Aley	Director	March 16, 2015
Darr Aley

Virtual Piggy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Virtual Piggy, Inc.

We have audited the accompanying balance sheets of Virtual Piggy, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. We also have audited Virtual Piggy, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Virtual Piggy, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Piggy, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Virtual Piggy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

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

/s/ Morison Cogen LLP

Bala Cynwyd, PA
March 16, 2015

Virtual Piggy, Inc.
Balance Sheets

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,652,392	$1,752,461
Accounts receivable	7,607	1,000
Prepaid expenses	591,929	225,233

TOTAL CURRENT ASSETS	2,251,928	1,978,694

PROPERTY AND EQUIPMENT
Computer equipment	109,978	89,021
Furniture and fixtures	79,634	57,238
Leasehold improvements	81,659	-
	271,271	146,259
Less: accumulated depreciation	(91,742)	(41,544)
	179,529	104,715

OTHER ASSETS
Deposit	46,483	118,118
Patents and trademarks, net of accumulated
amortization of $75,292 and $42,129	636,230	739,657
	682,713	857,775

TOTAL ASSETS	$3,114,170	$2,941,184

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$829,372	$2,149,681
Deferred revenue	2,685	-
Preferred stock dividend liability	723,649	-
Notes payable, net of discount of $0 and $86,087	-	913,913

TOTAL CURRENT LIABILITIES	1,555,706	3,063,594

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares issued and outstanding at December 31, 2014 and none issued and
outstanding at December 31, 2013	11	-

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares issued and outstanding at December 31, 2014 and none issued and
outstanding at December 31, 2013	3	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,117,626 and 111,396,768 shares issued and outstanding at
December 31, 2014 and December 31, 2013	11,912	11,140

Additional paid in capital	53,458,324	35,318,751

Accumulated deficit	(52,060,191)	(35,450,446)

Cumulative translation adjustment	148,405	(1,855)

STOCKHOLDERS' EQUITY (DEFICIT)	1,558,464	(122,410)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,114,170	$2,941,184

The accompanying notes are an integral part of these financial statements.

  Virtual Piggy, Inc.
Statements of Operations
For the Years Ended December 31, 2014, 2013 and 2012

	For the Years Ended
	Ended December 31,
	2014	2013	2012

SALES	$5,708	$2,456	$1,213

OPERATING EXPENSES
Sales and marketing	5,096,034	7,275,815	2,092,551
Product development	3,257,279	2,650,600	1,530,348
Integration and customer support	815,083	712,351	465,277
General and administrative	5,378,644	4,567,436	3,368,675
Strategic consulting	539,208	776,975	4,499,232
Total operating expenses	15,086,248	15,983,177	11,956,083

NET OPERATING LOSS	(15,080,540)	(15,980,721)	(11,954,870)

OTHER INCOME (EXPENSE)
Interest income	6,602	10,731	5,704
Interest expense	(94,566)	(6,382)	(90,560)
Change in fair value of embedded derivative liability	5,513,666	-	-
	5,425,702	4,349	(84,856)

NET LOSS	(9,654,838)	(15,976,372)	(12,039,726)

Less: Deemed dividend distributions	(6,231,260)	-	-

Less: Accrued preferred dividends	(723,649)	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(16,609,747)	$(15,976,372)	$(12,039,726)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.14)	$(0.15)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	116,690,412	107,704,996	85,325,709

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
Statement of Comprehensive Loss
For the Years Ended December 31, 2014, 2013 and 2012

	For the years ended
	Ended December 31,
	2014	2013	2012

NET LOSS	$(9,654,838)	$(15,976,372)	$(12,039,726)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments, net of tax	150,260	(1,855)	-
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	150,260	(1,855)	-

COMPREHENSIVE LOSS	$(9,504,578)	$(15,978,227)	$(12,039,726)

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the two years ended December 31, 2014

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock			Common Stock	Additional		Cumulative
	Number of		Number of		Number of		Common Stock	Subscription	Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Receivable	Capital	Deficit	Adjustment	Total
Balance at December 31, 2011	-	$-	-	$-	66,871,422	$6,687	$-	$-	$7,065,247	$(7,434,348)	$-	$(362,414)

Issuance of shares of common stock and warrants through private placement at $.70 per unit	-	-	-	-	20,426,948	2,044	-	-	7,084,888	-	-	7,086,932
Issuance of shares of common stock and warrants through private placement at $.80 per unit	-	-	-	-	2,625,000	262	-	-	1,049,738	-	-	1,050,000
Issuances of shares of common stock for services	-	-	-	-	1,363,185	136	-	-	3,312,401	-	-	3,312,537
Issuances of shares of commons stock to discharge notes payable and interest at $.70 per unit	-	-	-	-	571,428	57	-	-	199,943	-	-	200,000
Issuance of shares of common stock with respect to settlement agreement valued at $.85 per share	-	-	-	-	350,000	35	-	-	297,465	-	-	297,500
Issuance of shares of common stock through private placement at $.70 per share	-	-	-	-	7,942,858	794	-	-	5,559,206	-	-	5,560,000
Issuance of shares of common stock through private placement at $.75 per share	-	-	-	-	666,667	67	-	-	499,933	-	-	500,000
Exercise of stock options	-	-	-	-	600,000	60	-	-	23,940	-	-	24,000
Issuance of equity for services	-	-	-	-	-	-	-	-	1,235,353	-	-	1,235,353
Stock issuance costs	-	-	-	-	-	-	-	-	(28,000)	-	-	(28,000)
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	-	-	-	-	50,000	(50,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(12,039,726)	-	(12,039,726)

Balance December 31, 2012	-	-	-	-	101,417,508	10,142	50,000	(50,000)	26,300,114	(19,474,074)	-	6,836,182

Issuance of shares of common stock and 93,750 warrants through private placement at $.80 per unit	-	-	-	-	125,000	13	-	-	49,987	-	-	50,000
Issuance of shares of common stock through a private placement at $0.75 per share	-	-	-	-	1,133,334	113	-	-	849,887	-	-	850,000
Issuance of shares of common stock and 1,436,277 warrants through a private placement at $1.80 per share	-	-	-	-	2,872,553	287	-	-	5,170,308	-	-	5,170,595
Common stock subscription for 62,500 units through private placement at $.80 per unit	-	-	-	-	-	-	(50,000)	50,000	-	-	-	-
Stock issuance costs	-	-	-	-	-	-	-	-	(395,221)	-	-	(395,221)
Fair value of warrants issued with notes payable	-	-	-	-	-	-	-	-	92,469	-	-	92,469
Exercise of stock options	-	-	-	-	1,116,667	112	-	-	184,888	-	-	185,000
Exercise of warrants	-	-	-	-	4,705,185	470	-	-	1,432,123	-	-	1,432,593
Issuance of equity for services	-	-	-	-	26,521	3	-	-	1,626,457	-	-	1,626,460
Revaluation of options and warrants	-	-	-	-	-	-	-	-	7,739	-	-	7,739
Net loss	-	-	-	-	-	-	-	-	-	(15,976,372)	-	(15,976,372)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	(1,855)	(1,855)

Balance December 31, 2013	-	-	-	-	111,396,768	11,140	-	-	35,318,751	(35,450,446)	(1,855)	(122,410)

Issuance of shares of convertible preferred stock and 10,860,000 warrants through private placement at $100 per unit	108,600	11	-	-	-	-	-	-	5,722,164	-	-	5,722,175
Issuance of shares of convertible preferred stock and 28,378 warrants through private placement at $90 per unit	-	-	28,378	3	-	-	-	-	2,178,176	-	-	2,178,179
Issuance of shares of common stock from exercise of warrants through warrant exchange offering at $.50 per share	-	-	-	-	5,042,287	504	-	-	2,520,600	-	-	2,521,104
Issuance of shares of common stock at $0.70 replacing warrants	-	-	-	-	2,000,000	200	-	-	48,384	-	-	48,584
Exercise of stock options	-	-	-	-	100,000	10	-	-	74,990	-	-	75,000
Exercise of warrants	-	-	-	-	278,571	28	-	-	139,258	-	-	139,286
Revaluation of options and warrants	-	-	-	-	-	-	-	-	136,663	-	-	136,663
Issuance of equity for services	-	-	-	-	300,000	30	-	-	1,286,274	-	-	1,286,304
Deemed dividend distribution in conjunction with Preferred Series A offering	-	-	-	-	-	-	-	-	5,137,825	(5,137,825)	-	-
Deemed dividend distribution in conjunction with warrant exchange offering	-	-	-	-	-	-	-	-	717,594	(717,594)	-	-
Deemed dividend distribution in conjunction with Preferred Series B offering	-	-	-	-	-	-	-	-	375,841	(375,841)	-	-
Stock issuance costs	-	-	-	-	-	-	-	-	(198,196)	-	-	(198,196)
Accrued preferred dividend	-	-	-	-	-	-	-	-	-	(723,647)	-	(723,647)
Net loss	-	-	-	-	-	-	-	-		(9,654,838)	-	(9,654,838)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	150,260	150,260

Balance December 31, 2014	108,600	$11	28,378	$3	119,117,626	$11,912	$-	$-	$53,458,324	$(52,060,191)	$148,405	$1,558,464

The accompanying notes are an integral part of these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,654,838)	$(15,976,372)	$(12,039,726)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	549,915	-
Fair value of options issued in exchange for services	905,504	1,035,213	1,235,353
Fair value of stock issued in exchange for services	429,384	49,071	3,312,537
Revaluation of options and warrants	136,663	-	-
Change in fair value of embedded derivative liability	(5,513,666)	-	-
Accretion of discount on notes payable	86,087	6,383	65,560
Depreciation and amortization	100,013	56,641	25,392
Loss on abandonment of patents and disposal of fixed assets	284,889	6,107	2,726
(Increase) decrease in assets
Accounts receivable	(6,607)	(947)	2,447
Prepaid expenses	(366,696)	(129,733)	(93,735)
Deposits	71,635	(53,118)	(62,333)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	(1,320,309)	995,079	1,118,589
Deferred revenue	2,685	-	-

Net cash used in operating activities	(14,845,256)	(13,461,761)	(6,433,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(164,341)	(42,313)	(103,326)
Patent and trademark costs	(191,948)	(405,612)	(296,539)

Net cash used in investing activities	(356,289)	(447,925)	(399,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	-	1,000,000	-
Repayment of note payable - stockholders	(1,000,000)	-	(175,000)
Proceeds from issuance of preferred stock and warrants	13,414,020	-	-
Proceeds from issuance of common stock	-	6,070,595	14,196,932
Proceeds from exercise of options	75,000	185,000	24,000
Proceeds from exercise of warrants	2,660,390	1,432,592	-
Stock issuance costs	(198,194)	(395,221)	(28,000)

Net cash provided by financing activities	14,951,216	8,292,966	14,017,932

EFFECT OF EXCHANGE RATE ON CASH	150,260	(1,855)	-

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(100,069)	(5,618,575)	7,184,877

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,752,461	7,371,036	186,159

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,652,392	$1,752,461	$7,371,036

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest paid	$8,478	$-	$-

Fair value of beneficial conversion value as discount against Preferred Stock	$5,513,666	$-	$-

Fair value of warrant liability as discount against Preferred Stock	$5,513,666	$-	$-

Accretion of discount on preferred stock as deemed distribution	$5,513,666	$-	$-

Deemed dividend distribution in conjunction with warrant exchange	$717,594	$-	$-

Accrued preferred dividend	$723,649	$-	$-

Conversion of notes payable and accrued interest into common stock	$-	$-	$200,000

Fair value of warrants issued as discount for note payable	$-	$92,470	$-

Common stock subscription	$-	$-	$50,000

Issuance of common stock for settlement of payable	$-	$-	$297,500

The accompanying notes are an integral part of these financial statements.

 Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits. The Company’s principal office is located in Hermosa Beach, California and in 2013 the Company opened an office in London, England to support the sales and marketing efforts in Europe and the development of our mobile applications.

Virtual Piggy’s technology, branded as “Oink,” enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013, and now has the capability to offer and deliver gift cards.

The Company secures agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allows it to offer its Oink service to its user base. Over 20 retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add merchants which provides more opportunities for its registered systems users to purchase products online.

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

Comprehensive Income
The Company follows Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company has one item of other comprehensive income, consisting of a foreign translation adjustment.

Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $60,006, $28,190 and $13,336 for the years ended December 31, 2014, 2013 and 2012 and is included in general and administrative expenses.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7
Leasehold improvements	Term of lease

Patents and Trademarks

The Company has three issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, four of which are pending, three of which have been allowed, and five of which have been abandoned.  Additionally, the Company has been granted two patents in Germany, entitled “Virtual Piggy Bank” and “Parent Match.”   The Company also has patents pending in Australia, Brazil, Canada (“Parent Match” has been allowed), Europe, and the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $327,483, $839,576 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively. These costs are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $3,257,279, $2,650,600 and $1,530,348 for the years ended December 31, 2014, 2013 and 2012, respectively.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the each of three years ended December 31, 2014, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

The Company adopted the amendments retrospectively beginning with the interim period ended June 30, 2014.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant losses and experienced negative cash flow from operations since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 16, 2015, the Company has a cash position of approximately $1.7 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2015.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At December 31, 2014 and 2013, capitalized patent and trademark costs, net of accumulated amortization, were $636,230 and $739,657.  Amortization expense for patents and trademarks was $40,007, $28,451 and $12,056 for the years ended December 31, 2014, 2013 and 2012.

During 2014, the Company abandoned its application for several of its patents and trademarks. Accordingly, the Company recorded a charge to general and administrative expenses for $183,592 relating to costs previously capitalized with respect to these applications.

NOTE 4 – NOTES PAYABLE

On December 27, 2013, the Company entered into two identical agreements with two stockholders that each include a note payable in the amount of $500,000 and two-year warrants to purchase 37,500 shares of the Company’s common stock at $0.01 and two-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share. The notes bore interest at 10% per annum and were payable upon the earlier of:

a.	5 days after the sale of the Company’s securities in one transaction or series of related transactions, which sale resulted in gross proceeds to the Company of at least $3 million;
b.
Upon (i) the sale or other disposition of all or substantially all of the Company’s assets or (ii) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is a party other than a transaction or series of transactions in which the holders of the voting securities of the Company outstanding immediately prior to such transaction continue to retain, as a result of shares in the Company held by such holders prior to such transaction, at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such transaction or series of transactions; or

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

During the years ended December 31, 2014 and 2013, $86,087 and $6,383 of interest, respectively, was accreted on the notes payable.

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

At December 31, 2014, the Company has a net operating loss (“NOL”) that approximates $48 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2014	2013	2012
Current	$(3,418,000)	$(5,864,000)	$(4,789,000)
Deferred	(547,000)	(650,000)	(502,000)
Change in valuation allowance	3,965,000	6,514,000	5,291,000

	$-	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2014		December 31, 2013		December 31, 2012
	Amount	%	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(3,379,000)	(35)	$(5,592,000)	(35)	$(4,214,000)	(35)
State tax, net of federal tax effect	(579,000)	(6)	(959,000)	(6)	(704,000)	(6)
Non-deductible share-based compensation	(40,000)	(0)	-	-	(373,000)	(3)
Non-deductible other expenses	33,000	-	37,000	-	-	-
Change in valuation allowance	3,965,000	41	6,514,000	41	5,291,000	44

Net	$-	-	$-	-	$-	-

Virtual Piggy, Inc.
Notes to Financial Statements

The primary components of the Company’s December 31, 2014 and 2013 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,
	2014	2013

Deferred tax asset for NOL carryforwards	$(19,714,000)	$(16,296,000)
Deferred tax asset for stock based compensation	(1,837,000)	(1,290,000)
Valuation allowance	21,551,000	17,586,000

Net	$-	$-

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

NOTE 7 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

In January 2014, the Company, pursuant to a Securities Purchase Agreement (the “Series A Purchase Agreement”), issued in a private placement to certain accredited investors, 50,450 shares of the Company’s Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) at an original issue price of $100 per share (the “Original Series A Issue Price”) and two-year warrants to purchase 5,045,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Series A Warrants”), for an aggregate purchase price of $5,045,000. Pursuant to the Series A Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series A Preferred Stock and Series A Warrants. The Series A Purchase Agreement provides that the holders of the Series A Preferred Stock shall be entitled to nominate two directors of the Company. Dividends accrue at a rate of 8% and are cumulative.  The Company had incurred and capitalized approximately $141,000 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Series A Preferred Stock has been classified as permanent equity and was valued at $3,396,175, net of the beneficial conversion feature of $1,648,825, at January 27, 2014.

The conversion feature of the Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at December 31, 2014. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Series A Preferred Stock can be converted at any time, the embedded derivative was classified as a current liability.

The Series A Warrants associated with the Series A Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Series A Warrants from the Series A Preferred Stock.

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Series A Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Series A Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.

The conversion price of the Series A Preferred Stock was subsequently reduced from $1.00 to $0.90 per share, resulting from the issuance by the Company of Series B Preferred Stock with a conversion price of $0.90 per share.

Virtual Piggy, Inc.
Notes to Financial Statements

The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

On April 30, 2014, the Company sold, in a private placement to certain accredited investors, an additional 58,150 shares of Series A Preferred Stock and Series A Warrants to purchase 5,815,000 shares of the Company’s common stock for an aggregate purchase price of $5,815,000. In accordance with FASB ASC 480 and 815, the additional Series A Preferred Stock has been classified as permanent equity and was valued at $2,326,000, net of the beneficial conversion feature of $3,489,000, at April 30, 2014. The Company had incurred and capitalized approximately $6,000 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at December 31, 2014. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

In October 2014, the Company, pursuant to a Securities Purchase Agreement (the “Series B Purchase Agreement”), issued in a private placement to certain accredited investors, 28,378 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at an original issue price of $90 per share (the “Original Series B Issue Price”) and two-year warrants to purchase 2,837,800 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Series B Warrants”), for an aggregate purchase price of $2,554,020. Pursuant to the Series B Purchase Agreement , the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock and Series B Warrants. Dividends accrue at a rate of 8% and are cumulative.  The Company had incurred and capitalized approximately $24,029 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Series B Preferred Stock has been classified as permanent equity and was valued at $2,178,179, net of the beneficial conversion feature of $375,841, at October 30, 2014.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2014. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Series B Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability.

The Series B Warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Series B Warrants from the Series B Preferred Stock.

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

As of December 31, 2014, the value of the cumulative 8% dividends for all preferred stock was $723,649. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a non-current liability.

Virtual Piggy, Inc.
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

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

December 31, 2014	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial conversion feature	$-	$-	$-	$-

Total	$-	$-	$-	$-

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at January 1, 2014	$-
Preferred Stock issued	5,513,666
Change in fair value of derivative liabilities	(5,513,666)

Balance at December 31, 2014	$-

Virtual Piggy, Inc.
Notes to the Financial Statements

As of December 31, 2014, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market; therefore the embedded derivative liability was valued using the following market based inputs:

Closing Trading Price of Common Stock	$0.39
Series A Preferred Stock Effective Conversion Price	(0.39)
Intrinsic value of conversion option per share	$-

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013.

NOTE 9 – STOCKHOLDERS’ EQUITY

Private Placements of Securities
In December 2011, the Company commenced a private placement of up to $5,000,000 consisting of up to 12,500,000 shares of the Company’s common stock and warrants to purchase up to 6,250,000 shares of the Company’s common stock. The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.80 per unit. During December 2011, the Company sold 625,000 units and raised $500,000. On January 11, 2012, the Company amended the Securities Purchase Agreement dated December 1, 2011, by reducing the price of one unit from $.80 to $.70. This increased the number of units to be sold from 6,250,000 units to 7,142,858 units. It also required the Company to issue to one investor an additional 89,286 units, consisting of 178,572 shares common stock and warrants to purchase an additional 89,286 shares of common stock. During the three months ended March 31, 2012, the Company issued an additional 3,922,356 units and raised $2,745.650.

On April 5, 2012, the Company commenced a private placement of up to $3,500,000 consisting of up to 10,000,000 shares of the Company’s common stock and warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $.50 per share.  The shares and warrants were sold in units with each unit comprised of two shares and one warrant at a purchase price of $.70 per unit.  In accordance with the terms of the offering documents, the offering amount was increased to $4 million.  From April 5, 2012 to June 30, 2012, the Company sold 6,201,831units and raised $4,341,282.

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

On May 21, 2012, the Company issued five consultants an aggregate of 1,363,185 shares of the Company’s common stock for services, which were valued in the aggregate at $3,312,537, fair value or $2.43 per share, which was the stock price on the day of issuance

On July 5, 2012, the Company commenced a private placement of up to $100,000 consisting of up to 125,000 units of the Company’s common stock and warrants to purchase up to 125,000 shares of the Company’s common stock at an exercise price of $.50 per share with a term of two years (“Series A Warrants”) and warrants to purchase up to 62,500 at an exercise price of $1.00 per share with a term of three years (“Series B Warrants”).  The shares and warrants were sold in units with each unit comprised of two shares and one Series A warrant and one Series B warrant at a purchase price of $.80 per unit.  As of August 8, 2012, the Company received gross proceeds of $100,000 under this private placement.

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

During the first quarter of 2013, the Company entered into a private placement for shares of the Company’s common stock. The shares were sold at a purchase price of $0.80 per share.   125,000 shares were sold resulting in proceeds of $50,000.

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

On May 28, 2013, the Company entered into a Securities Purchase Agreement with accredited investors, pursuant to which it issued and sold in a private placement an aggregate of 2,572,553 units at a purchase price of $1.80 per unit (the “Offering”), with each unit being comprised of one (1) share of the Company’s common stock and a warrant to purchase one-half (0.5) of a share of common stock at an exercise price of $3.00 per share for a period of three years. On May 29, 2013, the Company issued and sold an additional 300,000 units pursuant to the Offering. The Company retained a placement agent in connection with the Offering. The gross proceeds of the offering were $5,170,595. The Company paid the placement agent aggregate placement agent fees in the amount of $151,408 plus $155,118 as an expense allowance. In addition, the placement agent received three year warrants to purchase an aggregate of 287,255 shares of the Company’s common stock at an exercise price of $1.80 per share.

In 2013, options and warrants to purchase 5,821,852 shares of the Company’s common stock were exercised at an average price of $0.28 per share for net proceeds to the Company of $1,617,593.

In 2014, options and warrants to purchase 378,571 shares of the Company’s common stock were exercised at an average price of $0.57 per share for net proceeds to the Company of $214,286.

Exchange of Warrants and Deemed Dividend
Effective February 7, 2014, when the market price of our common stock was $1.18 per share, the Company completed  an exchange offering  with certain investors in our 2011 to 2012 Private Placements to exercise their current warrants at $0.50 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant.  The new warrant has an exercise price of $1.00. The Company has recognized a deemed dividend of $717,594 in the Statement of Operations for the year ended December 31, 2014, attributable to the incremental fair value resulting from the modification of these warrants.  The fair value of the new warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 143.2%, risk free interest rate of 0.30% and expected option life approximating two years.  The warrants expire two years from the date of issuance. Pursuant to the offering, the Company received aggregate cash consideration of $2,521,143 from exercised warrants to purchase 5,042,287 shares of Company common stock.

Virtual Piggy, Inc.
Notes to Financial Statements

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

Issuance of Restricted Shares
In April, 2014, the Company issued 300,000 shares of restricted stock in connection with a consulting agreement.  Such shares vested monthly over a six month period.  The shares were valued at the closing stock price on the date of issuance which was $1.27, valuing the shares at $381,000 which were expensed over a six month period in 2014 in accordance with the term of the consulting agreement.

In November, 2014, one of the Company’s executive officers voluntarily terminated his option grant of 1,000,000 shares. The Company issued to such executive a replacement grant of 2,000,000 shares of restricted stock which vest annually over a three year period in accordance with the Company’s 2013 Equity Incentive Plan. The shares were valued at the closing stock price on the date of issuance which was $0.70, valuing the shares at $1.4 million, fair value, which are being expensed over the vesting term.

NOTE 10 - STOCK OPTIONS AND WARRANTS

 During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2014, options to purchase 13,104,995 shares of common stock have been issued and are unexercised, and 1,378,338 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2014, under the 2013 Plan grants of restricted stock and options to purchase 4,985,832 shares of common stock have been issued and are unvested or unexercised, and 14,168 shares of common stock remain available for grants under the 2013 Plan.

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

Virtual Piggy, Inc.
Notes to Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three years ended December 31, 2014:

	Year Ending December 31,
	2014	2013	2012

Risk Free Interest Rate	1.52%	0.86%	0.89%
Expected Volatility	94%	25%	29%
Expected Life (in years)	5.0	4.6	4.9
Dividend Yield	0%	0%	0%
Weighted average estimated fair value of options during the period	$0.63	$0.40	$0.32

The following table summarizes the activities for our stock options for the year ended December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	18,817,499	$0.90
Granted	3,085,000	$0.92
Exercised	(100,000)	$0.75
Forfeited/canceled	(3,146,673)	$1.24
Expired	(1,984,999)	$1.39
Balance as of December 31, 2014	16,670,827	$0.78	2.1	$1.225
Exercisable as of December 31, 2014	12,007,060	$0.70	1.5	$1,225
Exercisable as of December 31, 2014 and expected to vest thereafter	16,570,827	$0.78	2.1	$1,225

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.39 for our common stock on December 31, 2014.

During the year ended December 31, 2014, 2013 and 2012, the weighted average fair value of stock options granted during the period was $1,930,379, $1,544,141 and $3,123,130, respectively.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

During the year ended December 31, 2014, 2013 and 2012, the intrinsic value of stock options exercised during the period was $98,000, $2,715,167, and $921,000 respectively.

For the years ended December 31, 2014, 2013 and 2012, the Company expensed $905,304, $1,035,213 and $1,235,353, respectively, relative to the fair value of stock options granted.

As of December 31, 2014, there was $1,302,096 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.1 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2014 and the stock options exercisable and expected to vest relates to stock options with milestones tied to vesting.

Virtual Piggy, Inc.
Notes to Financial Statements

The following table summarizes the activities of our unvested stock options for the year ended December 31, 2014:

	Unvested Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2013	8,616,258	$1.20	$0.28
Granted	3,085,000	$0.92	$0.63
Cancelled/Forfeited	(2,411,673)	$1.27	$0.43
Expired	(1,550,000)	$1.40	$0.33
Vested	(3,075,818)	$1.09	$0.30
Unvested stock options at December 31, 2014	4,663,767	$0.98	$0.40	2.08

Virtual Piggy, Inc.
Notes to the Financial Statements

The following table summarizes the activities for our warrants for the year ended December 31, 2014:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price		Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	13,887,1811		$0.81
Granted	20,115,087		$1.00
Exercised	(5,320,858)		$0.50
Forfeited/canceled		$
Expired	(2,050,000)		$0.84
Balance as of December 31, 2014	26,631,410		$1.01	1.2	$428
Exercisable as of December 31, 2014	26,631,410		$1.01	1.2	$428
Exercisable as of December 31, 2014 and expected to vest thereafter	26,631,410		$1.01	1.1	$428

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.39 for our common stock on December 31, 2014.

All warrants were vested on the date of grant.

NOTE 11 - OPERATING LEASES

For the years ended December 31, 2014, 2013 and 2012, total rent expense under leases amounted to $604,875, $376,038 and $146,319, respectively.  At December 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$286,053
2016	191,800

$477,853

NOTE 12 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014, 2013 and 2012, a consultant owning more than 5% of the Company was paid for consulting and travel expenses to provide strategic advice to the Company.   On January 1, 2013, the Company entered into an agreement with this consultant, whereby the Company would pay the consultant $12,500 per month beginning January 1, 2013 for a term of one year.  In June 2013, this contract was terminated.  Consulting fees paid during the years ended December 31, 2014, 2013 and 2012 were $0, $130,000 and $187,000, respectively. Reimbursable business expenses of $5,927, $41,459 and $76,383 were paid during the years ended December 31, 2014, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, a marketing company owned by the Secretary and his spouse was paid $0, $0 and $14,560, respectively.

During the years ended December 31, 2014, 2013 and 2012, the certified public accounting firm owned by the former Chief Financial Officer was paid $124,950, $152,800 and $143,800 and for accounting services.

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

    Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On February 23, 2015, the Board of Directors of the Company approved amendments extending the term of outstanding warrants to purchase in the aggregate 3,877,970 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $1.00 per share.  These warrants were scheduled to expire at various dates during 2015 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from February 23, 2016 to December 28, 2016. The Company will record a non-cash compensation charge in the first quarter of 2015 of approximately $220,000 which is the fair value of this term extension.

On February 23, 2015, the board of directors of the Company approved the grant of 200,000 options to purchase Virtual Piggy stock to each of the four independent members of the board of directors as compensation for their services. Such options are exercisable at $0.46 per share and vest annually over a three year period. The fair value of these options is $264,586, which will be amortized to expense over a three year period on a straight line basis.

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain accredited investors (the “Investors”).

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only.  Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock.  In addition, pursuant to the terms of a Security Agreement entered into on March 6, 2015 by and among the Company, the Investors and a collateral agent acting on behalf of the Investors (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets.  Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.