Form 10-K/A
period 2014-12-31
VIRTUAL PIGGY, INC.
filed 2015-04-30
CIK 1437283

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ or No ☐

i

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

We had 119,117,626 shares of common stock outstanding as of the close of business on April 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

Virtual Piggy Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 16, 2015 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Filing as well as the cover page to update the number of shares of our common stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.  In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Part III in its entirety. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Additionally, in connection with the filing of this Amendment No. 1, the Company is including currently-dated certifications of the Company’s chief executive officer and chief financial officer.

iii

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and the executive officers of the Company are as follows:

Name	Age	Position with Company
Jo Webber	51	Chairperson of the Board of Directors, Chief Executive Officer
Joseph Dwyer	59	Chief Financial Officer
Pradeep Ittycheria	38	Chief Technology Officer
Darr Aley	49	Director
Kirk Bradley	60	Director
Ernest Cimadamore	53	Director
George O. McDaniel III	62	Director
William J. Tobia	58	Director

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

Dr. Jo Webber (51), director of Virtual Piggy since 2008.

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

Darr Aley (49), director of Virtual Piggy since 2012.

Mr. Aley currently serves as the President of Ekho, Inc.  Prior to joining Ekho in September 2014, Mr. Aley was the chairman of RapidBuyr, an e-commerce company selling business products at discounted prices, which he founded in 2010. From 2005 through 2009, Mr. Aley co-founded Generate, Inc. a technology company using next-generation social graphing and relationship mapping to unlock the “who you know” within an enterprise and externally. Prior to Generate, Mr. Aley helped lead corporate development and M&A at Amazon.com from 2001 to 2005. He was responsible for leading and managing negotiations for several of the first acquisitions that expanded Amazon’s presence into China, in retail, and in technology. He also held senior positions prior to Amazon at Accenture and Lycos. As a result of these and other professional experiences, Mr. Aley possesses particular knowledge and experience in software development, information technology and business development that strengthen the board’s collective qualifications, skills and experience.

Kirk Bradley (60), director of Virtual Piggy since 2011.

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

Ernest Cimadamore (53), director of Virtual Piggy since 2010.

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

George O. McDaniel III (62), director of Virtual Piggy since 2014.

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

William J. Tobia (58), director of Virtual Piggy since 2013.

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

Executive Officers

Joseph Dwyer

Prior to joining the Company, during 2012, Mr. Dwyer, age 59, served as chief financial officer of OpenLink Financial, Inc., a privately held company, which provides software solutions for trading and risk management in the energy, commodity, and capital markets. During 2011 and 2012, Mr. Dwyer was a member of the board of directors and served as interim chief administrative officer of Energy Solutions International, Inc., a privately held company providing pipeline management software to energy companies and pipeline operators. From 2010 through 2011, Mr. Dwyer served as chief administrative officer of Capstone Advisory Group, LLC, a financial advisory firm providing corporate restructuring, litigation support, forensic accounting, expert testimony and valuation services. Mr. Dwyer served as a consultant to Verint Systems, Inc., a software company listed on the NASDAQ Global Market, from 2009 through 2010, assisting with SEC reporting and compliance. From 2005 through 2009, Mr. Dwyer served as chief financial officer and executive vice president of AXS-One Inc., a publicly traded software company. Between 1990 and 2005, Mr. Dwyer also served as chief financial officer and executive vice president of Caminus Corporation, an enterprise application software company that was formerly listed on the NASDAQ National Market, chief financial officer of ACTV, Inc., a digital media company that was formerly listed on the NASDAQ National Market, and chief financial officer of Winstar Global Products, Inc., a manufacturer and distributor of hair care, bath and beauty products until its acquisition by Winstar Communications, Inc. in 1995 when Mr. Dwyer went on to serve as senior vice president, finance of Winstar Communications. Mr. Dwyer received his BBA in Accounting from the University of Notre Dame in 1978 and is licensed as a Certified Public Accountant in the State of New York.

Pradeep Ittycheria

Mr. Ittycheria, age 38, was appointed as our Chief Technology Officer on January 30, 2012 and served as a member of our board of directors from 2008 through 2013.  He has more than thirteen years of experience at the senior executive and project management level both domestically and internationally, with a main focus on information management services, technology, product and software development industry segments. From 2007, Mr. Ittycheria has served as Vice President of Development of Energy Solutions International, Inc., a company engaged in the pipeline management software industry, until January 27, 2012. During his career, Mr. Ittycheria has served in senior level and project management positions at Thermo Fischer Scientific, AppLabs Inc., Breakaway Solutions (an ICG company: NASDAQ: ICGE), and ITTI (formerly, Innovation Technology Transfer India) an IT Consulting and Software services company, headquartered in Bangalore, India. Mr. Ittycheria received a Bachelor’s Degree in Computer Science from Bharathiar University in 1997 and a Masters in Business Administration from Symbiosis Institute of Management studies in 1999.

Board Information and Committees

The board of directors met 10 times in 2014.  Each director attended at least 75% of the total number of board meetings and meetings held by the board committees on which he or she served during 2014.  The board has determined that each of our non-employee directors currently serving on the board or who served on the board during 2014 is or was independent based upon the criteria provided by NASDAQ Stock Market rules.  Members of the board may serve on one or more of the committees described below, except for directors who are also employees of the Company.

Pursuant to the terms of the Certificate of Designation of the Company’s Series A Cumulative Convertible Preferred Stock, the holders of record of the shares of Series A Preferred Stock, exclusively and as a separate class, are entitled to nominate two directors of the Company (the “Series A Directors”). The nominees for the Series A Directors are designated by majority vote or written consent of the holders of the Series A Preferred Stock voting together as a separate class. The board of directors is obligated to include the Series A Directors in management’s slate of directors in stockholder meetings. Any director nominated and elected as provided in the preceding sentences may be removed without cause by, and only by, the affirmative vote or written consent of a majority vote or written consent in lieu of a meeting of the holders of the Series A Preferred Stock voting together as a separate class. If the holders of shares of Series A Preferred Stock fail to nominate two directors, then any directorship not so filled shall remain vacant until such time as the holders of the Series A Preferred Stock nominate a person to fill the vacancy. The rights of the holders of the Series A Preferred Stock to nominate Series A Directors will terminate in the event less than fifty percent (50%) of the number of shares of Series A Preferred Stock originally issued (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Series A Preferred Stock) remain outstanding.  George O. McDaniel III is a Series A Director.  The holders of Series A Preferred Stock have not nominated a second designee and such position remains vacant.

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5005(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market.  Based on the foregoing, we believe that Darr Aley, Kirk Bradley, George O. McDaniel III and William J. Tobia each qualify as an “independent director” pursuant to such rules.   Jo Webber and Ernest Cimadamore are employees of Virtual Piggy and are therefore not “independent directors” pursuant to such rules.

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

Prior to April 2013, our board of directors had not created a separately-designated audit committee, compensation committee or any other committee.  Accordingly, our full board of directors served as our committees, including our audit committee through April 2013.  We were a development stage enterprise and had not generated significant revenue to date.  In light of the foregoing and the composition of our board of directors prior to April 2013, our board of directors had concluded that the benefits of separate committees and retaining an individual who qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, would be outweighed by the costs involved.  In April 2013, our board of directors created a separately-designated audit committee and a separately-designated compensation committee, each of which was comprised solely of independent directors.  Due to the resignation of two directors, effective February 4, 2014, the full board of directors acts as the compensation committee.  In addition, the board of directors adopted a policy whereby nominations to the board or directors are either selected, or recommended for the board of directors’ selection, by a majority of the board’s independent directors.  The board felt that such a policy would provide sufficient structure to the nomination process and that a separate stand-alone nominating committee would therefore not be required at the present time.

The Audit Committee, which met four times in 2014, monitors our financial reporting standards and practices and our internal financial controls to ensure compliance with the policies and objectives established by the board of directors. The committee directly retains and recommends for stockholder approval an independent accounting firm to conduct the annual audit and discusses with our independent accountants the scope of their examinations, with particular attention to areas where either the committee or the independent accountants believe special emphasis should be directed. The committee reviews the quarterly and annual financial statements and the annual independent accountants’ report, invites the accountants’ recommendations on internal controls and on other matters, and reviews the evaluation given and corrective action taken by management. It reviews the independence of the accountants and pre-approves audit and permissible non-audit services. Members of the committee are George O. McDaniel III (Chairman) and Kirk Bradley. The third audit committee position remains unfilled.  William P. Lyons, and Harold D. Copperman served on the Audit Committee prior to their resignations from the board in February 2014. Each member of the committee is independent as defined in Rule 10A-3 of the Securities and Exchange Commission and the listing standards of the NASDAQ Stock Market. The board of directors has determined that Mr. McDaniel qualifies as an “audit committee financial expert,” as that term is defined in Regulation S-K of the Securities and Exchange Commission.  The functions and responsibilities of the Audit Committee are described in more detail in the written charter available on our website, www.oink.com.

Due to the resignation of two directors, effective February 4, 2014, the full board of directors is again acting as the compensation committee.  The board oversees our executive and director compensation programs and policies and annually reviews all components of compensation to ensure that our objectives are appropriately achieved. These functions are not delegated to our officers or to third-party professionals, although the board may from time to time retain third-party consultants to provide advice regarding compensation issues.  No such consultants were retained during 2014.  The board also considers input from our executive officers although final decisions regarding executive compensation are made by the board. The board is also responsible for certain administrative aspects of our compensation plans and stock plans, and approves or recommends changes in these plans. It also approves performance targets and grants under our equity incentive plan for our executive officers. The board also reviews officers’ potential for growth and, with the chief executive officer, will be responsible for succession planning. Until the committee was dissolved in February 2014, the members were Harold D. Copperman and William P. Lyons.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the Securities and Exchange Commission. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied in a timely fashion during our fiscal year ended December 31, 2014, except that Kathleen Tobia and William Tobia each failed to file one Form 4 on a timely basis and John Paul DeJoria, a 10% stockholder, failed to file a Form 3 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

Named Executive Officer Compensation

Summary Compensation Table.  The following table (Table I) shows all compensation paid or granted, during or with respect to the 2014, 2013 and 2012 fiscal years to (i) our chief executive officer, (ii) our chief financial officer, (iii) the three other most highly-compensated executive officers, other than the CEO and CFO, whose total compensation during 2014 exceeded $100,000 and who were serving as executive officers as of December 31, 2014 and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to clause (iii) but for the fact that the individual was not serving as an executive officer of the Company as of December 31, 2014.  (Persons in this group are referred to individually as a “named executive officer” and collectively as the “named executive officers,” and, unless otherwise noted, the titles listed are the titles held as of the end of the 2014 fiscal year.)

TABLE I

2012-2014 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (a) ($)	Option Awards (b) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jo Webber, Chief Executive Officer (c)	2014 2013 2012	350,000 363,377 275,819	- - 100,000	- - -	- 572 378,957	- - -	- - 20,000	350,000 363,949 774,776
Joseph P. Dwyer, Chief Financial Officer (d)	2014 2013 2012	250,000 254,414 28,458	- - -	1,400,000 - -	- - 297,287	- - -	- - -	1,650,000 254,414 326,132
Pradeep Ittycheria, Chief Technology Officer (e)	2014 2013 2012	230,772 233,578 198,905	- - 23,000	- - -	- 191 189,479	- - -	- - -	230,772 233,769 411,384
Laura Janke Jaeger, Former General Counsel (f)	2014 2013 2012	146,506 185,104 -	- - -	- - -	- 112,420 -	- - -	112,500 - -	259,006 297,524 -

(a)
Mr. Dwyer was granted 2,000,000 shares of restricted common stock on November 24, 2014 at a value of $0.70 per share, which restricted stock vests over a three year period beginning on the first anniversary of the date of grant.  There were no other stock or option grants to the named executive officers during the fiscal year ended December 31, 2014.

(b)
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

(c)	Dr. Webber was appointed as President and Chief Executive Officer on March 1, 2012.

(d)	Mr. Dwyer was appointed Chief Financial Officer on November 26, 2012.

(e)	Mr. Ittycheria was appointed as our Chief Technology Officer on January 30, 2012.

(f)
Ms. Jaeger commenced employment with the Company on a part-time basis on February 25, 2013 and became a full-time employee and was appointed General Counsel on June 12, 2013.  On September 11, 2014, the Company and Ms. Jaeger agreed that she would cease to serve as the General Counsel but would continue to provide services as a non-executive employee of the Company.

Grants of Plan-Based Awards Table.  The following table (Table II) shows all plan-based equity and non-equity grants made by Virtual Piggy, Inc. during the 2014 fiscal year end to the named executive officers.  The Company did not have a bonus plan for the 2014 fiscal year end and not make any option grants to its named executive officers during the 2014 fiscal year end.

TABLE II
2014 GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares (#)(a)	Grant Date Fair Value of Stock Awards ($)
		Threshold ($)	Target ($)	Maximum ($)

Jo Webber		-	-	-	-	-

Joseph P. Dwyer		-	-	-	2,000,000	1,400,000

Pradeep Ittycheria		-	-	-	-	-

Laura Janke Jaeger		-	-	-	-	-

(a)
Effective as of November 24, 2014, the Company granted Mr. Dwyer 2,000,000 shares of restricted common stock, which restricted stock vests over a three year period beginning on the first anniversary of the date of grant.

Outstanding Equity Awards at Fiscal Year-End Table.  Shown in Table III below is information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2014.

TABLE III
OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR END

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options/ warrants (#) Exercisable	Number of securities underlying unexercised options/ warrants (#) Unexercisable (a)	Option/ warrant exercise price ($)	Option/ warrant expiration date	Equity incentive plan awards: number of unearned shares that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares that have not vested ($)
Jo Webber	3,000,000	-	0.04	3/2/2017	-	-
	100,000	-	0.75	6/1/2016	-	-
	400,000	-	0.90	11/15/2015	-	-
	1,333,333	666,667	0.65	3/30/2017
Joseph P. Dwyer	-	-	-	-	2,000,000	1,400,000
Pradeep Ittycheria	500,000	-	0.04	3/2/2017	-	-
	1,142,858	-	0.04	3/11/2016	-	-
	200,000	-	0.90	11/15/2015	-	-
	666,667	333,333	0.65	3/30/2017	-	-
Laura Janke Jaeger	41,666	83,334	1.07	2/25/2018	-	-
	72,912	52,088	1.07	2/25/2018	-	-
	33,333	66,667	2.00	8/26/2018	-	-

(a)
Each unvested option in the table above is vesting in three equal installments from the original date of grant; provided that Ms. Jaeger’s option to purchase 125,000 shares is vesting in twelve equal quarterly installments from the grant date, Ms. Jaeger’s second option to purchase 125,000 shares is vesting in three equal annual installments from the date of her full time employment (June 12, 2013) and Ms. Jaeger’s option to purchase 100,000 shares is vesting in three equal installments on January 1, 2014, 2015 and 2016.

2014 Option Exercises and Stock Vested

No named executive officers exercised stock options or warrants during 2014 and no named executive officers held restricted stock that vested during 2014.

Narrative Disclosure to Compensation Tables

Effective April 20, 2015, in an effort to conserve cash on a short-term basis, the Company’s Board of Directors elected to defer paying certain executive officer salary amounts until the earliest of (i) a change of control of the Company, (ii) a bankruptcy filing by the Company, (iii) termination of the executive officer’s employment or (iv) such other time as the Board determines.  In connection with the foregoing, Dr. Webber is deferring 100% of her salary, and Mr. Dwyer and Mr. Ittycheria are deferring 50% of their respective salaries.

Employment Agreements

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

On November 26, 2012, we entered into an employment letter with Joseph Dwyer to serve as Chief Financial Officer. His employment letter provides for a base annual salary of $250,000, in addition to incentive compensation based on meeting mutually agreeable goals, along with four weeks of paid vacation. In the event that the Company terminates his employment involuntarily, he will receive severance compensation of six months base salary along with six months of medical benefit coverage. Mr. Dwyer was also granted an option to purchase 1,000,000 shares of common stock, with an exercise price of $1.20 per share, vesting over a three year period.  Effective as of November 24, 2014, we and Mr. Dwyer mutually agreed to cancel the option to purchase 1,000,000 shares of common stock and Mr. Dwyer was granted 2,000,000 shares of restricted common stock, which restricted stock vests over a three year period beginning on the first anniversary of the date of grant.

On August 26, 2013, we entered into an amended employment letter with Laura Janke Jaeger to serve as General Counsel. Her employment letter provided for a base annual salary of $225,000, in addition to incentive compensation based on meeting mutually agreeable goals, along with four weeks of paid vacation.  Ms. Jaeger was also granted an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $2.00 per share, vesting over a three year period. On September 11, 2014, we and Ms. Jaeger agreed that she would cease to serve as General Counsel but would continue to provide services as a non-executive employee of the Company.  Pursuant to the amended employment letter, Ms. Jaeger received severance compensation of six months base salary plus certain additional benefits.

If each of our executive officers had been terminated without cause on December 31, 2014, they would have been entitled to severance and related benefits valued as follows: (i) Dr. Webber – $274,586, (ii) Mr. Dwyer – $147,730, and (iii) Mr. Ittycheria – $127,459.

2014 Restricted Stock Grants

Effective as of November 24, 2014, our board of directors and Joseph Dwyer agreed to cancel the option to purchase 1,000,000 shares of common stock granted to Mr. Dwyer by the board on November 26, 2012.  At that time, the board granted Mr. Dwyer 2,000,000 shares of restricted stock under the 2013 Plan, which restricted stock vests annually over a three year period.

2014 Warrant Amendments

On February 26, 2014, the board of directors approved amendments extending the term of certain outstanding warrants held by Jo Webber and Pradeep Ittycheria.  Specifically, the board of directors authorized the extension by two years of the expiration date of warrants to purchase: (i) 100,000 shares at $0.75 per share held by Dr. Webber from June 1, 2014 to June 1, 2016 and (ii) 1,142,858 shares at $0.04 per share held by Mr. Ittycheria from March 11, 2014 to March 11, 2016.

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

Compensation Discussion and Analysis

Virtual Piggy is a development stage company that has generated limited revenue to date and has directed its resources to building out its Oink platform, which delivers an online ecommerce solution for the family.  As such, the compensation approach and emphasis for our senior executives more closely resembles that typical of an early stage enterprise than that of a large public company.  Although we have added more structure to the overall executive compensation program as Virtual Piggy matures, many of our senior executives have been compensated largely on the basis of negotiated employment agreements.  These agreements were negotiated on an arms-length basis in an effort to induce those executives to join Virtual Piggy.  Furthermore, the relatively early-stage nature of the company and lack of cash resources resulted in a significant portion of senior executive compensation being in the form of equity, rather than in cash or traditional bonus or non-equity incentive plans.  We submitted the compensation of our named executive officers for advisory approval at our 2014 annual meeting of stockholders in accordance with applicable SEC rules.  Over 90% of votes cast were voted in favor of our executive officer compensation.  However, we will continue to be mindful of the results of future stockholder advisory votes as the company matures and our executive compensation program evolves.

Overview

Our Compensation Committee, which was previously comprised of three independent non-employee directors, but since February 2014 has been administered by the full board of directors, has formulated a compensation philosophy that is designed to enable us to attract, retain, and reward capable employees who can contribute to the success of Virtual Piggy, principally through a combination of (1) base salaries, (2) annual incentive opportunities, and (3) longer-term incentive opportunities for senior management.  We believe that implementation of a system of compensation that emphasizes performance-based compensation provides a strong alignment to stockholders’ interests.  Five key principles serve as the guiding framework for compensation decisions for all executive officers of Virtual Piggy:

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

Annual Incentive Program.  Prior to 2013, the company did not have a formal annual incentive program.  However, during 2013, the Compensation Committee determined that an annual incentive program would be beneficial to provide incentives to senior executives to achieve key annual corporate goals.  The Company did not formulate an annual incentive program for 2014 and has not yet formulated an incentive compensation plan for 2015.

The Compensation Committee also assesses whether to pay discretionary bonuses to our employees including senior executives either in cash or stock based upon performance. Payment of the performance bonuses is at the sole discretion of the Compensation Committee and is not based on specific metrics, although the Compensation Committee bases its decisions on numerous factors, including overall corporate and personal performance.  No such discretionary bonuses were paid for 2014.

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

Compensation Committee Report

Effective February 4, 2014, the full Board of Directors is acting in the capacity of the Compensation Committee.  The board of directors reviewed and discussed the above Compensation Discussion and Analysis (“CD&A”) with the Company’s management. Based on the review and discussions, the board of directors recommended that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

— Jo Webber
— Ernest Cimadamore
— Darr Aley
— Kirk Bradley
— George O. McDaniel III
— William J. Tobia

DIRECTOR COMPENSATION

Director Compensation Table.  The following table shows all compensation paid or granted, during or with respect to the 2014 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Virtual Piggy, Inc. during 2014.

2014 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards($)	Total ($)

Darr Aley (a)	18,750	-	-	18,750
Kirk Bradley (b)	20,625	-	-	20,625
Ernest Cimadamore (c)	100,000	-	-	100,000
Harold Copperman (d)	9,375	-	-	9,375
William P. Lyons (e)	9,375	-	-	9,375
George O. McDaniel III (f)	20,625	-	-	20,625
William J. Tobia (g)	18,750	-	-	18,750

(a)	At December 31, 2014, Mr. Aley held in the aggregate options to purchase a total of 250,000 shares of common stock.

(b)	At December 31, 2014, Mr. Bradley held in the aggregate options and warrants to purchase a total of 339,286 shares of common stock.

(c)
Mr. Cimadamore is an employee of Virtual Piggy and acts as our Corporate Secretary.  Amounts set forth in the table above with respect to cash compensation reflect amounts paid to him in his capacity as an employee. Mr. Cimadamore is not separately compensated for his service on the board of directors.  At December 31, 2014, Mr. Cimadamore held in the aggregate options to purchase 775,000 shares of common stock.  In April 2015, Mr. Cimadamore’s employment with the Company was terminated, but he continues to serve as a director and as secretary of the Company.

(d)
At December 31, 2014, Mr. Copperman held in the aggregate options to purchase a total of 250,000 shares of common stock.  On February 4, 2014, Mr. Copperman resigned from the board of directors, effective immediately.

(e)
At December 31, 2014, Mr. Lyons held in the aggregate options to purchase a total of 250,000 shares of common stock. On February 4, 2014, Mr. Lyons resigned from the board of directors, effective immediately.

(f)	At December 31, 2014, Mr. McDaniel held in the aggregate options and warrants to purchase 1,255,500 shares of common stock.

(g)
At December 31, 2014, Mr. Tobia held in the aggregate options to purchase a total of 350,000 shares of common stock.  At December 31, 2014, Mr. Tobia’s spouse held in the aggregate options and warrants to purchase a total of 250,000 shares of common stock.

Narrative Disclosure to Directors Compensation Table

We pay our non-employee directors an annual retainer of $25,000. We also pay an annual retainer of $10,000 each to the Audit Committee and Compensation Committee chairmen. We pay an annual retainer of $2,500 to each other Audit Committee and Compensation Committee members.  However, effecting September 30, 2014, cash payments to directors were suspended to conserve cash.

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not grant any options or shares of restricted stock to our non-employee directors during 2014.

In February 2015, the Company granted to its non-employee directors options to purchase 200,000 shares of its common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of April 10, 2015, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the company.

Name and Address of Beneficial Owners	Class of Stock	Amount and Nature of Beneficial Ownership	Percent of Class(a)

John Paul Dejoria Family Trust 1888 Century Park East, Suite 1600 Century City, CA 90067	Common Series A Cumulative Convertible Preferred Series B Cumulative Convertible Preferred	23,942,456 (b) 10,000 22,223	19.5% 9.2% 78.3%

Peter S. Pelullo 630 West Germantown Pike, Suite 180 Plymouth Meeting, PA 19462	Common	16,961,840 (c)	14.2%

(a) This table has been prepared based on 119,117,626 shares of our common stock, 108,600 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on April 10, 2015.

(b) Consists of 10,010,555 shares of common stock, 277,778 shares underlying warrants exercisable at $3.00 per share, 1,000,000 shares underlying warrants exercisable at $1.00 per share, 66,666 shares underlying options exercisable at $1.55 per share, 2,222,300 shares underlying warrants exercisable at $1.00 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,000,000 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.  Based in part upon information filed on Schedule 13G filed by John Paul Dejoria, The John Paul DeJoria Family Trust and The JP’s Nevada Trust filed with the SEC on October 8, 2014.

(c) Consists of 4,792,858 shares of common stock held in the name of Mr. Pelullo, 11,576,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, 342,857 shares underlying warrants exercisable at $0.75 per share, and 250,000 shares underlying options exercisable at $0.70 per share held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo. Based in part upon information filed with the SEC on Schedule 13D/A (Amendment No. 1) filed by Mr. Pelullo on March 5, 2015.  Mr. Pelullo is a former officer and director of Virtual Piggy and may be deemed to be a promoter of Virtual Piggy.

The following table shows beneficial ownership of Virtual Piggy common stock as of April 10, 2015, by our directors and our executive officers named in the compensation tables in this proxy statement and by all current directors and executive officers as a group.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (a)	Percentage of Shares Outstanding (a)
Jo Webber	9,450,000 (b)	7.6%

Ernest Cimadamore	1,266,666 (c)	1.1%

Darr Aley	237,555 (d)	*

Kirk Bradley	1,599,968 (e)	1.3%

George O. McDaniel III	5,340,571 (f)	4.5%

William J. Tobia	520,909 (g)	*

Joseph Dwyer	2,000,000 (h)	1.7%

Pradeep Ittycheria	3,914,287(i)	3.2%

Laura Janke Jaeger	243,742 (j)	*

All current directors and executive officers as a group (8 persons)	24,573,698	18.64%

*Represents beneficial ownership of less than one percent of the Virtual Piggy common stock outstanding.

(a) This table has been prepared based on 119,117,626 shares of our common stock outstanding on April 10, 2014.  The address for each person listed above is c/o Virtual Piggy, Inc., 1221 Hermosa Avenue, Suite 210, Hermosa Beach, CA 90254.

(b) Consists of 3,950,000 shares of common stock, 100,000 shares underlying warrants exercisable at $0.75 per share, 3,000,000 shares underlying options exercisable at $0.04 per share, 400,000 shares underlying options exercisable at $0.90 per share, and 2,000,000 shares underlying options exercisable at $0.65 per share.

(c)  Includes 250,000 shares underlying options exercisable at $0.75 per share, 250,000 shares underlying options exercisable at $0.90 per share, 250,000 shares underlying options exercisable at $0.65 per share and 16,666 shares underlying options exercisable at $1.01 per share.  Also includes 500,000 shares held by Toria, Inc., of which Mr. Cimadamore is a beneficial owner.

(d) Consists of 4,223 shares of common stock, 200,000 shares underlying options exercisable at $1.79 per share and 33,332 shares underlying options exercisable at $1.85 per share.

(e)  Consists of 1,433,302 shares of common stock and 166,666 shares underlying options exercisable at $1.85 per share.

(f) Consists of 3,269,428 shares of common stock, 250,000 shares underlying warrants exercisable at $0.50 per share, 83,333 shares underlying options exercisable at $1.10 per share, 555,500 shares underlying warrants exercisable at $1.00 per share, 5,555 shares of Series B convertible preferred stock, convertible into 555,500 shares of common stock, 68,460 shares held jointly with spouse and 558,350 shares over which Mr. McDaniel has dispositive power.

(g) Consists of 5,912 shares of common stock, 100,000 shares underlying options exercisable at $0.75 per share and 166,666 shares underlying options exercisable at $1.85 per share.  Also consists of the following shares held by Mr. Tobia’s spouse: 80,000 shares of common stock, 10,000 shares underlying options exercisable at $0.75 per share, 75,000 shares underlying options exercisable at $0.65 per share, 6,666 shares underlying options exercisable at $0.99 per share, 33,332 shares underlying options exercisable at $1.43 per share, 40,000 shares underlying warrants exercisable at $0.50 per share, and 3,333 shares underlying options exercisable at $1.05.

(h) Consists of 2,000,000 shares of restricted stock.

(i) Consists of 1,071,429 shares of common stock, 1,142,858 shares underlying warrants exercisable at $0.04 per share, 500,000 shares underlying options exercisable at $0.04 per share, 200,000 shares underlying options exercisable at $0.90 per share and 1,000,000 shares underlying options exercisable at $0.65 per share.

(j) Consists of 177,076 shares underlying options exercisable at $1.07 per share and 66,666 shares underlying options exercisable at $2.00 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2014:

TABLE IV
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (col. a)	Weighted-average exercise price of outstanding options, warrants and rights (col. b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (col. c)
Equity compensation plans approved by security holders: (a)	18,090,827	$0.69	1,392,505

Equity compensation plans not approved by security holders: (b)	580,000	$0.93	0

Total	18,670,827	$0.70	1,392,505

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Represents warrants issued in exchange for services.

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

During the years ended December 31, 2014, 2013 and 2012, Peter Pelullo was paid for consulting and travel expenses to provide strategic advice to the Company.   Consulting fees paid during the years ended December 31, 2014, 2013 and 2012 were $0, $130,000 and $187,000, respectively. Reimbursable business expenses of $5,927, $41,459 and $76,383 were paid during the years ended December 31, 2014, 2013 and 2012, respectively.

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

In September 2012, the Company entered into a consulting agreement with Inspire Ventures LLC, which is partly owned by Darr Aley, one of our directors.  The agreement granted this company an option to purchase 100,000 shares of common stock on the date on which the agreement was executed.  The options were valued at $81,697 and expensed in 2012.  Additionally, the agreement set forth the terms under which this company could earn additional stock options based on achieving milestones related to merchant acquisition.  No additional compensation was earned, and this agreement expired in November 2012.  The option to purchase the 100,000 shares of common stock expired on September 15, 2014.

Scott McPherson’s (former Chief Financial Officer) accounting firm, McPherson, CPA, PLLC provided accounting services to the Company.  In 2014, 2013 and 2012, we paid to McPherson CPA, PLLC, aggregate fees in the amount of 124,950, $152,800 and $143,800, respectively.

On December 19, 2011, we entered into a securities purchase agreement with Kirk Bradley, a member of our board of directors, pursuant to which we sold to Mr. Bradley 625,000 units in consideration of gross cash proceeds of $500,000. Each unit was initially sold for a purchase price of $0.80 and consisted of: (i) two shares of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock. As a result, we issued an aggregate of 1,250,000 shares of common stock and warrants to purchase an aggregate of 625,000 shares of common stock. The warrants are exercisable for a term of two years at an original exercise price at $0.60 per share. On January 11, 2012, we revised the terms of the offering to reflect: (i) a reduction in the per unit purchase price from $0.80 to $0.70, (ii) an increase in the amount of units offered, and (iii) a reduction in the warrant exercise price from $0.60 per share to $0.50 per share. On February 9, 2012, we entered into an amendment agreement with Mr. Bradley, pursuant to which we agreed to amend the terms of Mr. Bradley’s securities purchase agreement to reflect the new offering terms resulting in the issuance of an additional 178,572 shares of common stock and warrants to purchase an additional 89,286 shares of common stock. In addition, the exercise price of Mr. Bradley’s warrants was reduced from $0.60 per share to $0.50 per share. During 2013, the terms of Mr. Bradley’s warrants were extended by one year.  The warrants to purchase 625,000 shares of common stock expired on December 20, 2014 and the warrants to purchase 89,286 shares of common stock expired on January 15, 2015.  Mr. Bradley also receives compensation from the Company as an independent member of our board of directors.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions. However, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5005(a)(19) and 5605(a)(2) of the rules of the NASDAQ Stock Market.  Based on the foregoing, we believe that Darr Aley, Kirk Bradley, George O. McDaniel III and William J. Tobia each qualify as an “independent director” pursuant to such rules.  In addition our former directors who served during 2014, William P. Lyons and Harold D. Copperman also qualified as independent directors.  Jo Webber and Ernest Cimadamore are employees of Virtual Piggy and are therefore not “independent directors” pursuant to such rules.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND DISCLOSURES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2014 and 2013 were $77,830 and $65,390, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2014 and 2013, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2014 and 2013, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2014 and 2013, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

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

There were no audit-related, tax and other services provided by Morison Cogen, LLP in fiscal year 2014.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. #333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

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

10.1*
Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit
10.2 to the Company’s registration statement on Form S-1 (Reg. #333-152050) filed with the Commission on
July 1, 2008).

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

10.5*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. #333-152050) filed with the Commission on July 1, 2008).

10.6*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

23.1†	Consent of Morison Cogen LLP

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith
† Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Virtual Piggy, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.

Date: April 30, 2015	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer
(duly authorized officer and principal financial and accounting officer )