Form 10-Q
period 2015-03-31
VIRTUAL PIGGY, INC.
filed 2015-05-11
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  119,117,626 shares of common stock outstanding at May 8, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,455,824	$1,652,392
Accounts receivable	7,550	7,607
Prepaid expenses	326,539	591,929

TOTAL CURRENT ASSETS	1,789,913	2,251,928

PROPERTY AND EQUIPMENT
Computer equipment	112,958	109,978
Furniture and fixtures	79,634	79,634
Leasehold improvements	81,659	81,659
	274,251	271,271
Less: accumulated depreciation	(110,727)	(91,742)
	163,524	179,529

OTHER ASSETS
Deposit	39,230	46,483
Patents and trademarks, net of accumulated
amortization of $83,772 and $75,292	655,791	636,230
	695,021	682,713

TOTAL ASSETS	$2,648,458	$3,114,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$888,989	$829,372
Deferred revenue	7,892	2,685
Preferred stock dividend liability	988,254	723,649
Notes payable	2,000,000	-

TOTAL CURRENT LIABILITIES	3,885,135	1,555,706

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares issued and outstanding at March 31, 2015 and
December 31, 2014	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares issued and outstanding at March 31, 2015 and
December 31, 2014	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,117,626 shares issued and outstanding at
March 31, 2015 and December 31, 2014	11,912	11,912

Additional paid in capital	53,992,499	53,458,324

Accumulated deficit	(55,503,982)	(52,060,191)

Cumulative translation adjustment	262,880	148,405

STOCKHOLDERS' EQUITY (DEFICIT)	(1,236,677)	1,558,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,648,458	$3,114,170

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months
	Ended March 31,
	2015	2014

SALES	$4,109	$425

OPERATING EXPENSES
Sales and marketing	889,237	1,197,412
Product development	590,870	885,974
Integration and customer support	61,838	187,039
General and administrative	1,492,252	1,217,303
Strategic consulting	135,000	-
Total operating expenses	3,169,197	3,487,728

NET OPERATING LOSS	(3,165,088)	(3,487,303)

OTHER INCOME (EXPENSE)
Interest income	149	1,502
Interest expense	(14,247)	(94,280)
Change in fair value of embedded derivative liability	-	(2,185,375)
	(14,098)	(2,278,153)

NET LOSS	(3,179,186)	(5,765,456)

Less: Deemed dividend distributions	-	(2,366,419)

Less: Accrued preferred dividends	(264,605)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,443,791)	$(8,131,875)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,117,626	114,818,293

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Comprehensive Loss
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the three months
	Ended March 31,
	2015	2014

NET LOSS	$(3,179,186)	$(5,765,456)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustments, net of tax	114,475	(17,580)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS), net of tax	114,475	(17,580)

COMPREHENSIVE LOSS	$(3,064,711)	$(5,783,036)

See notes to accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Periods from January 1, 2015 to March 31, 2015
(Unaudited)

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional		Cumulative
	Number of		Number of		Number of		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance December 31, 2014	108,600	$11	28,378	$3	119,117,626	$11,912	$53,458,324	$(52,060,191)	$148,405	$1,558,464

Revaluation of options and warrants	-	-	-	-	-	-	228,743	-	-	228,743
Issuance of options for services	-	-	-	-	-	-	190,364	-	-	190,364
Issuance of equity for services	-	-	-	-	-	-	115,068	-	-	115,068
Accrued preferred dividend	-	-	-	-	-	-	-	(264,605)	-	(264,605)
Net loss	-	-	-	-	-	-	-	(3,179,186)	0	(3,179,186)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	114,475	114,475

Balance March 31, 2015	108,600	$11	28,378	$3	119,117,626	11,912	53,992,499	(55,503,982)	262,880	(1,236,677)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,179,186)	$(5,765,456)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of warrants issued in exchange for services	-	-
Fair value of options issued in exchange for services	190,364	288,551
Fair value of stock issued in exchange for services	115,068	-
Revaluation of options and warrants	228,743	-
Change in fair value of embedded derivative liability	-	2,185,375
Accretion of discount on notes payable	-	86,087
Depreciation and amortization	28,719	18,518
Loss on abandonment of patents and disposal of fixed assets	895	8,109
(Increase) decrease in assets
Accounts receivable	57	(285)
Prepaid expenses	265,390	(55,293)
Deposits	7,253	(228,831)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	59,617	(553,194)
Deferred revenue	5,207	-

Net cash used in operating activities	(2,277,873)	(4,016,419)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,129)	(51,751)
Patent and trademark costs	(28,041)	(54,624)

Net cash used in investing activities	(33,170)	(106,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	2,000,000	-
Repayment of note payable	-	(1,000,000)
Proceeds from issuance of preferred stock and warrants	-	5,045,000
Proceeds from exercise of options and warrants	-	100,000
Proceeds from exercise of warrants	-	2,521,143
Stock issuance costs	-	(170,165)

Net cash provided by financing activities	2,000,000	6,495,978

EFFECT OF EXCHANGE RATE ON CASH	114,475	(17,580)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(196,568)	2,355,604

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,652,392	1,752,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,455,824	$4,108,065

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Interest paid	$-	$8,193
Fair value of beneficial conversion value as discount against Preferred Stock	$-	$1,648,825
Fair value of warrant liability as discount against Preferred Stock	$-	$1,547,925
Accretion of discount on preferred stock as deemed distribution	$-	$1,648,825
Deemed dividend distribution in conjunction with warrant exchange	$-	$717,594
Accrued preferred dividend	$264,605	$-

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Virtual Piggy is a technology company that delivers an online ecommerce solution for the family. Its system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Its system is designed to allow the child to transact online without a credit card by gaining the parent’s permission ahead of time and allowing the parent to set up the rules of use and authorized spending limits. The Company’s principal office is located in Hermosa Beach, California.

Virtual Piggy’s technology, branded as “Oink,” enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013, and now has the capability to offer and deliver gift cards.

The Company secures agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allows it to offer its Oink service to its user base. A number of retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is continuing to add merchants which provides more opportunities for its registered systems users to purchase products online.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue operations and operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

It is management’s opinion that all adjustments necessary for the fair statement of the results for interim periods have been made, and disclosures have been made of so as to not make such financial information misleading.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $20,239 and $8,389 for the three months ended March 31, 2015 and 2014, respectively, and is included in general and administrative expenses.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $109,549 and $53,628 for the three months ended March 31, 2015 and 2014, respectively. These costs are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $590,870 and $885,974 for the three months ended March 31, 2015 and 2014, respectively.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the each of the quarters presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Management is assessing the impact of the adoption to the financial statements.

Reclassifications
Certain amounts in the 2014 financial statements have been reclassified in order for them to be in conformity with the 2015 presentation.

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

The Company’s current monetization model is to derive a percentage of all revenues generated by online merchants using the Oink service. Merchants are billed at the end of each month for all transactions that have been processed by the Company on their behalf in the prior month.  As the merchant base and consumer base grows, and as the trend to higher online spending levels continues, the Company expects to generate additional revenue to help support operations.

As of May 8, 2015, the Company had a cash position of approximately $1.6 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through June 2015.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At March 31, 2015 and December 31, 2014, capitalized patent and trademark costs, net of accumulated amortization, were $655,791 and $636,230.  Amortization expense for patents and trademarks was $8,480 and $10,129 for the three months ended March 31, 2015 and 2014, respectively.

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

The Notes are recorded as a current liability as of March 31, 2015.  Interest accrued on the notes during the quarter ended March 31, 2015 was $14,247.

During the three months ended March 31, 2015 and 2014, $14,247 and $86,807 was recorded as interest expense.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2015 and 2014.

As of December 31, 2014, the Company had net operating loss carry forwards approximating $48 million.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2015, and there was no accrual for uncertain tax positions as of March 31, 2015.  Tax years 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2015 and 2014, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

In accordance with FASB ASC 480 and 815, the Series A Preferred Stock has been classified as permanent equity and was valued at $3,396,175, net of the beneficial conversion feature of $1,648,825, at January 27, 2014.

The conversion feature of the Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at March 31, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion price of the Series A Preferred Stock is subject to anti-dilution adjustment and was subsequently reduced from $1.00 to $0.90 per share, resulting from the issuance by the Company of Series B Preferred Stock with a conversion price of $0.90 per share.

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at March 31, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Virtual Piggy, Inc.
Notes to the Financial Statements

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at March 31, 2015. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion price of the Series B Preferred Stock is currently $0.90 per share, subject to anti-dilution adjustment. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

As of March 31, 2015, the value of the cumulative 8% dividends for all preferred stock was $988,254. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a non-current liability.

NOTE 8 – STOCKHOLDERS’ EQUITY

Private Placements of Securities

In February 2014, options and warrants to purchase 50,000 shares of the Company’s common stock were exercised at an exercise price of $0.50 per share for net proceeds to the Company of $25,000.

In March 2014, options and warrants to purchase 100,000 shares of the Company’s common stock were exercised at an average exercise price of $0.75 per share for net proceeds to the Company of $75,000.

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

Extension of Warrants and Options

In February 2014, the Company extended the term of warrants previously granted to two of its executive officers, which included 1,142,588 warrants exercisable at $0.04 per share and 100,000 warrants exercisable at $0.75 per share, for an additional two years.  The increase in fair value of this term extension was $28,663 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions: no dividend yield, expected volatility of 89.3% to 89.5%, risk free interest rate of 0.33%, and expected warrant life of 2 years.

Virtual Piggy, Inc.
Notes to the Financial Statements

In February 2015, the Board of Directors of the Company approved amendments extending the term of outstanding warrants to purchase in the aggregate 3,877,970 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $1.00 per share.  These warrants were scheduled to expire at various dates during 2015 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from February 23, 2016 to December 28, 2016. The increase in fair value of this term extension was $219,051 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended warrants: no dividend yield, expected volatility of 95.1%, risk free interest rate of 0.33%, and expected warrant life of 1.28 years.

In February 2015, the Company extended options previously granted to two of its executive officers, which included 3,500,000 options exercisable at $0.04 per share.  The increase in fair value of this term extension was $9,692 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions: no dividend yield, expected volatility of 96.4%, risk free interest rate of 0.64%, and expected option life of 2 years.

Issuance of Restricted Shares

In November, 2014, one of the Company’s executive officers voluntarily terminated his option grant of 1,000,000 shares. The Company issued to such executive a replacement grant of 2,000,000 shares of restricted stock which vest annually over a three year period pursuant to the Company’s 2013 Equity Incentive Plan. The shares were valued at the closing stock price on the date of issuance which was $0.70, valuing the shares at $1.4 million, fair value, which are being expensed over the vesting term. The expense recorded for the three months ended March 31, 2015 was $115,068.

NOTE 9 - STOCK OPTIONS AND WARRANTS

 During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2015, options to purchase 13,446,662 shares of common stock have been issued and are unexercised, and 1,036,671 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2015, under the 2013 Plan grants of restricted stock and options to purchase 4,585,832 shares of common stock have been issued and are unvested or unexercised, and 414,168 shares of common stock remain available for grants under the 2013 Plan.

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

Prior to January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the historical volatility of the Company’s stock price.

Virtual Piggy, Inc.
Notes to Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2015:

Risk-free interest rate	1.53%
Expected volatility	94%
Expected life (in years)	5.0
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$0.34

The following table summarizes the activities for our stock options for the three months ended March 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	16,670,827	$0.78
Granted	910,000	$0.48
Exercised	-	$-
Forfeited/canceled	(516,670)	$1.06
Expired	(451,663)	$1.58
Balance as of March 31, 2015	16,612,494	$0.73	2.5	$1,085
Exercisable as of March 31, 2015	12,899,979	$0.67	2.0	$1,085
Exercisable as of March 31, 2015 and expected to vest thereafter	16,612,494	$0.73	2.5	$1,085

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.35 for our common stock on March 31, 2015.

This table excludes the issuance of 2,000,000 shares of restricted stock.

During the three months ended March 31, 2015, the weighted average fair value of stock options granted during the period was $310,406.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three months ended March 31, 2015 and 2014, the Company expensed $305,432 and $288,551, respectively relative to the fair value of stock options granted.

As of March 31, 2015, there was $1,277,457 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Virtual Piggy, Inc.
Notes to Financial Statements

The following table summarizes the activities of our unvested stock options for the three months ended March 31, 2015:

	Unvested Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2014	4,663,767	$0.98	$0.40
Granted	910,000	$0.48	$0.34
Cancelled/Forfeited	(425,004)	$0.96	$0.34
Expired	-	$-	$-
Vested	(1,436,248)	$0.78	$0.26
Unvested stock options at March 31, 2015	3,712,515	$0.93	$0.45	2.17

The following table summarizes the activities for our warrants for the three months ended March 31, 2015:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	26,631,410	$1.01
Granted	-	$-
Exercised	-	$-
Forfeited/canceled	-	$-
Expired	(515,714)	$0.50
Balance as of March 31, 2015	26,115,696	$1.02	1.1	$380
Exercisable as of March 31, 2015 and expected to vest thereafter	26,115,696	$1.02	1.1	$380

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.35 for our common stock on March 31, 2015.

All warrants were vested on the date of grant.

NOTE 10 - OPERATING LEASES

Rent expense was $156,677 and $138,843 for the three months ended March 31, 2015 and 2014, respectively.  At March 31, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$65,864
2016	52,701
$118,565

 NOTE 11 – SUBSEQUENT EVENTS

 Effective April 20, 2015, in an effort to conserve cash on a short-term basis, the Company’s Board of Directors elected to defer paying certain executive officer salary amounts until the earliest of (i) a change of control of the Company, (ii) a bankruptcy filing by the Company, (iii) termination of the executive officer’s employment or (iv) such other time as the Board determines.

Virtual Piggy, Inc.
Notes to Financial Statements

In May 2015, the Company issued an additional $940,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 Notes to certain accredited investors.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, filed with the Securities and Exchange Commission.

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

To date we have not generated material revenues.  We currently earn revenue by charging a percentage to the merchant or gaming publisher for each transaction processed. In addition, in the second quarter ended June 30, 2014, we received our first affiliate marketing revenues – a channel we expect to grow in future quarters.  We also expect to see some revenue from partner referral agreements. In 2015, we also expect additional revenue streams, including consumer fees. We charge an annual fee of $10 for an Oink prepaid card product. It is our intention to keep the fees to the consumer as low as possible. We also expect additional revenue from our channel partners as the online gaming side of our business starts to accelerate. As part of our launch of the Oink card with Discover, Discover is paying us basis point fees for every time the cards are presented on the Discover network. While low, these fees are starting to generate revenue.

Strategic Outlook

We believe that the virtual goods market will continue to grow over the long term.  Within the market, we intend to provide services to the online industry to allow merchants to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

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

Our primary strategic objectives are to increase our user base and the engagement level of that base. We plan to achieve that by the addition of several new gaming publishers who are currently in the integration phase and by the introduction of our new prepaid card program backed by Discover. The Oink Discover card is linked to the teens Oink wallet and provides parents with the ability to provide a safe and controlled payment method for their teens. The Oink app gives secure access to parents and teens on family spending and allows parents to easily add funds, monitor spending, remove and select categories and shut down a card if necessary.  We are planning to market our new Discover card offering, our expanded online merchant and gaming network and affiliate marketing programs through a combination of social media programs and co-promotions with publishers merchants and other strategic partners. In addition, our new streamlined teen app was released in the third quarter of 2014 which we believe will drive additional exposure and usage for Oink. As our service grows, we may hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service.  Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, have generated no material revenue and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties in the near term or at all.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended March 31, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the three months ended March 31, 2015 and 2014, we generated revenues of $4,109 and $425, respectively.  Our volume of transactions in the first quarter of 2015 increased 5 times over those from the first quarter of 2014, but remain well below the level necessary to support our operations. As we add merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website.

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

Partner Referrals

In 2014, Oink has signed a number of partnerships with e-commerce platform partners and receives referral fees for any time a merchant or gaming publisher signs up with the partner. Our first revenue from this program was recognized towards the end of the third quarter ended September 2014.

Card Fees

In the fourth quarter of 2014, Oink launched a prepaid card tied to a user’s Oink account. The fees consist of an annual fee and usages fees which will be paid by the card user.  In addition, we receive fees from Discover for each transaction made using the Oink card.

Net Loss

Our net loss attributable to common stockholders decreased $4.7 million to $3.4 million for the three months ended March 31, 2015 compared to $8.1 million for the three months ended March 31, 2014, as a result of decreased expenses and the change in fair value of the embedded derivative liability as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million, or 26% in the first quarter of 2015 to $0.9 million compared with $1.2 million for the first quarter of 2014. During 2015, we decreased our spending on marketing promotions as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $0.3 million, or 33% in the first quarter of 2015 to $0.6 million compared with $0.9 million during the first quarter of 2014. During 2015, we decreased the size of our development staff and relied in part on outside resources for product development work.

Integration and Customer Support

Integration and customer support expenses decreased by $0.1 million, or 67% in the first quarter of 2015 to $0.1 million compared with $0.2 million in 2014. During 2015, we decreased the size of our integration staff.

General and Administrative Expenses

General and administrative expenses increased by $0.3 million, or 23% in the first quarter of 2015 to $1.5 million compared with $1.2 million in the first quarter of 2014. During the first quarter of 2015, we extended the expiration date of certain investor warrants, resulting in a non-cash charge to operations of $219,051.  Additionally, we reported a charge to operations in the first quarter of 2015 of $127,288 to record the impact of foreign currency translation relating to our European operations which are denominated in British pounds.

Strategic Consulting Expenses

Strategic consulting expenses were $0.1 million in the first quarter of 2015 compared with none in the first quarter of 2015. In 2015, we paid fees to an investment banking firm to advise the Company’s board of directors on strategic alternatives.

Liquidity and Capital Resources

Net cash used in operating activities decreased $1.7 million to $2.3 million for the quarter ended March 31, 2015 compared to $4.0 million for the quarter ended March 31, 2014.  The decrease resulted from a lower operating loss, as the Company decreased the size of its staff and reduced operating expenses in an effort to manage its cash flow.

Net cash used in investing activities was $33,170 for the first quarter of 2015, compared with $106,375 for the first quarter of 2014.  The Company reduced cash outlays in 2015 for purchases of property and equipment, along with its costs to secure patents and trademarks.

Net cash provided by financing activities decreased by $4.5 million to $2.0 million for the first quarter of 2015 from $6.5 million for the first quarter of 2014.  Cash provided by financing activities during the first quarter of 2015 consisted of our convertible debt offering of $2 million.  In the first quarter of 2014, cash provided from financing activities consisted of $5.0 million from the proceeds of our preferred stock offering and $2.5 million from the exercise of warrants, offset by the repayment of a $1.0 million note payable.

Subsequent to March 31, 2015, the Company raised gross proceeds of $940,000 through the issuance of its 10% Secured Convertible Promissory Notes due March 2016, to certain accredited investors.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $14.9 million in 2014, net of repayment of the bridge loan, and $2.6 million in 2015 through the sale of our convertible debt.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed until later in 2015 and in 2016. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of May 8, 2015, the Company had a cash position of approximately $1.6 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through June 2015.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

At March 31, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$65,864
2016	52,701
$118,565

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

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” set forth in the Company’s 2014 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.

As of March 31, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. Before you invest you should carefully consider the risks and uncertainties described below and in our 2014 Form 10-K, under the caption “Risk Factors”, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this Quarterly Report on Form 10-Q, our financial statements and related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and our consolidated financial statements and related notes, as well as our Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other information in our 2014 Form 10-K. Readers should carefully review those risks, as well as additional risks described in other documents we file from time to time with the Securities and Exchange Commission.

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

VIRTUAL PIGGY, INC.

Date:	May 11, 2015	By:	/s/ Joseph Dwyer
Joseph Dwyer
Chief Financial Officer (Duly authorized officer and principal financial officer)