Form 10-Q
period 2015-06-30
VIRTUAL PIGGY, INC.
filed 2015-08-10
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  119,267,626 shares of common stock outstanding at August 10, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$409,712	$1,652,392
Accounts receivable	6,544	7,607
Prepaid expenses	412,320	591,929

TOTAL CURRENT ASSETS	828,576	2,251,928

PROPERTY AND EQUIPMENT
Computer equipment	115,522	109,978
Furniture and fixtures	79,634	79,634
Leasehold improvements	81,659	81,659
	276,815	271,271
Less: accumulated depreciation	(131,465)	(91,742)
	145,350	179,529

OTHER ASSETS
Deposit	39,230	46,483
Patents and trademarks, net of accumulated
amortization of $93,566 and $75,292	645,997	636,230
	685,227	682,713

TOTAL ASSETS	$1,659,153	$3,114,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,024,614	$829,372
Deferred revenue	10,361	2,685
Preferred stock dividend liability	1,255,799	723,649
Notes payable-stockholders	2,940,000	-

TOTAL CURRENT LIABILITIES	5,230,774	1,555,706

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at June 30, 2015 and December 31, 2014	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2015 and December 31, 2014	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,267,626 and 119,117,626 shares issued and outstanding at
June 30, 2015 and December 31, 2014	11,927	11,912

Additional paid in capital	54,213,663	53,458,324

Accumulated deficit	(57,905,265)	(52,060,191)

Cumulative translation adjustment	108,040	148,405

STOCKHOLDERS' EQUITY (DEFICIT)	(3,571,621)	1,558,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,659,153	$3,114,170

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

SALES	$5,277	$1,253	$9,386	$1,678

OPERATING EXPENSES
Sales and marketing	509,039	1,490,016	1,398,276	2,687,428
Product development	505,924	818,598	1,096,793	1,704,572
Integration and customer support	58,872	188,102	120,710	375,141
General and administrative	798,833	1,284,536	2,291,085	2,501,839
Strategic consulting	203,500	280,048	338,500	280,048
Total operating expenses	2,076,168	4,061,300	5,245,364	7,549,028

NET OPERATING LOSS	(2,070,891)	(4,060,047)	(5,235,978)	(7,547,350)

OTHER INCOME (EXPENSE)
Interest income	150	2,439	299	3,941
Interest expense	(62,998)	(285)	(77,245)	(94,565)
Change in fair value of embedded derivative liability	-	2,184,750	-	(625)
	(62,848)	2,186,904	(76,946)	(91,249)

NET LOSS	$(2,133,739)	$(1,873,143)	(5,312,924)	(7,638,599)

Less: Deemed dividend distributions	-	(3,489,000)	-	(5,855,419)

Less: Accrued preferred dividends	(267,545)	-	(532,150)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,401,284)	$(5,362,143)	$(5,845,074)	$(13,494,018)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.05)	$(0.05)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,167,626	117,041,436	119,142,626	115,929,864

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

	For the Three Months		For the six months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014

NET LOSS	$(2,133,739)	$(1,873,143)	$(5,312,924)	$(7,638,599)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments, net of tax	(154,840)	(27,472)	(40,365)	(45,052)
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	(154,840)	(27,472)	(40,365)	(45,052)

COMPREHENSIVE LOSS	$(2,288,579)	$(1,900,615)	$(5,353,289)	$(7,683,651)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Periods from January 1, 2015 to June 30, 2015
(Unaudited)

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional		Cumulative
	Number of		Number of		Number of		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance December 31, 2014	108,600	$11	28,378	$3	119,117,626	$11,912	$53,458,324	$(52,060,191)	$148,405	$1,558,464

Revaluation of options and warrants	-	-	-	-	-	-	195,463	-	-	195,463
Issuance of options for services	-	-	-	-	-	-	279,976	-	-	279,976
Issuance of stock for services	-	-	-	-	150,000	15	279,900	-	-	279,915
Accrued preferred dividend	-	-	-	-	-	-	-	(532,150)	-	(532,150)
Net loss	-	-	-	-	-	-	-	(5,312,924)	-	(5,312,924)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(40,365)	(40,365)

Balance June 30, 2015	108,600	$11	28,378	$3	119,267,626	$11,927	$54,213,663	$(57,905,265)	$108,040	$(3,571,621)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,312,924)	$(7,638,599)
Adjustments to reconcile net loss to net cash
used in operating activities
Fair value of options issued in exchange for services	279,976	552,115
Fair value of stock issued in exchange for services	279,915	190,500
Revaluation of options and warrants	195,463	136,663
Change in fair value of embedded derivative liability	-	625
Accretion of discount on notes payable	-	86,087
Depreciation and amortization	59,250	37,728
Loss on abandonment of patents and disposal of fixed assets	895	122,661
(Increase) decrease in assets
Accounts receivable	1,063	(264)
Insurance receivable	-	4,325
Prepaid expenses	179,609	(266,119)
Deposits	7,253	(194,892)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	195,244	(1,025,441)
Deferred revenue	7,676	-

Net cash used in operating activities	(4,106,580)	(7,994,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,693)	(124,045)
Patent and trademark costs	(28,042)	(98,052)

Net cash used in investing activities	(35,735)	(222,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - stockholders	2,940,000	-
Repayment of note payable - stockholders	-	(1,000,000)
Proceeds from issuance of preferred stock and warrants	-	10,860,000
Proceeds from exercise of options	-	75,000
Proceeds from exercise of warrants	-	2,660,429
Stock issuance costs	-	(171,327)

Net cash provided by financing activities	2,940,000	12,424,102

EFFECT OF EXCHANGE RATE ON CASH	(40,365)	(45,052)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,242,680)	4,162,342

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,652,392	1,752,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$409,712	$5,914,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$8,478
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of beneficial conversion value as discount against Preferred Stock	$-	$5,137,825
Fair value of warrant liability as discount against Preferred Stock	$-	$5,137,825
Accretion of discount on preferred stock as deemed distribution	$-	$5,137,825
Deemed dividend distribution in conjunction with warrant exchange	$-	$717,594
Accrued preferred dividend	$532,150	$-
Fair value of stock issued for prepaid expenses	$-	$190,500

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

Virtual Piggy’s technology, branded as “Oink,” enables online businesses to interact and transact with the “Under 18” market in a manner consistent with the Children’s Online Privacy Protection Act (“COPPA”) and other similar international children’s privacy laws.  Oink was launched in the US in 2012 and in the European market in 2013.

The Company secures agreements with merchants, retail and gaming e-commerce platforms and payment processors, which allows it to offer its Oink service to its user base. A number of retailers and gaming companies are using Oink with their e-commerce systems and the Company is in the process of integrating the other signed retailers and gaming companies. The Company is seeking to add merchants which would provide more opportunities for its registered systems users to purchase products online.

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue operations and operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

It is management’s opinion that all adjustments necessary for the fair statement of the results for interim periods have been made, and disclosures have been made so as to not make such financial information misleading.

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

Fair Value of Financial Instruments
The Company’s financial instruments consist of accounts receivable, accounts payable and accrued expenses and notes payable. The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair value because of their short maturities. The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $20,738 and $11,899 for the three months ended June 30, 2015 and 2014 and was $40,976 and $20,288 for the six months ended June 30, 2015 and 2014, and is included in general and administrative expenses.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 – 5
Furniture and fixtures	7
Leasehold improvements	Term of lease

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

Stock-based Payments
The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $25,058 and $123,646 for the three months ended June 30, 2015 and 2014 and were $134,517 and $175,658 for the six months ended June 30, 2015, and 2014 and were are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $505,924 and $818,598 for the three months ended June 30, 2015 and 2014 and were $1,096,794 and $1,704,572 for the six months ended June 30, 2015 and 2014.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the quarters presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2015 and for the three and six months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
As of June 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2016.

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

As of August 7, 2015, the Company had a cash position of approximately $0.5 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through September 30, 2015.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At June 30, 2015 and December 31, 2014, capitalized patent and trademark costs, net of accumulated amortization, were $645,997 and $636,230.  Amortization expense for patents and trademarks were $9,794 and $7,311 for the three months ended June 30, 2015 and 2014 and were $18,274 and $17,440 for the six months ended June 30, 2015, and 2014.

NOTE 4 – NOTES PAYABLE-STOCKHOLDERS

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

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.

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

The Notes are recorded as a current liability as of June 30, 2015.  Interest accrued on the notes during the three and six months ended June 30, 2015 was $62,998 and $77,245, respectively.

Total interest expense for the three and six months ended June 30, 2015 was $62,998 and $77,245, and for the three and six months ended June 30, 2014 was $285 and $94,565, respectively.

NOTE 5 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2015 and 2014.

As of December 31, 2014, the Company had net operating loss carry forwards approximating $48 million.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2015, and there was no accrual for uncertain tax positions as of June 30, 2015.  Tax years 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the six months ended June 30, 2015 and 2014, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The conversion feature of the Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at June 30, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at June 30, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

In October 2014, the Company, pursuant to a Securities Purchase Agreement (the “Series B Purchase Agreement”), issued in a private placement to certain accredited investors, 28,378 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at an original issue price of $90 per share (the “Original Series B Issue Price”) and two-year warrants to purchase 2,837,800 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Series B Warrants”), for an aggregate purchase price of $2,554,020. Pursuant to the Series B Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock and Series B Warrants. Dividends accrue at a rate of 8% and are cumulative.  The Company had incurred and capitalized approximately $24,029 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Series B Preferred Stock has been classified as permanent equity and was valued at $2,178,179, net of the beneficial conversion feature of $375,841, at October 30, 2014.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at June 30, 2015. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

As of June 30, 2015, the value of the cumulative 8% dividends for all preferred stock was $1,255,799. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a non-current liability.

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

Extension and Revaluation of Warrants and Options

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

In April 2015, the Company extended options previously granted to an executive officer, which included 250,000 options exercisable at $0.75 per share and 250,000 options exercisable at $0.90 per share. The increase in fair value of this term extension was $25,175. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions; no dividend yield, expected volatility of 100.9%, risk free interest rate of 0.23% and 0.42%. and expected life of 2 years.

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was a decrease in fair value of $58,455. The Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 102.9% to 113.50%, risk free interest rate of 0.64% to 1.63% and expected life of 2 to 5 years.

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

In November, 2014, one of the Company’s executive officers voluntarily terminated his option grant of 1,000,000 shares. The Company issued to such executive a replacement grant of 2,000,000 shares of restricted stock which vest annually over a three year period pursuant to the Company’s 2013 Equity Incentive Plan. The shares were valued at the closing stock price on the date of issuance which was $0.70, valuing the shares at $1.4 million, fair value, which are being expensed over the vesting term. The expense recorded for the three and six months ended June 30, 2015 was $116,347 and 231,415, respectively.

During the six months ended June 30, 2015, the Company issued a consultant 150,000 shares of the Company’s common stock which were valued at the closing stock price on the date of issuance of $0.27, $0.40 and $0.30, valuing the shares at $48,500 which were expensed immediately.

NOTE 9 - STOCK OPTIONS AND WARRANTS

 During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2015, options to purchase 13,053,325 shares of common stock have been issued and are unexercised, and 1,430,005 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2015, under the 2013 Plan grants of restricted stock and options to purchase 4,011,669 shares of common stock have been issued and are unvested or unexercised, and 988,331 shares of common stock remain available for grants under the 2013 Plan.

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

Virtual Piggy, Inc.
Notes to Financial Statements

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the six months ended June 30, 2015:

Risk-free interest rate	1.22%
Expected volatility	96%
Expected life (in years)	4.1
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$0.27

The following table summarizes the activities for stock options for the six months ended June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	16,670,827	$0.78
Granted	1,675,000	$0.39
Exercised	-	$-
Forfeited/canceled	(1,649,167)	$0.92
Expired	(551,663)	$1.85
Balance as of June 30, 2015	16,144,997	$0.69	2.1	$916
Exercisable as of June 30, 2015	13,027,480	$0.68	1.7	$910
Exercisable as of June 30, 2015 and expected to vest thereafter	16,144,997	$0.70	2.1	$916

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.30 for our common stock on June 30, 2015.

This table excludes the issuance of 2,000,000 shares of restricted stock.

During the six months ended June 30, 2015, the weighted average fair value of stock options granted during the period was $443,887.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three and six months ended June 30, 2015, the Company expensed $89,612 and $279,976, and for the three and six months ended June 30, 2014, the Company expensed $272,792 and $552,115 relative to the fair value of stock options and restricted stock granted, respectively.

As of June 30, 2015, there was $1,882,596 of unrecognized compensation cost related to outstanding stock options and restricted stock. This amount is expected to be recognized over a weighted-average period of 2.3 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Virtual Piggy, Inc.
Notes to Financial Statements

The following table summarizes the activities of unvested stock options for the six months ended June 30, 2015:

	Unvested Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2014	4,663,767	$0.98	$0.40
Granted	1,675,000	$0.39	$0.27
Cancelled/Forfeited	(1,466,669)	$0.87	$0.43
Expired	-	$-	$-
Vested	(1,754,581)	$0.93	$0.31
Unvested stock options at June 30, 2015	3,117,517	$0.75	$0.37	2.07

The following table summarizes the activities for warrants for the six months ended June 30, 2015:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	26,631,410	$1.01
Granted	-	$-
Exercised	-	$-
Forfeited/canceled	-	$-
Expired	(515,714)	$0.50
Balance as of June 30, 2015	26,115,696	$1.02	0.84	$319
Exercisable as of June 30, 2015 and expected to vest thereafter	26,115,696	$1.02	0.84	$319

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.30 for our common stock on June 30, 2015.

All warrants were vested on the date of grant.

NOTE 10 - OPERATING LEASES

Rent expense was $72,594 and $172,028 for the three months ended June 30, 2015 and 2014, and was $229,261 and $310,872 for the six months ended June 30, 2015 and 2014, respectively.  At June 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$44,439
2016	52,701

$97,140

 NOTE 11 – SUBSEQUENT EVENTS

On July 20, 2015, the Company issued $250,200 aggregate principal amount of unsecured Promissory Notes to certain accredited investors (the “Investors”) pursuant to Promissory Note Agreements.  The notes issued consist of (i) $200,200 aggregate principal amount of unsecured promissory notes (“Class A Unsecured Notes”) and (ii) $50,000 aggregate principal amount of unsecured promissory notes (“Class B Unsecured Notes”).  The Class A Unsecured Notes and Class B Unsecured Notes are referred to collectively herein as the “Notes”.  Each purchaser of Notes also received a two-year Warrant to purchase a number of shares of common stock equal to approximately twenty percent of the principal amount invested at an exercise price of $0.90 per share (the “Warrants”), resulting in the issuance in the aggregate of Warrants to purchase 50,000 shares of Company common stock.

The Notes bear interest at a rate of ten percent (10%) per annum and mature on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes (the “Maturity Date”).  As an additional inducement, the purchasers of Class A Unsecured Notes only will receive, on the Maturity Date, a commitment fee equal to seven and one-half percent (7.5%) of the original principal amount

In July 2015, 2 million restricted shares were forfeited as a result of the termination of a consulting agreement with a former officer.

On July 31, 2015, the Company issued options to purchase 250,000 shares of the Company’s stock at an exercise price of $0.22 per share to the Chief Financial Officer with a term of five years and valued at $42,214.  The fair value of options was valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 104.7%, risk free interest rate 1.54% and expected life of 5 years.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any material revenue, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as amended, filed with the Securities and Exchange Commission.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

Virtual Piggy, Inc. (“the Company”) was incorporated in the state of Delaware on February 11, 2008.  Oink from Virtual Piggy is a family wallet and shopping application that provides a safe and secure payment solution for the family. Oink is designed to provide efficiency and security for online and mobile payments, and is expanding to handle in store payments. Oink is in operational use in the US, Canada and the UK.  Oink functions as a digital wallet allowing payments to be made by all family members while providing the ability for parents to allocate and monitor funds and spending. Key benefits to the consumer of the Oink service include payment security, the payment consent and the transparency provided.

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

To date we have not generated material revenues.  We currently earn revenue by charging a percentage to the merchant or gaming publisher for each transaction processed. In addition, in the second quarter ended June 30, 2014, we received our first affiliate marketing revenues. We also expect to see some revenue from partner referral agreements. In 2015, we also expect additional revenue streams, including consumer fees. We charge an annual fee of $10 for an Oink prepaid card product. It is our intention to keep the fees to the consumer as low as possible. We also expect additional revenue from our channel partners as the online gaming side of our business develops. As part of our launch of the Oink card with Discover, Discover is paying us basis point fees for every time the cards are presented on the Discover network. While low, these fees are starting to generate revenue.

Strategic Outlook

We believe that the virtual goods market will continue to grow over the long term.  Within the market, we intend to provide services to the online industry to allow merchants to transact with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and are seeking to be a leading provider of online transactions for children.

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

Our primary strategic objectives are to increase our user base and the engagement level of that base. We plan to achieve that by the addition of several new gaming publishers who are currently in the integration phase and by the introduction of our new prepaid card program backed by Discover. The Oink Discover card is linked to the teens Oink wallet and provides parents with the ability to provide a safe and controlled payment method for their teens. The Oink app gives secure access to parents and teens on family spending and allows parents to easily add funds, monitor spending, remove and select categories and shut down a card if necessary.  We are planning to market our new Discover card offering, our expanded online merchant and gaming network and affiliate marketing programs through a combination of social media programs and co-promotions with publishers, merchants and other strategic partners. In addition, we believe our new streamlined teen app and our peer to peer payment capability will drive additional exposure and usage for Oink. As our service grows, we may hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended June 30, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the three months ended June 30, 2015 and 2014, we generated revenues of $5,277 and $1,253, respectively.  As we add merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website.

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

Card Fees

In the fourth quarter of 2014, Oink launched a prepaid card tied to a user’s Oink account. The fees consist of an annual fee and usage fees which will be paid by the card user.  In addition, we receive fees from Discover for each transaction made using the Oink card.

Net Loss

Our net loss increased $0.2 million to $2.1 million for the three months ended June 30, 2015 compared to $1.9 million for the three months ended June 30, 2014, as a result of decreased expenses more than offset by the change in fair value of the embedded derivative liability as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.0 million, or 65.8% in the second quarter of 2015 to $0.5 million compared with $1.5 million for the second quarter of 2014. During 2015, we decreased our spending on marketing promotions as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $0.3 million, or 38.2% in the second quarter of 2015 to $0.5 million compared with $0.8 million during the second quarter of 2014. During 2015, we decreased the size of our development staff and relied in part on outside resources for product development work.

Integration and Customer Support

Integration and customer support expenses decreased by $0.1 million, or 68.7% in the second quarter of 2015 to $0.1 million compared with $0.2 million in 2014. During 2015, we decreased the size of our integration staff.

General and Administrative Expenses

General and administrative expenses decreased by $0.5 million, or 37.8% in the second quarter of 2015 to $0.8 million compared with $1.3 million in the second quarter of 2014. This was an effort to reduce general and administrative expenses in order to conserve capital.  Additionally, we reported a charge to operations in the second quarter of 2015 of $154,840 compared to a charge of $27,472 for the three months ended June 30, 2014, to record the impact of foreign currency translation relating to our European operations which are denominated in British pounds.

Strategic Consulting Expenses

Strategic consulting expenses were $0.2 million in the second quarter of 2015 compared with $0.3 million in the second quarter of 2014. In 2015, we paid fees to an investment banking firm to advise the Company’s board of directors on strategic alternatives.

Embedded Derivative Liability

The price of the conversion feature related to the Preferred Stock is in excess of the current market price of the Company’s stock, and has been as of the beginning of 2015.  Therefore, during the three months ended June 30, 2015, there was no income or expense to be recognized during the quarter and there will be no expense recognized until the stock price is in excess of the conversion price.

Comparison of the six months ended June 30, 2015 and 2014

The following discussion analyzes our results of operations for the six months ended June 30, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.
Revenue/Net Loss

Revenue
For the six months ended June 30, 2015 and 2014, we generated revenues of $9,386 and $1,678, respectively.

Net Loss

Our net loss decreased $2.3 million to $5.3 million for the six months ended June 30, 2015 compared to $7.6 million for the six months ended June 30, 2014, as a result of decreased expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.3 million, or 48.0% for the six months ended June 30, 2015 to $1.4 million compared with $2.7 million for the six months ended June 30, 2014. During 2015, we decreased our spending on marketing promotions as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $0.6 million, or 35.7% in the six months ended June 30, 2015 to $1.1 million compared with $1.7 million during the six months ended June 30, 2014. During 2015, we decreased the size of our development staff and relied in part on outside resources for product development work.

Integration and Customer Support

Integration and customer support expenses decreased by $0.3 million, or 67.8% in the six months ended June 30, 2015 to $0.1 million compared with $0.4 million in the six months ended June 30, 2014. During 2015, we decreased the size of our integration staff.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million in the six months ended June 30, 2015 to $2.3 million compared with $2.5 million in the six months ended June 30, 2014. The effort to reduce general and administrative expenses in order to conserve capital began primarily in the second quarter.  Additionally, we reported a charge to operations in the six months ended June 30, 2015 of $40,365 compared to a charge of $45,052 for the six months ended June 30, 2014 to record the impact of foreign currency translation relating to our European operations which are denominated in British pounds. In addition, legal fees increased $151,000.

Strategic Consulting Expenses

Strategic consulting expenses were $0.3 million in the second quarter of 2015 compared with $0.3 million in the second quarter of 2014. In 2015, we paid fees to an investment banking firm to advise the Company’s board of directors on strategic alternatives.

Embedded Derivative Liability

The price of the conversion feature related to the Preferred Stock is in excess of the current market price of the Company’s stock, and has been as of the beginning of 2015.  Therefore, during the six months ended June 30, 2015, there was no income or expense to be recognized during the quarter and there will be no expense recognized until the stock price is in excess of the conversion price.

Liquidity and Capital Resources

Net cash used in operating activities decreased $3.9 million to $4.1 million for the six months ended June 30, 2015 compared to $8.0 million for the six months ended June 30, 2014.  The decrease resulted from a lower operating loss, as the Company decreased the size of its staff and reduced operating expenses in an effort to manage its cash flow.

Net cash used in investing activities was $0.03 million for the six months ended June 30, 2015, compared with $0.2 million for the six months ended June 30, 2014.  The Company reduced cash outlays in 2015 for purchases of property and equipment, along with its costs to secure patents and trademarks.

Net cash provided by financing activities decreased by $9.5 million to $2.9 million for the six months ended June 30, 2015 from $12.4 million for the six months ended June 30, 2014.  Cash provided by financing activities during the first half of of 2015 consisted of our convertible debt offering of $2.9 million.  In the six months ended June 30, 2014, cash provided from financing activities consisted of our Series A Preferred stock offering, netting $10.9 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $14.9 million in 2014, net of repayment of the bridge loan, and $2.9 million in 2015 through the sale of our convertible debt.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed in the near term. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of August 7, 2015, the Company had a cash position of approximately $0.5 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through September 30, 2015.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

At June 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$44,439
2016	52,701

$97,140

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

Stock-based Compensation

We have adopted the fair value recognition provisions in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

As of June 30, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

VIRTUAL PIGGY, INC.

Date:	August 10, 2015	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer (Duly authorized officer and principal financial officer)