Form 10-Q
period 2015-09-30
VIRTUAL PIGGY, INC.
filed 2015-11-06
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  117,267,626 shares of common stock outstanding at November 6, 2015.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$224,857	$1,652,392
Accounts receivable	526	7,607
Prepaid expenses	306,302	591,929

TOTAL CURRENT ASSETS	531,685	2,251,928

PROPERTY AND EQUIPMENT
Computer equipment	94,782	109,978
Furniture and fixtures	72,967	79,634
Leasehold improvements	81,659	81,659
	249,408	271,271
Less: accumulated depreciation	(135,737)	(91,742)
	113,671	179,529

OTHER ASSETS
Deposit	34,680	46,483
Patents and trademarks, net of accumulated
amortization of $103,289 and $75,292	636,274	636,230
	670,954	682,713

TOTAL ASSETS	$1,316,310	$3,114,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,336,543	$829,372
Deferred revenue	7,885	2,685
Preferred stock dividend liability	1,536,022	723,649
Convertible notes payable - stockholders	2,940,000	-
Notes payable - stockholders, net of discount of $32,294	443,006	-

TOTAL CURRENT LIABILITIES	6,263,456	1,555,706

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at September 30, 2015 and December 31, 2014	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2015 and December 31, 2014	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
117,267,626 and 119,117,626 shares issued and outstanding at
September 30, 2015 and December 31, 2014	11,727	11,912

Additional paid in capital	53,952,552	53,458,324

Accumulated deficit	(58,911,439)	(52,060,191)

Cumulative translation adjustment	-	148,405

STOCKHOLDERS' EQUITY (DEFICIT)	(4,947,146)	1,558,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,316,310	$3,114,170

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

SALES	$4,856	$736	$14,242	$2,414

OPERATING EXPENSES
Sales and marketing	131,987	1,195,440	1,530,263	3,882,869
Product development	283,310	871,093	1,380,102	2,575,665
Integration and customer support	46,110	281,409	166,820	656,550
General and administrative	385,968	1,555,652	2,677,053	4,057,491
Strategic consulting	1,667	251,533	340,167	531,581
Total operating expenses	849,042	4,155,127	6,094,405	11,704,156

NET OPERATING LOSS	(844,186)	(4,154,391)	(6,080,163)	(11,701,742)

OTHER INCOME (EXPENSE)
Interest income	40	1,959	339	5,900
Interest expense	(88,739)	-	(165,984)	(94,565)
Change in fair value of embedded derivative liability	-	1,194,600	-	1,193,975
Cumulative translation adjustment upon closing of England office	206,933	-	206,933	-
	118,234	1,196,559	41,288	1,105,310

NET LOSS	$(725,952)	$(2,957,832)	(6,038,875)	(10,596,432)

Less: Deemed dividend distributions	-	(439,397)	-	(5,855,419)

Less: Accrued preferred dividends	(280,223)	-	(812,373)	(439,397)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,006,175)	$(3,397,229)	$(6,851,248)	$(16,891,248)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.03)	$(0.06)	$(0.15)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,267,626	117,117,626	118,517,626	116,325,785

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Comprehensive Loss
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	For the Three Months		For the nine months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014

NET LOSS	$(725,952)	$(2,957,832)	$(6,038,875)	$(10,596,432)

OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustments, net of tax	98,893	93,227	58,528	48,175
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	98,893	93,227	58,528	48,175

COMPREHENSIVE LOSS	$(627,059)	$(2,864,605)	$(5,980,347)	$(10,548,257)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)
For the Periods from January 1, 2015 to September 30, 2015
(Unaudited)

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional		Cumulative
	Number of		Number of		Number of		Paid-In	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Adjustment	Total

Balance December 31, 2014	108,600	$11	28,378	$3	119,117,626	$11,912	$53,458,324	$(52,060,191)	$148,405	$1,558,464

Revaluation of options and warrants	-	-	-	-	-	-	169,110	-	-	169,110
Issuance of warrants with notes payable	-	-	-	-	-	-	8,342	-	-	8,342
Issuance of options for services	-	-	-	-	-	-	316,676	-	-	316,676
Issuance of equity for services	-	-	-	-	150,000	15	279,900	-	-	279,915
Forfeited restricted stock	-	-	-	-	(2,000,000)	(200)	(279,800)	-	-	(280,000)
Accrued preferred dividend	-	-	-	-	-	-	-	(812,373)	-	(812,373)
Net loss	-	-	-	-	-	-	-	(6,038,875)	-	(6,038,875)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(148,405)	(148,405)

Balance September 30, 2015	108,600	$11	28,378	$3	117,267,626	$11,727	$53,952,552	$(58,911,439)	$-	$(4,947,146)

See accompanying notes to these financial statements.

Virtual Piggy, Inc.
Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,038,875)	$(10,596,432)
Adjustments to reconcile net loss to net cash
used in operating activities
Provision for bad debts	6,433	-
Fair value of options issued in exchange for services and extension of warrants	-	136,663
Fair value of options issued in exchange for services	316,676	820,230
Forfeiture of restricted stock	(280,000)	-
Fair value of stock issued in exchange for services	279,915	381,000
Revaluation of options	169,110	-
Change in fair value of embedded derivative liability	-	(1,193,975)
Accretion of discount on notes payable	7,945	86,087
Depreciation and amortization	87,799	68,468
Loss on disposal of fixed assets	13,750	12,074
Loss on abandonment of patents	-	114,552
Foreign currency translation adjustment from closing England office	(206,933)	-
(Increase) decrease in assets
Accounts receivable	648	(1,356)
Insurance receivable	-	4,325
Prepaid expenses	285,627	(225,898)
Deposits	11,803	(130,531)
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	475,274	(938,023)
Deferred revenue	5,200	-

Net cash used in operating activities	(4,865,628)	(11,462,816)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,693)	(154,088)
Patent and trademark costs	(28,042)	(173,562)

Net cash used in investing activities	(35,735)	(327,650)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - stockholders	2,940,000	-
Proceeds (repayment) from notes payable - stockholders	475,300	(1,000,000)
Proceeds from issuance of preferred stock and warrants	-	10,860,000
Proceeds from exercise of options	-	75,000
Proceeds from exercise of warrants		2,660,429
Stock issuance costs	-	(173,684)

Net cash provided by financing activities	3,415,300	12,421,745

EFFECT OF EXCHANGE RATE ON CASH	58,528	48,175

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,427,535)	679,454

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,652,392	1,752,461

CASH AND CASH EQUIVALENTS - END OF PERIOD	$224,857	$2,431,915

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$8,478
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of beneficial conversion value as discount against Preferred Stock	$-	$5,137,825
Fair value of warrant liability as discount against Preferred Stock	$-	$5,137,825
Accretion of discount on preferred stock as deemed distribution	$-	$5,137,825
Deemed dividend distribution in conjunction with warrant exchange	$-	$717,594
Accrued preferred dividend	$812,373	$439,397
Fair value of stock issued for prepaid expenses	$-	$-
Fair value of warrants issued as discount for note payable	$8,342	$-
Accrued interest as discount on notes payable	$31,898	$-
Forfeited stock reclassified as additional paid in capital	$200	$-

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

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, as filed with the Securities and Exchange Commission (the “SEC”). Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue operations and fully commercialize the Company’s current technology before another company implements similar technology to compete with the Company.

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

Foreign Currency Translation
The functional currency of operations outside the U.S. was British Pounds.  During the three months ended September 20, 2015, the Company closed its sales office in England and the cumulative translation adjustment was reported as part of the gain on closing the England office in accordance with FASB ASC 830-30, Foreign Currency Matters.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation of property and equipment was $18,826 and $18,726 for the three months ended September 30, 2015 and 2014 and was $59,802 and $39,013 for the nine months ended September 30, 2015 and 2014, and is included in general and administrative expenses.

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

Deferred Financing Costs
Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt. In the case of long-term debt modifications, the Company follows the guidance provided by FASB ASC 470-50, Debt – Modification and Extinguishments.

Convertible Notes Payable
Convertible notes payable, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value. In these instances, the Company accounts for the value of the beneficial conversion feature (BCF) as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method which approximates the effective interest method.

Revenue Recognition
In accordance with FASB ASC 605 Revenue Recognition, the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue at the time of the sale of the associated product.

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

Stock-based Payments
The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees. Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service completed.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $1,464 and $41,629 for the three months ended September 30, 2015 and 2014 and were $135,981 and $189,796 for the nine months ended September 30, 2015, and 2014 and were are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $283,310 and $871,093 for the three months ended September 30, 2015 and 2014 and were $1,380,103 and $2,575,665 for the nine months ended September 30, 2015 and 2014.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the periods presented, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Start-up Costs
In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Segment Information
The Company is organized and operates as one operating segment. In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company subject to Board approval. Since the Company operates in one segment and provides one group of similar products, all financial segment and product line information required by FASB ASC 280 can be found in the financial statements.

Recently Adopted Accounting Pronouncements

As of September 30, 2015 and for the three and nine months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2015, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

Since inception, the Company has focused on developing and implementing its business plan.  The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to further reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

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

As of November 6, 2015, the Company had a cash position of approximately $0.2 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through December 31, 2015.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At September 30, 2015 and December 31, 2014, capitalized patent and trademark costs, net of accumulated amortization, were $636,274 and $636,230.  Amortization expense for patents and trademarks were $9,723 and $12,016 for the three months ended September 30, 2015 and 2014 and were $27,997 and $29,455 for the nine months ended September 30, 2015, and 2014.

NOTE 4 – CONVERTIBLE NOTES PAYABLE-STOCKHOLDERS

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

The Notes are recorded as a current liability as of September 30, 2015.  Interest accrued on the notes during the three and nine months ended September 30, 2015 was $74,104 and $151,348, respectively.

NOTE 5 – NOTES PAYABLE-STOCKHOLDERS

On December 27, 2013, the Company entered into two identical agreements with two stockholders that each included a note payable (“Notes Payable”) in the amount of $500,000 and two-year warrants to purchase 37,500 shares of the Company’s common stock at $0.01 and two-year warrants to purchase 50,000 shares of the Company’s common stock at $1.00 per share. The notes bore interest at 10% per annum and were payable upon the earlier of:

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

On July 20, 2015, the Company entered into agreements with three stockholders that consist of notes payable in the aggregate amount of $250,200, and two-year warrants to purchase an aggregate of 50,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum and notes payable in the amount of $200,200 contain a commitment fee of 7.5%, which with the principal balance are payable upon the earlier of:

a.	The 6 month anniversary of the note payable;
b.	The Company closing a specific joint venture agreement; or
c.	The Company completes an additional $1 million minimum financing pursuant to its offering of 10% Secured Convertible Promissory Notes.

The warrants were valued at $4,073, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 114.9%, risk free interest rate of .71% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On August 12, 2015, the Company entered into an agreement with a stockholder to issue a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum and has the same commitment fee and repayment terms as above.  The warrants were valued at $1,175, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of .67% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On September 18, 2015, the Company entered into an agreement with a stockholder to issue a notes payable in the amount of $125,000, and two-year warrants to purchase 25,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, contains a commitment fee of 7.5%, and has the same repayment terms as above.  The warrants were valued at $3,093 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of .69% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

The 7.5% commitment fees, amounting to $31,898, on the notes payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the notes payable for financial statement purposes. The same amount is included in accrued interest until the liability is paid.

The notes payable are recorded as a current liability as of September 30, 2015.  Interest accrued including the 7.5% commitment fee on the notes during the three and nine months ended September 30, 2015 was $38,588.

NOTE 6 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2015 and 2014.

As of December 31, 2014, the Company had net operating loss carry forwards approximating $48 million.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the nine months ended September 30, 2015, and there was no accrual for uncertain tax positions as of September 30, 2015.  Tax years 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the nine months ended September 30, 2015 and 2014, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 – LITIGATION

On April 10, 2014, the Company was named in a law suit in superior court for the State of California filed by a former employee alleging wrongful termination and seeking monetary damages and legal fees. During the three months ended September 30, 2014, the matter was settled in mediation.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

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

The conversion feature of the Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at September 30, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at September 30, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

In October 2014, the Company, pursuant to a Securities Purchase Agreement (the “Series B Purchase Agreement”), issued in a private placement to certain accredited investors, 28,378 shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at an original issue price of $90 per share (the “Original Series B Issue Price”) and two-year warrants to purchase 2,837,800 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Series B Warrants”), for an aggregate purchase price of $2,554,020. Pursuant to the Series B Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock and Series B Warrants. Dividends accrue at a rate of 8% and are cumulative.  The Company has incurred and capitalized approximately $24,029 of costs associated with this offering, which were charged to additional paid in capital when the transaction was consummated.

In accordance with FASB ASC 480 and 815, the Series B Preferred Stock has been classified as permanent equity and was valued at $2,178,179, net of the beneficial conversion feature of $375,841, at October 30, 2014.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at September 30, 2015. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

As of September 30, 2015, the value of the cumulative 8% dividends for all preferred stock was $1,536,022. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 9 – STOCKHOLDERS’ EQUITY

Extension and Revaluation of Warrants and Options

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

In February 2015, the Company extended the term of the options by two years for options previously granted to two of its executive officers, which included 3,500,000 options exercisable at $0.04 per share.  The increase in fair value of this term extension was $9,692 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions: no dividend yield, expected volatility of 96.4%, risk free interest rate of 0.64%, and expected option life of 2 years.

In April 2015, the Company extended the term of the options by two years for options previously granted to an executive officer, which included 250,000 options exercisable at $0.75 per share and 250,000 options exercisable at $0.90 per share. The increase in fair value of this term extension was $25,175. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions; no dividend yield, expected volatility of 100.9%, risk free interest rate of 0.23% and 0.42%. and expected life of 2 years.

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was a decrease in fair value of $84,808 during the nine months ended September 30, 2015. The Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 112.9% to 131.50%, risk free interest rate of 0.64% to 1.37% and expected life of 2 to 4 years.

Issuance of Restricted Shares

In April, 2014, the Company issued 300,000 shares of restricted stock in connection with a consulting agreement. Such shares vested monthly over a six month period. The shares were valued at the closing stock price on the date of issuance which was $1.27, valuing the shares at $381,000 which were expensed over a six month period. For the three and six months ended June 30, 2014, the Company recorded expense of $190,500. The remaining $190,500 was expensed as of September 30, 2014.

In November, 2014, one of the Company’s executive officers voluntarily terminated his option grant of 1,000,000 shares. The Company issued to such executive a replacement grant of 2,000,000 shares of restricted stock which vest annually over a three year period pursuant to the Company’s 2013 Equity Incentive Plan. The shares were valued at the closing stock price on the date of issuance which was $0.70, valuing the shares at $1.4 million, fair value, which were expensed over the vesting term. The officer resigned in July 2015 and the restricted stock was retired unvested.  For the three and nine months ended September 30, 2015 the expense recorded was $0 and $231,415.  The total expense previously recognized was $280,000 which was reversed as of September 30, 2015.

During the nine months ended September 30, 2015, the Company issued a consultant a total of 150,000 shares of the Company’s common stock which were valued at the closing stock price on the date of issuance of $0.27, $0.40 and $0.30, valuing the shares at $48,500 which were expensed immediately.

NOTE 10 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2015, options to purchase 11,589,994 shares of common stock have been issued and are unexercised, and 2,893,339 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2015, under the 2013 Plan grants of restricted stock and options to purchase 2,593,332 shares of common stock have been issued and are unvested or unexercised, and 2,406,668 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the nine months ended September 30, 2015:

Risk-free interest rate	1.3%
Expected volatility	99.2%
Expected life (in years)	4.5
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$0.24

The following table summarizes the activities for stock options for the nine months ended September 30, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	16,670,827	$0.78
Granted	3,075,000	$0.34
Exercised	-	$-
Forfeited/canceled	(3,297,505)	$0.95
Expired	(1,184,996)	$1.29
Balance as of September 30, 2015	15,263,326	$0.62	2.1	$744
Exercisable as of September 30, 2015	11,432,481	$0.65	1.5	$736
Exercisable as of September 30, 2015 and expected to vest thereafter	11,432,481	$0.65	1.5	$736

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.25 for our common stock on September 30, 2015.

During the nine months ended September 30, 2015, the weighted average fair value of stock options granted during the period was $740,215.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

As of September 30, 2015, there was $821,147 of unrecognized compensation cost related to outstanding stock options and restricted stock. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
The following table summarizes the activities of unvested stock options for the nine months ended September 30, 2015:

	Unvested Stock Options
	Number of Awards	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2014	4,663,767	$0.98	$0.40
Granted	3,075,000	$0.34	$0.24
Cancelled/Forfeited	(1,903,339)	$0.90	$0.43
Expired	-	$-	$-
Vested	(2,004,583)	$0.97	$0.33
Unvested stock options at September 30, 2015	3,830,845	$0.51	$0.30	2.25

The following table summarizes the activities for warrants for the nine months ended September 30, 2015:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2014	26,631,410	$1.01
Granted	95,000	$0.90
Exercised	-	$-
Forfeited/canceled	-	$-
Expired	(515,714)	$0.50
Balance as of September 30, 2015	26,210,696	$1.02	0.59	$258
Exercisable as of September 30, 2015 and expected to vest thereafter	26,210,696	$1.02	0.59	$258

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.25 for our common stock on September 30, 2015.

All warrants were vested on the date of grant.

 NOTE 11 - OPERATING LEASES

Rent expense was $42,991 and $161,326 for the three months ended September 30, 2015 and 2014, and was $272,252 and $472,199 for the nine months ended September 30, 2015 and 2014.  At September 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$22,587
2016	52,701

$75,288

 NOTE 12 – SUBSEQUENT EVENTS

From October 6, 2015 through October 15, 2015, the Company issued $350,000 aggregate principal amount of unsecured Promissory Notes to certain accredited investors (the “Investors”) pursuant to Promissory Note Agreements.  The investors also received two-year warrants to purchase an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $0.90 per share.

The Notes bear interest at a rate of ten percent (10%) per annum and mature on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.  As an additional inducement on $200,000 of these notes payable, the investor will receive, on the maturity date, a commitment fee of seven and one-half percent (7.5%) of the original principal amount.

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

The following discussion analyzes the financial condition and results of operations of the Company as of September 30, 2015. The following discussion should be read in conjunction with the condensed financial statements and notes appearing elsewhere in this Report. Historical results and trends that might appear in the financial statements should not be interpreted as being indicative of future operations.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended September 30, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the three months ended September 30, 2015 and 2014, we generated revenues of $4,856 and $736.  As we add merchants and in particular, online gaming companies, we anticipate that our transaction volume will increase.  Additionally, the addition of the Discover Card program in the fourth quarter of 2014 is also expected to increase our transaction volume over time.  The Oink service is available through an iOS App, merchant or game publisher website, Android app and through the Oink.com website.

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

Net Loss

Our net loss decreased $2.3 million to $0.7 million for the three months ended September 30, 2015 compared to $3.0 million for the three months ended September 30, 2014, as a result of a concerted effort to decrease expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.1 million, or 89.0% in the third quarter of 2015 to $0.1 million compared with $1.2 million for the third quarter of 2014. During 2015, we decreased our spending on marketing promotions as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $0.6 million, or 67.5% in the third quarter of 2015 to $0.3 million compared with $0.9 million during the second quarter of 2014. During 2015, we decreased the size of our development staff and relied in part on outside resources for product development work.

Integration and Customer Support

Integration and customer support expenses decreased by $0.3 million, or 83.6% in the third quarter of 2015 to $0 million compared with $0.3 million in 2014. During 2015, we decreased the size of our integration staff.

General and Administrative Expenses

General and administrative expenses decreased by $1.2 million, or 75.2% in the third quarter of 2015 to $0.4 million compared with $1.6 million in the third quarter of 2014. This was an effort to reduce general and administrative expenses in order to conserve capital, which included closing our sales office in England.

Strategic Consulting Expenses

Strategic consulting expenses were $0 million in the third quarter of 2015 compared with $0.3 million in the third quarter of 2014. As part of our cost containment measures we spent nothing on strategic consulting in the third quarter of 2015 whereas in the third quarter of 2014 we still had a more active interest in strategic consulting.

Embedded Derivative Liability

The price of the conversion feature related to the Preferred Stock is in excess of the current market price of the Company’s stock, and has been as of the beginning of 2015.  Therefore, during the three months ended September 30, 2015, there was no income or expense to be recognized during the quarter and there will be no expense recognized until the stock price is in excess of the conversion price.

Comparison of the nine months ended September 30, 2015 and 2014

The following discussion analyzes our results of operations for the nine months ended September 30, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.
Revenue/Net Loss

Revenue
For the nine months ended September 30, 2015 and 2014, we generated revenues of $14,242 and $2,414, respectively.

Net Loss

Our net loss decreased $4.4 million to $6.0 million for the nine months ended September 30, 2015 compared to $10.6 million for the nine months ended September 30, 2014, as a result of decreased expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $2.4 million, or 60.6% for the nine months ended September 30, 2015 to $1.5 million compared with $3.9 million for the nine months ended September 30, 2014. During 2015, we decreased our spending on marketing promotions as we balanced our marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $1.2 million, or 46.4% in the nine months ended September 30, 2015 to $1.4 million compared with $2.6 million during the nine months ended September 30, 2014. During 2015, we decreased the size of our development staff and relied in part on outside resources for product development work.

Integration and Customer Support

Integration and customer support expenses decreased by $0.5 million, or 74.6% in the nine months ended September 30, 2015 to $0.2 million compared with $0.7 million in the nine months ended September 30, 2014. During 2015, we decreased the size of our integration staff.

General and Administrative Expenses

General and administrative expenses decreased $1.4 million in the nine months ended September 30, 2015 to $2.7 million compared with $4.1 million in the nine months ended September 30, 2014. The effort to reduce general and administrative expenses in order to conserve capital began primarily in the second quarter.  This was an effort to reduce general and administrative expenses in order to conserve capital, which included closing our sales office in England.

Strategic Consulting Expenses

Strategic consulting expenses were $0.3 million during the nine months ended September 30, 2015 compared with $0.5 million in the prior year period. In 2015, we paid fees to an investment banking firm to advise the Company’s board of directors on strategic alternatives.

Interest Expense

Interest expense increased $0.1 million in the nine months ended September 30, 2015 to $0.2 million compared to $0.1 million in the nine months ended September 30, 2014.  This was a result of issuing debt to continue our operations, until other funding sources can be obtained.

Embedded Derivative Liability

The price of the conversion feature related to the Preferred Stock is in excess of the current market price of the Company’s stock, and has been as of the beginning of 2015.  Therefore, during the nine months ended September 30, 2015, there was no income or expense to be recognized during the period and there will be no expense recognized until the stock price is in excess of the conversion price.

Liquidity and Capital Resources

Net cash used in operating activities decreased $6.6 million to $4.9 million for the nine months ended September 30, 2015 compared to $11.5 million for the nine months ended September 30, 2014.  The decrease resulted from a lower operating loss, as the Company decreased the size of its staff and reduced operating expenses in an effort to manage its cash flow.

Net cash used in investing activities was $0 million for the nine months ended September 30, 2015, compared with $0.3 million for the nine months ended September 30, 2014.  The Company reduced cash outlays in 2015 for purchases of property and equipment, along with its costs to secure patents and trademarks.

Net cash provided by financing activities decreased by $9.0 million to $3.4 million for the nine months ended September 30, 2015 from $12.4 million for the nine months ended September 30, 2014.  Cash provided by financing activities during the nine months ended September 30, 2015 consisted of our secured convertible debt offering of $2.9 million and issuance of unsecured debt of approximately $0.5 million.  In the nine months ended September 30, 2014, cash provided from financing activities consisted of our Series A Preferred stock offering, netting $10.9 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of Oink, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $7.3 million through sales of common stock and warrants, in addition to a bridge loan, in 2013, and $14.9 million in 2014, net of repayment of the bridge loan, and $3.4 million in 2015 through the sale of our convertible debt and other debt.  The Oink product was introduced to the marketplace in the third quarter of 2011 and formally launched in the U.S. in 2012.   We do not project that significant revenue will be developed in the near term. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to aggressively develop and market our Oink product.  Moreover there can be no assurance that even if our Oink product is marketed effectively and we achieve our user acquisition goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of November 6, 2015, the Company had a cash position of approximately $0.2 million.  Based upon the current cash position, management believes the Company has the capability to finance its operations through December 31, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations

At June 30, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2015	$22,587
2016	52,701

$75,288

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

As of September 30, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

10.1	Form of Promissory Note Agreement

10.2	Form of Promissory Note Agreement (including commitment fee)

10.3	Form of Warrant

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

VIRTUAL PIGGY, INC.

Date:	November 6, 2015	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer (Duly authorized officer and principal financial officer)