Form 10-K
period 2015-12-31
VIRTUAL PIGGY, INC.
filed 2016-04-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 S. Murphy Avenue, Suite 200 Sunnyvale, CA 94086
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $25,795,328 as of June 30, 2015 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 117,517,626 shares of common stock outstanding as of the close of business on April 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

VIRTUAL PIGGY, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2015

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Virtual Piggy, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  Our principal offices are located at 100 S. Murphy Avenue, Suite 200, Sunnyvale, California 94086 and our telephone number is (310) 853-1950.

On December 3, 2015, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. is to teach children financial responsibility as a not for profit organization.

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

In the second half of 2015, the Company changed its management team.  The new team is focused on building and improving the existing platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.

In March 2016, we discontinued our Oink product offering.

Overview

We are a technology company that will deliver an online ecommerce solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. Our system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use.

Management believes that a future alternative for Virtual Piggy, Inc. will revolve around the FinTech industry with a partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the company’s platform into co-branded payments solutions targeting youth and family.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Within this partner-first model, the company is incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.

In addition, the team is analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

Industry Background

There are over 800 million teens in the world and over 20 million in the US alone, most without credit cards. This is Generation Z (“Gen Z”), those born after the millennials (from 1995 to present) most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation.  They use the mobile internet more than any other generation on a daily basis. Marketers have been focused on the millennials for more than a decade. Gen Z is a generation that influences all family purchases and has disposable income. On average Gen Z receive $17/week in allowance which gives them $44 billion spending power in the US per year.

Because there is no direct financial solution for this group, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the kids “spending” market, which is separate from the dollars spent on kids. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy.  Additionally, kids’ access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), and technology and providing them the increasingly easy opportunity to do so.

With Gen Z in mind, the Company is focusing on the FinTech industry.  Goldman Sachs has estimated that new FinTech companies could wrestle approximately $4.7 trillion in annual revenue and $470 billion in profit, away from established financial service companies.  Additionally, over the last two years, venture capitalists have infused $23.5 billion into the FinTech industry.  Of that investment, approximately 27% was invested in consumer lending, 23% in payments and 16% in business lending.  The industry is priding itself on utilizing data in more productive ways and making the consumer interface smoother.

The FinTech companies are not restricted by regulatory compliance nor antiquated systems with which the established financial services companies contend.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience.  The innovations taking place can be summarized in four categories:

1.	Peer-to-Peer (“P2P”) value exchanges – Growth of applications has been stimulated by the popularity and use of social networks.
2.	Applications with machine intelligence – Automation becoming a necessity in the do-it-yourself environment.
3.	Data-driven services – The ability to access data and data analytics are leading to more individualized products and lower pricing of financial services.
4.	Less definition between physical and virtual worlds – People are using financial services more in the virtual arena than in visiting physical locations.

With this as a backdrop, Virtual Piggy has identified an emerging need to provide a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact online.

The Company’s Relationship to the Children’s Online Privacy Protection Act (“COPPA”)

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The new products will meet the requirements imposed by COPPA, including the recent amendments.

Other Consumer Privacy Protection Legislation

In late 2010, the Federal Trade Commission (“FTC”) and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation. The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. Several Congressional hearings have examined privacy implications for online, offline and mobile data. The DOC recently issued a “green paper” on cybersecurity, and the White House has proposed cybersecurity legislation.

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

The Opportunity

Gen Z, the core target user of Virtual Piggy’s wallet platform.

As consumers, Gen Z has deep pockets, but lacks direct access to funds.

Their spending power is significant and growing. According to the U.S. Census, Gen Z, will ultimately number close to 80 million.  In 2015, 9.7% of adults said that their children influence 100% of what they buy, which is up from 7.6% in 2014 and 93% of parents say their children influence family spending and household purchases.

Today, the average weekly allowance of a Gen Z is $17. And, Gen Z has a combined buying power of $44 billion in the US.

Social and digital learning is key to Gen Z.

52% of Gen Z uses YouTube or social media to research school assignments, while 85% research online and 33% watch lessons online. Sharing their knowledge is of equal importance with 60% of the Gen Z population opting to share their own knowledge with others online.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. Only 17 states require a course in personal finance. Financial illiteracy is an epidemic and there’s no educational or private solution that has made an impact to scale. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.

Our Solution

Our goal, moving forward is to enable both incumbent and new FinTech participants, as well as key verticals with a large base of ‘family accounts,’ to provide their consumers with safe and empowering youth money management and financial literacy content and tools via a social digital wallet platform.

Our partner profile includes established brands with large family-focused account bases — including banks, telecommunication companies, faith-based organizations, media distributors, mobile device Original Equipment Manufacturers (“OEMs”), and merchants.

Virtual Piggy partners will leverage our platform to:

Buy vs. Build: Partners can license a safe, compliant system, instead of building one on their own.

Safety & Security: Partners can safely engage a younger consumer segment & their families with a new family friendly peer to peer payments approach.

Youth Financial Literacy: Partners can expand their brand story around empowerment and education of youth financial literacy while engaging their ‘future customers’ with Gen Z, a digital native population of post-millennial youth.

The Virtual Piggy platform and associated digital wallet technology is designed to enable our partners to engage families with Gen Z through the leading money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.

In addition, we are analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

Our Intellectual Property

Intellectual property is important to our business.  The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” ”Parent Match”  and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, three of which are pending, four of which have been allowed, and five of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Research and Development

During 2015 and 2014, our research and development expenses were $1.6 million and $3.3 million all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  We take a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2016, we expect to generate additional revenue streams by generating licensing and customization fees from our co-branding partners.

Our Plan of Operation

A phased approach to the introduction of our improved Platform is planned.

We plan to launch our co-branding platform in the fourth quarter of 2016, however, this is dependent on our ability to generate revenue in order to sustain our operations, or in the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to obtain financing through the sale of debt and/or equity securities.

Sales and Marketing Strategy

In 2016, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z population through the FinTech industry.  We believe this methodology is critical to our ability generate additional revenue through the FinTech industry.

Seasonality

Our new partner-first model, should not be subject to seasonality, as it is more a matter of when our partners come on board and pay the licensing and customization fees.

Competition

The online payment solutions business is intensely competitive.  It is characterized by the continuous introduction of new entrants into the market and the development of new technologies and product offerings.  Although payment services such as PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, but that is also compliant with COPPA, and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. To compete effectively, we expect that we will focus a majority of our 2016 resources on technology and product development.

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

Employees

As of December 31, 2015, we had 14 employees, who were working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

ITEM 1A.  RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 100 S. Murray Avenue, Suite 200, Sunnyvale, California  94086, on a month to month basis at $2,000 per month.

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

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$0.63	$0.25
Quarter ended June 30, 2015	$0.46	$0.22
Quarter ended September 30, 2015	$0.40	$0.10
Quarter ended December 31, 2015	$0.45	$0.16

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended March 31, 2014	$1.73	$0.98
Quarter ended June 30, 2014	$1.46	$0.85
Quarter ended September 30, 2014	$1.15	$0.91
Quarter ended December 31, 2014	$0.95	$0.39

Common Stockholders

As of April 14, 2016 our shares of Common Stock were held by 157 stockholders of record.

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

The Company did not repurchase any common stock in the fourth quarter of 2015.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors described elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Virtual Piggy, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  Our principal offices are located at 100 S. Murphy Avenue, Suite 200, Sunnyvale, California 94086 and our telephone number is (310) 853-1950.

On December 3, 2015, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. is to teach children financial responsibility as a not for profit organization.

Management believes that a future alternative for Virtual Piggy, Inc. will revolve around the FinTech industry with a partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the company’s platform into co-branded payments solutions targeting youth and family.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Within this partner-first model, the company is incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.

In addition, we are analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

To date we have not generated material revenues.  In 2015, we earned revenue by charging a percentage to the merchant or gaming publisher for each transaction processed, which continued until March 2016, when the decision was made to discontinue the Oink product offering.  As we proceed through 2016, we expect to generate additional revenue streams by generating licensing and customization fees from our co-branding partners.

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we intend to provide services to allow transactions with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and expect to be a leading provider of online transactions for children.

Sustained spending on technology, our ability to raise additional financing, the continued growth of the FinTech industry, and compliance with regulatory and reporting requirements are all external conditions that may affect our ability to execute our business plan.  In addition, the FinTech industry is intensely competitive, and most participants have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition.  In addition, certain potential customers, particularly large organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our competitors.

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by implementing our partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the company’s platform into co-branded payments solutions targeting youth and family.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Within this partner-first model, the company is incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.
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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following discussion analyzes our results of operations for the years ended December 31, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2015 and 2014, we generated revenues of $23,546 and $5,708.  The addition of the Discover Card program in the fourth quarter of 2014 increased our transaction volume in 2015.

Revenue was generated through a number of mechanisms as follows:

Transactional Revenue

A merchant or game publisher paid fees on any transactions that were driven through the Oink payment service. Oink had several live integrated online retail merchants, gaming companies and over 1,000 Facebook games in this category. The typical fees for this service were 1.5% to 3.0%.

Affiliate Revenue

This was a new category of revenue in 2014 for Virtual Piggy and generated additional revenue in 2015 in the US only. Oink served up curated offers to consumers and received a percentage fee on any transactions that occurred by the consumer regardless of whether the consumer used Oink as the payment method. The typical fees from this service were 2% to 8%. In September 2014, the Oink app v2.0 was launched which included affiliate deals and offers. The app was free to use and a user did not have to be a member of the Oink community to access Oink deals.

Partner Referrals

In 2014, Oink had signed a number of partnerships with e-commerce platform partners and received referral fees for any time a merchant or gaming publisher signed up with the partner. Our first revenue from this program was seen towards at the end of the third quarter ended September 2014 and continued into 2015.

Card Fees

In the fourth quarter of 2014, Oink launched a prepaid card tied to a user’s Oink account and revenues were generated from this in 2015. The fees consisted of an annual fee and usages fees which were paid by the card user.  In addition, we received fees from Discover for each transaction made using the Oink card.

Net Loss

Our net loss attributable to common stockholders decreased $7.9 million to $8.7 million for the year ended December 31, 2015 compared to $16.6 million for the year ended December 31, 2014, as a result of decreased operating expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $3.3 million, or 64% in 2015 to $1.8 million compared with $5.1 million in 2014. During 2015, we closed our London office, reduced our sales and marketing staff and consultants and decreased our spending on marketing promotions by approximately $2.3 million, while we continued marketing programs with our available cash resources.

Product Development

Product development expenses decreased by $1.6 million, or 50% in 2015 to $1.6 million compared with $3.2 million in 2014. During 2015, we reduced the size of our product development team in the United States and closed our operation in Europe while continuing to develop and build our new mobile and other applications with the resources available.

Integration and Customer Support

Integration and customer support expenses decreased by $0.6 million, or 75% in 2015 to $0.2 million compared with $0.8 million in 2014. We decreased the size of our integration team as new merchants were not developed as quickly as anticipated and we needed to conserve cash resources.

General and Administrative Expenses

General and administrative expenses decreased by $2.0 million, or 36% in 2015 to $3.4 million compared with $5.4 million in 2014. During 2015, we eliminated board fees of approximately $95,000, reduced foreign exchange losses by closing the London office, of approximately $94,000, reduced property rental expenses by approximately $105,000, reduced professional fees by approximately $163,000 utilizing our professionals more effectively, reduced travel related expenses by approximately $165,000 by initiating cost conservation measures, reduced consulting costs by approximately $172,000, reduced payroll expenses by approximately $799,000, and reduced other costs as well by implementing cost containment measures.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $0.1 million, or 16% in 2015 to $0.4 million compared with $0.5 million in 2014. During 2015, we reduced the cost of strategic consultants by more effectively utilizing our consultants.

Liquidity and Capital Resources

Net cash used in operating activities decreased $9.2 million to $5.6 million for the year ended December 31, 2015 as compared to $14.8 million for the year ended December 31, 2014.  The decrease resulted primarily from the decrease in the net loss of approximately $2.0 million, the decrease in the change in the fair value of the embedded derivative liability of $5.5 million, the decrease in prepaid expense and the increase in accounts payable.

Net cash used in investing activities was $0 million for the year ended December 31, 2015, materially unchanged from the $0.3 million for the year ended December 31, 2014.

Net cash provided by financing activities decreased by $11.0 million to $4.0 million for the year ended December 31, 2015 from $15.0 million for the year ended December 31, 2014.  Cash provided by financing activities during the year ended December 31, 2015, consisted of issuing convertible notes payable in the amount of $2.9 million and issuance of notes payable in the amount of $1.0 million compared to our Series A Preferred Stock offering, netting $10.9 million, our Series B Preferred Stock offering netting $2.5 million and our warrant exchange offer, netting $2.7 million, offset by the re-payment of our $1.0 million bridge loan during the year ended December 31, 2014.

Subsequent to December 31, 2015, the Company raised gross proceeds of $483,600 through the issuance of notes payable.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $2.9 million through our issuance of convertible notes payable and another $1.0 million through the issuance of notes payable.  The launch of the platform is expected in the fourth quarter of 2016, however, we do not project that significant revenue will be developed until later in 2017. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of April 14, 2016, the Company has a cash position of approximately $3,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations through April 2016.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.  Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services.  At the end of each financial reporting period, prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly.  Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service is completed.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we have generally recognized revenue from Oink and ParentMatch at the time of the sale of the associated product.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Kirk Bradley	61	Director
Ernest Cimadamore	54	Director, Secretary
Gerald Hannahs	64	Director
Dale Jensen	66	Director
Scott McPherson	54	Director, Chief Financial Officer

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development, ecommerce, the FinTech industry, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Kirk Bradley

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

Gerald Hannahs

Mr. Hannahs served as an Account Executive and First Vice President for EF Hutton, Prudential and Paine Webber from 1982 to 1986. Mr. Hannahs co-founded Texarkoma Crude & Gas Company in 1983. Mr. Hannahs has over 30 years of experience in the investment business and the oil and gas industry.

Dale Jensen

Mr. Jensen has been retired over the last five years, but has performed consulting services for The Book Patch, a print on demand provider to self-publishing authors and H2X, LLC that has a patented process for infusing wood toothpicks with a controlled amount of any substance, eg. Nicotine, Caffeine, Medicine, etc.

Scott McPherson

Scott McPherson from April 2015 to July 2015 was the Chief Executive Officer and was the Chief Financial Officer of CannLabs, Inc. from June 2014 to July 2015.  Mr. McPherson has been the Chief Financial Officer of VerifyMe, Inc. as of December 1, 2014.  Mr. McPherson previously served as Chief Financial Officer of the VerifyMe, Inc. from December 2012 to October 2013. VerifyMe, Inc. is a public company that provides high-tech solutions in the field of authenticating people and products.  Prior to that, Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2010 through November 2012.  Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax and litigation support services for numerous clients in various industries. The firm has successfully assisted small public companies by developing procedures for them to implement, in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson. Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was a partner in the Merger and Acquisition and SEC departments and Co-Chairman of the Litigation Support department of a regional certified public accounting firm.

Code of Ethics

In April 2013, our board of directors approved a Code of Ethics and Rules of Conduct in accordance with the rules of the Securities and Exchange Commission that governs the conduct of each of our directors, officers, consultants and employees.  Our Code of Ethics and Rules of Conduct is maintained on our website at www.oink.com.  Any amendments to, or waivers of the Code of Ethics and Rules of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.oink.com.  There are currently no such amendments or waivers.

We recognize the importance of preventing both actual conflicts of interest and the appearance of such conflicts in dealings between Virtual Piggy and “related persons” (Virtual Piggy directors, director nominees, executive officers, stockholders beneficially owning 5% or greater of our common stock, or the immediate family members of any of the foregoing).  In accordance with its charter, the Board of Directors will regularly review our corporate policies with respect to conflicts of interest including related party transactions and investigates instances of such conflicts.

Each matter described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions” was vetted and pre-approved by a majority of the disinterested members of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2015, except Peter S. Pelullo failed to file one Form 4 on a timely basis, Gerald Hannahs failed to file Form 3 on a timely basis and Kathe Anchel failed to file Form 3 and one Form 4 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officers during the years ended December 31, 2015 and 2014.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Jo Webber, Former Chief Executive Officer	2015	105,968	-	-	-	-		105,968
	2014	350,000	-	-	-	-		350,000
Kathe Anchel, Chief Executive Officer (a)	2015	33,654	-	165,000	577,295	-		775,949
	2014	-	-	-	-	-		-
Ernest Cimadamore, Corporate Secretary	2015	36,538	-	-	106,925	-		143,463
	2014	100,000	-	-	-	-		100,000
Joseph Dwyer, Former Chief Financial Officer	2015	129,484	-	-	-	-		129,484
	2014	250,000	-	1,400,000	-	-		1,650,000
Scott McPherson, Chief Financial Officer (b)	2015	60,577	-	-	97,046	30,063	*	187,686
	2014	-	-	-	-	139,950		139,950
Pradeep Ittycheria, Former Chief Technology	2015	133,973	-	-	-	-		133,973
Officer	2014	230,772	-	-	-	-		230,772

(1)
– The value of the stock awards were based on the closing stock price on the date that the stock awards were issued.  The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life.

(a)	– Ms. Anchel was appointed Chief Executive Officer on November 16, 2015 and resigned on April 9, 2016.
(b)	– Mr. McPherson was appointed Chief Financial Officer on July 16, 2015.

* - Of this amount $6,513 was accrued as of December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End Table.

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2015.

	Option awards					Stock awards
									Equity
									incentive
								Equity	plan awards:
			Equity					incentive	Market or
			incentive					plan awards:	payout
		Number of	plan awards:				Market	Number of	value of
	Number of	securities	Number of			Number of	value of	unearned	unearned
	securities	underlying	securities			shares or	shares or	shares, units	shares, units
	underlying	unexercised	underlying			units of	units of	or other	or other
	unexercised	options	unexercised	Option		stock that	stock that	rights that	rights that
	options	(#)	unearned	Exercise	Option	have not	have not	have not	have not
	(#)	unexercisable	options	Price	Expiration	vested	vested	vested	vested
Name	exercisable	(a)	(#)	($)	Date	(#)	($)	(#)	($)
Jo Webber	2,000,000	-	-	0.65	3/31/2017	-	-	-	-
Kathe Anchel	-	-	-	-	-	-	-	250,000	45,000
Ernest Cimadamore	250,000	-	-	0.31	11/16/2017	-	-	-	-
	250,000	-	-	0.65	3/31/2017	-	-	-	-
	25,000	-	-	1.01	11/16/2017	-	-	-	-
	-	200,000	-	0.27	7/20/2017	-	-	-	-
	-	300,000	-	0.29	9/1/2020	-	-	-	-
Joe Dwyer	-	-	-	-	-	-	-	-	-
Scott McPherson	25,000	-	-	1.01	11/15/2017	-	-	-	-
	-	250,000	-	0.22	7/31/2020	-	-	-	-
	-	250,000	-	0.29	9/1/2020	-	-	-	-
Pradeep Ittycheria	-	-	-	-	-	-	-	-	-
(a)	Each unvested option in the table above is vesting in three equal installments from the original date of grant.

No named officers exercised stock options or warrants during 2015 and only Kathe Anchel held 250,000 shares of restricted stock that vested during 2015.

Narrative Disclosure to Compensation Tables

Employment Agreements

On November 16, 2015, the Company entered into an employment agreement with Kathe Anchel as President and Chief Executive Officer and as a member of its Board of Directors.  Her employment agreement provides for an annual base salary of (i) $250,000 during the first year of employment, (ii) $287,500 during the second year of employment and (iii) $325,000 during the third year of employment and thereafter, subject to further increase in the Board’s discretion.  The Company agreed within 60 days, to place into escrow an amount sufficient to fund Ms. Anchel’s base salary during the first of year of employment, however, due to lack of funding, this obligation has not been met by the Company.  Ms. Anchel was also to receive stock options to acquire 2,500,000 shares of the common stock of the Company at an exercise price of $0.90 per share (or if greater, the fair market value of such stock on the grant date) vesting in three equal annual installments, however a signed option agreement was never received by the Company.  She was also granted 500,000 shares of restricted common stock of the Company vesting in the following manner: (i) 250,000 shares shall vest immediately upon grant and (ii) 250,000 shares shall vest on the first anniversary of the initial date of employment; provided she is then still employed by the Company.

On July 16, 2015, the Company entered into an employment agreement with Scott McPherson as Chief Financial Officer.  His employment agreement provides for a base salary of $150,000 until such time as the Company raises $3 million in either debt or equity, at which time his compensation will be renegotiated to a higher level.  Additional increases will be at the discretion of the Board of Directors.

Option Revaluations

In April 2015, the Company extended by two years options previously granted to Ernest Cimadamore, which included 250,000 options exercisable at $0.75 per share and 250,000 options exercisable at $0.90 per share. The increase in fair value of this term extension was $25,175.

In November 2015, the Company extended by two years and reduced the exercise price of options previously granted to Ernest Cimadamore, which included 250,000 options exercisable at $1.01 per share and are now exercisable at $0.31 per share.

Option Issuances

On April 30, 2015, the Company issued Ernest Cimadamore options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.27 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on April 30, 2020.  The fair value of the options was $40,497.

On July 31, 2015, the Company issued Scott McPherson options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.22 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on July 31, 2020.  The fair value of the options was $41,689.

On September 1, 2015, the Company issued Scott McPherson options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.29 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on September 1, 2020.  The fair value of the options was $55,356.

On September 1, 2015, the Company issued Ernest Cimadamore options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.29 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on September 1, 2020.  The fair value of the options was $66,428.

DIRECTOR COMPENSATION

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2015 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Virtual Piggy, Inc. during 2015.

					Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Martha McGeary Snider (a)	-	-	197,576	-	-	-	197,576
Kirk Bradley (b)	-	-	66,147	-	-	-	66,147
Gerald Hannahs (c)	-	-	44,285	-	-	-	44,285
Dale Jensen (d)	-	-	44,285	-	-	-	44,285
Philip Manning (e)	-	-	44,285	-	-	-	44,285

(a)	– At December 31, 2015, Ms. McGeary Snider held in the aggregate options to purchase a total of 1,250,000 shares of the Company’s common stock.
(b)	– At December 31, 2015, Mr. Bradley held in the aggregate options to purchase a total of 450,000 shares of the Company’s common stock.
(c)	– At December 31, 2015, Mr. Hannahs held in the aggregate options and warrants to purchase a total of 270,000 shares of the Company’s common stock.
(d)	– At December 31, 2015, Mr. Jensen held in the aggregate options to purchase a total of 300,000 of the Company’s common stock.
(e)	– At December 31, 2015, Mr. Manning held in the aggregate options to purchase a total of 200,000 shares of the Company’s common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2015.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of April 14, 2016, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G files with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	22,275,790	(b)	17.9%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.2%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

Common	Peter S. Pelullo	16,852,340	(c)	14.3%
	630 West Germantown Pike
	Suite 180
	Plymouth Meeting, PA 19462

(a) This table has been prepared based on 117,517,626 shares of our common stock, 108,600 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on April 14, 2016.

(b) Consists of 8,310,555 shares of common stock, 277,778 shares underlying warrants exercisable at $3.00 per share, 1,000,000 shares underlying warrants exercisable at $1.00 per share, 100,000 shares underlying options exercisable at $1.55 per share, 2,222,300 shares underlying warrants exercisable at $1.00 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,000,000 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,667,858 shares of common stock held in the name of Mr. Pelullo, 11,576,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, 342,857 shares underlying warrants exercisable at $0.75 per share, 250,000 shares underlying options exercisable at $0.70 per share held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo and 15,500 shares underlying warrants exercisable at $0.90 per share held in the name of International Corporate Management, Inc.

The following table shows beneficial ownership of Virtual Piggy common stock as of April 14, 2016, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Martha McGeary Snider	1,324,000	(b)	1.1%

Kathe Anchel	250,000	(c)	*

Ernest Cimadamore	1,025,000	(d)	*

Kirk Bradley	1,599,969	(e)	1.4%

Gerald Hannahs	70,000	(f)	*

Dale Jensen	66,667	(g)	*

Scott McPherson	-		*

All current directors and executive	4,335,635		3.7%
officers as a group (7 persons)
*Represents beneficial ownership of less than one percent of the Virtual Piggy common stock outstanding.

(a) This table has been prepared based on 117,517,626 shares of our common stock outstanding on April 14, 2016.  The address for each person listed above is c/o Virtual Piggy, Inc., 100 S. Murphy Avenue, Suite 200 Sunnyvale, CA  94086.

(b) Consists of 1,050,000 shares of common stock, 24,000 shares underlying warrants exercisable at $0.90 per share, 250,000 shares underlying options exercisable at $0.58 per share, 1,000,000 shares underlying options exercisable at $0.90 per share.

(c)  Consist of 250,000 shares of common stock.

(d) Consists of 500,000 shares of common stock held by Toria, Inc., an affiliate of Mr. Cimadamore, 250,000 shares underlying options exercisable at $0.90 per share, 250,000 shares underlying options exercisable at $0.65 per share, 25,000 shares underlying options exercisable at $1.01, 200,000 shares underlying options exercisable at $0.27 per share, 300,000 shares underlying options exercisable at $0.29 per share.

(e)  Consists of 1,433,302 shares of common stock and 166,667 shares underlying options exercisable at $1.85 per share.

(f) Includes 70,000 shares underlying warrants exercisable at $1.00 per share.

(g) Includes 66,667 shares underlying options exercisable at $1.17 per share.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 During the years ended December 31, 2015 and 2014, the certified public accounting firm owned by the current Chief Financial Officer billed $30,063 and $124,950 for accounting services of which $6,513 is due as of December 31, 2015.

On December 8, 2015, the Company entered into an agreement with its Chairman of the Board that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, contains a commitment fee of 7.5%, and and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.  The warrants were valued at $2,348.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2015 and 2014 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2015 and 2014 were $77,000 and $77,830, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2015 and 2014, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2015 and 2014, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2015 and 2014, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

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

10.7
Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.8
Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.9	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.10
Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.11
Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.12	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.13	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.14	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.15	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.16	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2015.

Virtual Piggy, Inc.

By:	/s/ Ernest Cimadamore
Ernest Cimadamore, Secretary and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ernest Cimadamore	Secretary, Director and Principal Executive Officer	April 14, 2016
Ernest Cimadamore

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	April 14, 2016
Scott A. McPherson

/s/Kirk Bradley	Director	April 14, 2016
Kirk Bradley

/s/ Gerald Hannahs	Director	April 14, 2016
Gerald Hannahs

/s/ Dale Jensen	Director	April 14, 2016
Dale Jensen

Virtual Piggy, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Virtual Piggy, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Virtual Piggy, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania
April 14, 2016

Virtual Piggy, Inc. and Subsidiary
Consolidated Balance Sheets
	December 31, 2015	December 31, 2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,646	$1,652,392
Accounts receivable, net of allowance of $6,293 and $0	360	7,607
Assets held for sale, net of accumulated depreciation of $23,174 and $0	34,071	-
Prepaid expenses	72,918	591,929

TOTAL CURRENT ASSETS	123,995	2,251,928

PROPERTY AND EQUIPMENT
Computer equipment	73,645	109,978
Furniture and fixtures	15,722	79,634
Leasehold improvements	-	81,659
	89,367	271,271
Less: accumulated depreciation	(57,823)	(91,742)
	31,544	179,529

OTHER ASSETS
Deposit	31,800	46,483
Patents and trademarks, net of accumulated
amortization of $96,282 and $75,292	589,420	636,230
	621,220	682,713

TOTAL ASSETS	$776,759	$3,114,170

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,702,527	$829,372
Deferred revenue	-	2,685
Preferred stock dividend liability	1,804,302	723,649
Convertible notes payable - stockholders	2,940,000	-
Notes payable, net of discount of $37,482 and $0	988,918	-

TOTAL CURRENT LIABILITIES	7,435,747	1,555,706

CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at December 31, 2015 and 2014	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2015 and 2014	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
117,517,626 and 119,117,626 shares issued and outstanding at
December 31, 2015 and 2014	11,752	11,912

Additional paid in capital	54,203,451	53,458,324

Deferred compensation	(72,188)

Accumulated deficit	(60,802,017)	(52,060,191)

Cumulative translation adjustment	-	148,405

STOCKHOLDERS' EQUITY (DEFICIT)	(6,658,988)	1,558,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$776,759	$3,114,170

The accompanying notes are an integral part of these consolidated financial statements.

  Virtual Piggy, Inc. and Subsidiary
Consolidated Statements of Operations
For the Years Ended December 31, 2015 and 2014
	For theYears Ended
	Ended December 31,
	2015	2014

SALES	$23,546	$5,708

OPERATING EXPENSES
Sales and marketing	1,813,388	5,096,034
Product development	1,643,327	3,257,279
Integration and customer support	200,416	815,083
General and administrative	3,392,786	5,378,644
Strategic consulting	451,042	539,208
Total operating expenses	7,500,959	15,086,248

NET OPERATING LOSS	(7,477,413)	(15,080,540)

OTHER INCOME (EXPENSE)
Interest income	344	6,602
Interest expense	(302,904)	(94,566)
Loss on disposition of fixed assets	(88,132)	-
Change in fair value of embedded derivative liability	-	5,513,666
Cumulative translation adjustment upon closing of England office	206,933	-

	(183,759)	5,425,702

NET LOSS	(7,661,172)	(9,654,838)

Less: Deemed dividend distributions	-	(6,231,260)

Less: Accrued preferred dividends	(1,080,654)	(723,649)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,741,826)	$(16,609,747)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.07)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	118,225,959	116,690,412

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Piggy, Inc. and Subsidiary
Consolidated Statement of Comprehensive Loss
For the Years Ended December 31, 2015 and 2014

	For the Years
	Ended December 31,
	2015	2014

NET LOSS	$(7,661,172)	$(9,654,838)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax	58,528	150,260
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	58,528	150,260

COMPREHENSIVE LOSS	$(7,602,644)	$(9,504,578)

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Piggy, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the two years ended December 31, 2015

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional			Cumulative
	Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Adjustment	Total

Balance December 31, 2013	-	$-	-	$-	111,396,768	$11,140	$35,318,751	$-	$(35,450,446)	$(1,855)	$(122,410)

Issuance of shares of convertible preferred stock and 10,860,000 warrants through private placement at $100 per unit	108,600	11	-	-	-	-	5,722,164	-	-	-	5,722,175
Issuance of shares of convertible preferred stock and 28,378 warrants through private placement at $90 per unit	-	-	28,378	3	-	-	2,178,176	-	-	-	2,178,179
Issuance of shares of common stock from exercise of warrants through warrant exchange offering at $.50 per share	-	-	-	-	5,042,287	504	2,520,600	-	-	-	2,521,104
Issuance of shares of common stock at $0.70 replacing warrants	-	-	-	-	2,000,000	200	48,384	-	-	-	48,584
Exercise of stock options	-	-	-	-	100,000	10	74,990	-	-	-	75,000
Exercise of warrants	-	-	-	-	278,571	28	139,258	-	-	-	139,286
Revaluation of options and warrants	-	-	-	-	-	-	136,663	-	-	-	136,663
Issuance of equity for services	-	-	-	-	300,000	30	1,286,274	-	-	-	1,286,305
Deemed dividend distribution in conjunction with Preferred Series A offering	-	-	-	-	-	-	5,137,825	-	(5,137,825)	-	-
Deemed dividend distribution in conjunction with warrant exchange offering	-	-	-	-	-	-	717,594	-	(717,594)	-	-
Deemed dividend distribution in conjunction with Preferred Series B offering	-	-	-	-	-	-	375,841	-	(375,841)	-	-
Stock issuance costs	-	-	-	-	-	-	(198,196)	-	-	-	(198,196)
Accrued preferred dividends	-	-	-	-	-	-	-	-	(723,647)	-	(723,647)
Net loss	-	-	-	-	-	-		-	(9,654,838)	-	(9,654,838)
Cumulative translation adjustment	-	-	-	-	-	-	-		-	150,260	150,260

Balance, December 31, 2014	108,600	11	28,378	3	119,117,626	11,912	53,458,324	-	(52,060,191)	148,405	1,558,464

Revaluation of options and warrants	-	-	-	-	-	-	205,364	-	-	-	205,364
Issuance of warrants with notes payable	-	-	-	-	-	-	33,103	-	-	-	33,103
Issuance of options for services	-	-	-	-	-	-	341,585	-	-	-	341,585
Issuance of equity for services	-	-	-	-	400,000	40	444,875	(72,188)	-	-	372,727
Forfeited restricted stock	-	-	-	-	(2,000,000)	(200)	(279,800)	-	-	-	(280,000)
Accrued preferred dividends	-	-	-	-	-	-	-	-	(1,080,654)	-	(1,080,654)
Net loss	-	-	-	-	-	-	-	-	(7,661,172)	-	(7,661,172)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	(148,405)	(148,405)

Balance, December 31, 2015	108,600	$11	28,378	$3	117,517,626	$11,752	$54,203,451	$(72,188)	$(60,802,017)	$-	$(6,658,988)

The accompanying notes are an integral part of these consolidated financial statements.

Virtual Piggy, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015 and 2014
	Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,661,172)	$(9,654,838)
Adjustments to reconcile net loss to net cash
used in operating activities
Provision for bad debts	6,293	-
Fair value of options issued in exchange for services	341,585	905,504
Income from forfeiture of restricted stock	(280,000)	-
Fair value of stock issued in exchange for services	372,727	429,384
Revaluation of options and warrants	205,364	136,663
Change in fair value of embedded derivative liability	-	(5,513,666)
Accretion of discount on notes payable	50,025	86,087
Depreciation and amortization	114,075	100,013
Loss on abandonment of patents and disposal of fixed assets	88,132	284,889
Foreign currency translation adustment from closing England office	(206,933)	-
(Increase) decrease in assets
Accounts receivable	954	(6,607)
Prepaid expenses	519,011	(366,696)
Deposits	14,683	71,635
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	818,750	(1,320,309)
Deferred revenue	(2,685)	2,685

Net cash used in operating activities	(5,619,191)	(14,845,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,693)	(164,341)
Patent and trademark costs	(33,790)	(191,948)

Net cash used in investing activities	(41,483)	(356,289)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - stockholders	2,940,000	-
Proceeds from notes payable - stockholders	1,026,400	(1,000,000)
Proceeds from issuance of preferred stock and warrants	-	13,414,020
Proceeds from exercise of options	-	75,000
Proceeds from exercise of warrants	-	2,660,390
Stock issuance costs	-	(198,194)

Net cash provided by financing activities	3,966,400	14,951,216

EFFECT OF EXCHANGE RATE ON CASH	58,528	150,260

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,635,746)	(100,069)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	1,652,392	1,752,461

CASH AND CASH EQUIVALENTS - END OF YEAR	$16,646	$1,652,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$8,478
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Fair value of beneficial conversion value as discount against Preferred Stock	$-	$5,513,666
Fair value of warrant liability as discount against Preferred Stock	$-	$5,513,666
Accretion of discount on preferred stock as deemed distribution	$-	$5,513,666
Deemed dividend distribution in conjunction with warrant exchange	$-	$717,594
Accrued preferred dividend	$1,080,653	$723,649
Fair value of warrants issued as discount for note payable	$33,103	$-
Accrued interest as discount on notes payable	$54,405	$-
Forfeited stock reclassified as additional paid in capital	$200	$-
Fair value of stock issued as deferred compensation	$165,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

 Virtual Piggy, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.

The Company is a technology company that will deliver an online ecommerce solution for the family. The Company’s system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. The system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use.

The Company believes that a future alternative for Virtual Piggy, Inc. will revolve around the FinTech industry with a partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the company’s platform into co-branded payments solutions targeting youth and family.  The Company also believes this approach will enable the company to reduce expenses while broadening its reach.

Within this partner-first model, the company is incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.

In addition, the Company is analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

The Company’s principal office is located in Sunnyvale, California and in 2013 the Company opened an office in London, England to support the sales and marketing efforts in Europe and the development of its mobile applications, which was closed in September 2015.

On December 3, 2015, Finity, Inc. was incorporated as a wholly owned subsidiary of the Company.  On December 11, 2015, Finity, Inc. changed its name to Finitii, Inc.  Finitii, Inc. was established as a not for profit entity for the purpose of teaching children financial literacy.

Basis of Presentation
The accompanying consolidated financial statements of Virtual Piggy, Inc. and its wholly owned subsidiary, Finitii, Inc. (collectively the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany transactions have been eliminated in consolidation.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

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

Level 1: Quoted market price in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The level in the fair value hierarchy within which a fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

Foreign Currency Translation
The functional currency of operations outside the U.S. was British Pounds.  The Company closed its sales office in England in September 2015, and the cumulative translation adjustment was reported as part of the gain on closing the England office in accordance with FASB ASC 830-30, Foreign Currency Matters.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation expense related to property and equipment was $76,866 and $60,006 for the years ended December 31, 2015 and 2014 and is included in general and administrative expenses.

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7
Leasehold improvements	Term of lease

Patents and Trademarks

The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” ”Parent Match”  and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, three of which are pending, four of which have been allowed, and five of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Deferred Financing Costs
Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt.  In the case of long-term debt modifications, the Company follows the guidance provided by FASB ASC 470-50, Debt-Modification and Extinguishments.

Convertible Notes Payable
Convertible notes payable, for which the embedded conversion feature does not qualify for derivative treatment, are evaluated to determine if the effective or actual rate of conversion per the terms of the convertible note agreement is below market value.  In these instances, the company accounts for the value of the beneficial conversion feature (“BCF”) as a debt discount, which is then accreted to interest expense over the life of the related debt using the straight-line method, which approximates the effective interest method.

Revenue Recognition
In accordance with FASB ASC 605, Revenue Recognition, the Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue at the time of the sale of the associated product.

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

Stock-based Payments
The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees. Under FASB ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.  Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the service period, as if the Company had paid cash for the services.  At the end of each financial reporting period, prior to the completion of the services, the fair value of the equity based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly.  Since the fair value of equity based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity based payments are fully vested or the service is completed.

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $119,036 and $327,483 for the years ended December 31, 2015 and 2014. These costs are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $1,643,327 and $3,257,279 for the years ended December 31, 2015 and 2014.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years ended December 31, 2015 and 2014, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements
As of December 31, 2015 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, Derivative and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity.  The amendments in this Update apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share.

For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances.  That is, an entity should determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract.

The affects of initially adopting the amendments in this Update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.

The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  If an entity early adopts the amendments in an interim period, any adjustments shall be reflected as of the beginning of the fiscal year that include that interim period.

The Company is evaluating the impact of these updates.

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

As of April 14, 2016, the Company has a cash position of approximately $3,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2016.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At December 31, 2015 and 2014, capitalized patent and trademark costs, net of accumulated amortization, were $589,420 and $636,230.  Amortization expense for patents and trademarks was $37,209 and $40,007 for the years ended December 31, 2015 and 2014.

During 2015 and 2014, the Company abandoned its application for several of its patents and trademarks. Accordingly, the Company recorded a charge to general and administrative expenses for $43,391 and $183,592 relating to costs previously capitalized with respect to these applications.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

The Notes are recorded as a current liability as of December 31, 2015.  Interest accrued on the notes during the year ended December 31, 2015 was $225,452.

NOTE 5 – NOTES PAYABLE - STOCKHOLDERS

On July 20, 2015, the Company entered into agreements with three stockholders that each include notes payable in the amount of $250,200, and two-year warrants to purchase 50,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum and notes payable in the amount of $200,200 contain a commitment fee of 7.5%, which with the principal balance are payable upon the earlier of:

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

On August 12, 2015, the Company entered into an agreement with a stockholder that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum and has the same repayment terms as above.  The warrants were valued at $1,175, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of .67% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and are being accreted over the term of the note payable for financial statement purposes.

On September 18, 2015, the Company entered into an agreement with a stockholder that includes a notes payable in the amount of $125,000, and two-year warrants to purchase 25,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, contains a commitment fee of 7.5%, and has the same repayment terms as above.  The warrants were valued at $3,093 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of 0.67% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

Between October 6 and 9, 2015, the Company entered into agreements with four stockholders that includes notes payable in the aggregate amount of $150,000, and two-year warrants to purchase 75,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum, and have the same repayment terms as above.  The warrants were valued at $13,106 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 132.9% to 133.2%, risk free interest rate of 0.61% to 0.65% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On October 15, 2015, the Company entered into an agreement with a stockholder that includes a note payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, contains a commitment fee of 7.5%, and has the same repayment terms as above.  The warrants were valued at $7,262 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.0%, risk free interest rate of 0.61% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On November 19, 2015, the Company entered into an agreement with the Chairman of the Board (who is also a stockholder) that includes a note payable in the amount of $20,000, and two-year warrants to purchase 4,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum and has the same repayment terms as above.  The warrants were valued at $664 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.91% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and are being accreted over the term of the note payable for financial statement purposes.

On December 1, 2015, the Company entered into an agreement with a stockholder that includes a note payable in the amount of $16,000, and two-year warrants to purchase 3,200 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum and has the same repayment terms as above.  The warrants were valued at $416 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.91% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On December 8, 2015, the Company entered into an agreement with its Chairman of the Board (who is also a stockholder) that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, contains a commitment fee of 7.5%, and has the same repayment terms as above.  The warrants were valued at $2,348 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.94% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

On December 28 and 29, 2015, the Company entered into agreements with two stockholders that includes notes payable in the aggregate amount of $65,000, and two-year warrants to purchase 13,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum, and have the same repayment terms as above.  The warrants were valued at $964 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 134.8% to 134.9%, risk free interest rate of 1.05% to 1.09% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

The 7.5% commitment fees, amounting to $54,405, on the Notes Payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes. The same amount is included in accrued interest until the liability is paid.

The notes payable are recorded as a current liability as of December 31, 2015.  Interest accrued including the 7.5% commitment fee on the notes during the year ended December 31, 2015 was $81,831.

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

At December 31, 2015, the Company has a net operating loss (“NOL”) that approximates $55 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2015	2014
Current	$(2,714,000)	$(3,418,000)
Deferred	(402,000)	(547,000)
Change in valuation allowance	3,116,000	3,965,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2015		December 31, 2014
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(2,681,000)	(35)	$(3,379,000)	(35)
State tax, net of federal tax effect	(460,000)	(6)	(579,000)	(6)
Non-deductible share-based compensation	-	(0)	(40,000)	(0)
Non-deductible other expenses	25,000	-	33,000	-
Change in valuation allowance	3,116,000	41	3,965,000	41

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2015 and 2014 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,
	2015	2014

Deferred tax asset for NOL carryforwards	$(22,428,000)	$(19,714,000)
Deferred tax asset for stock based compensation	(2,239,000)	(1,837,000)
Valuation allowance	24,667,000	21,551,000

Net	$-	$-

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at December 31, 2015. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2015. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

As of December 31, 2015, the value of the cumulative 8% dividends for all preferred stock was $1,804,302. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a non-current liability.

NOTE 9 – STOCKHOLDERS’ EQUITY

Exercise of Options and Warrants

In 2014, options and warrants to purchase 378,571 shares of the Company’s common stock were exercised at an average price of $0.57 per share for net proceeds to the Company of $214,286.

Exchange of Warrants and Deemed Dividend
Effective February 7, 2014, when the market price of our common stock was $1.18 per share, the Company completed an exchange offering with certain investors in our 2011 to 2012 Private Placements to exercise their current warrants at $0.50 per share and receive a new warrant which would be convertible into the same number of common shares as the original warrant.  The new warrant has an exercise price of $1.00. The Company has recognized a deemed dividend of $717,594 in the Statement of Operations for the year ended December 31, 2014, attributable to the incremental fair value resulting from the modification of these warrants.  The fair value of the new warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 143.2%, risk free interest rate of 0.30% and expected option life approximating two years.  The warrants expire two years from the date of issuance. Pursuant to the offering, the Company received aggregate cash consideration of $2,521,104 from exercised warrants to purchase 5,042,287 shares of Company common stock.

Extension and Revaluation of Options and Warrants
In February 2014, the Company extended warrants previously granted to two of its executive officers, which included 1,142,588 warrants exercisable at $0.04 per share and 100,000 warrants exercisable at $.75 per share for an additional two years.  The increase in fair value of this term extension was $28,663 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions: no dividend yield, expected volatility of 89.3% to 89.5%, risk free interest rate of 0.22%, and expected warrant life of 2 years.

In June 2014, the Company extended by one year the term of 514,286 warrants with an exercise price of $0.75 which were to expire in June 2014.  The fair value of the extended warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 99.6%, risk free interest rate of 0.11% and expected option life approximating one year.  The Company recognized compensation expense of $108,000, which was charged to general and administrative expenses.

In February 2015, the Board of Directors of the Company approved amendments extending the term of outstanding warrants to purchase in the aggregate 3,877,970 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $1.00 per share.  These warrants were scheduled to expire at various dates during 2015 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from February 23, 2016 to December 28, 2016. The increase in fair value of this term extension was $219,051 which was expensed during the period. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended warrants: no dividend yield, expected volatility of 95.1%, risk free interest rate of 0.22%, and expected warrant life of 1.28 years.

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

In April 2015, the Company extended options previously granted to an executive officer, which included 250,000 options exercisable at $0.75 per share and 250,000 options exercisable at $0.90 per share. The increase in fair value of this term extension was $25,175. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions; no dividend yield, expected volatility of 100.9%, risk free interest rate of 0.24% and 0.42% and expected life of 2.4 years and 2.6 years.

In November 2015, the Company extended and reduced the exercise price of options previously granted to an executive officer, which included 250,000 options exercisable at $1.01 per share and are now exercisable at $0.31 per share. The increase in fair value of this term extension and exercise price reduction was $38,109. The Company used the Black-Scholes option pricing model to calculate the increase in fair value after the extension, with the following assumptions; no dividend yield, expected volatility of 133.4%, risk free interest rate of 0.87%. and expected life of 2 years.

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was a decrease in fair value of $86,663 during the year ended December 31, 2015. The Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 102.9% to 115.2%, risk free interest rate of 0.64% to 1.76% and expected life of 2 to 4 years.

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

In November, 2014, one of the Company’s executive officers voluntarily terminated his option grant of 1,000,000 shares. The Company issued to such executive a replacement grant of 2,000,000 shares of restricted stock which vest annually over a three year period in accordance with the Company’s 2013 Equity Incentive Plan. The shares were valued at the closing stock price on the date of issuance which was $0.70, valuing the shares at $1.4 million, fair value, which were being expensed over the vesting term.  The officer resigned in July 2015 and the restricted stock was retired, unvested.  The previously recognized expense was reversed as of September 30, 2015.

During the second quarter of 2015, the Company issued a consultant a total of 150,000 shares of the Company’s common stock which were valued at the closing price on the date of issuance of $0.27, $0.40 and $0.30, valuing the total shares at $48,500, which was expensed immediately.

On November 16, 2015, the Company agreed to issue 500,000 shares of restricted stock to an executive officer, of which half vested immediately and the other half vest on the one year anniversary of the original grant.  The shares were valued at the closing stock price on the date of issuance which was $0.33, valuing the shares at $165,000, fair value, which are being expensed over the vesting term.

NOTE 10 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2015, options to purchase 6,480,000 shares of common stock have been issued and are unexercised, and 8,670,000 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2015, under the 2013 Plan grants of restricted stock and options to purchase 2,262,500 shares of common stock have been issued and are unvested or unexercised, and 2,737,500 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2015 and 2014:

	2015	2014

Risk Free Interest Rate	1.52%	1.52%
Expected Volatility	108%	94%
Expected Life (in years)	5.0	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.23	$0.63

The following table summarizes the activities for our stock options for the year ended December 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	18,817,499	$0.90
Granted	3,085,000	$0.92
Exercised	(100,000)	$0.75
Cancelled/Forfeited	(3,146,673)	$1.24
Expired	(1,984,999)	$1.39
Balance as of December 31, 2014	16,670,827	$0.78
Granted	4,075,000	$0.48
Cancelled/Forfeited	(10,188,327)	$0.64
Expired	(1,735,000)	$1.17
Balance as of December 31, 2015	8,822,500	$0.76	2.6	$-
Exercisable as of December 31, 2015	5,409,987	$0.87	1.5	$-
Exercisable as of December 31, 2015 and expected to vest thereafter	8,822,500	$0.76	2.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.18 for our common stock on December 31, 2015.

During the year ended December 31, 2015 and 2014, the weighted average fair value of stock options granted during the year was $93,498 and $1,930,379.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

During the year ended December 31, 2015 and 2014, the intrinsic value of stock options exercised during the period was $0 and $98,000.

For the years ended December 31, 2015 and 2014, the Company expensed $341,585 and $905,304, relative to the fair value of stock options granted.

As of December 31, 2015, there was $693,678 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2015 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities of our unvested stock options for the year ended December 31, 2015:

	Number of Awards	Weighted Average Exercise Price	Weighted Average Remaining Amortization Period (Years)
Unvested stock options at December 31, 2013	8,616,258	1.20
Granted	3,085,000
Cancelled/Forfeited	(2,411,673)
Expired	(1,550,000)
Vested	(3,075,818)
Unvested stock options at December 31, 2014	4,663,767	$0.98	2.08
Granted	4,075,000	$0.48
Cancelled/Forfeited	(3,755,424)	$0.83
Expired	-	$-
Vested	(1,570,831)	$0.89
Unvested stock options at December 31, 2015	3,412,512	$0.58	4.32

The following table summarizes the activities for our warrants for the year ended December 31, 2015:

	Warrants Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in 000’s) (1)

Balance as of December 31, 2013	13,887,181	$0.81
Granted	20,115,087	$1.00
Exercised	(5,320,858)	$0.50
Expired	(2,050,000)	$0.84
Balance as of December 31, 2014	26,631,410	$1.01
Granted	250,200	$0.90
Expired	(515,714)	$0.50
Balance as of December 31, 2015	26,365,896	$1.02	0.4	$160
Exercisable as of December 31, 2015	26,365,896	$1.02	.04	$160
Exercisable as of December 31, 2015 and expected to vest thereafter	26,365,896	$1.02	0.4	$160

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.18 for our common stock on December 31, 2015.

All warrants were vested on the date of grant.

NOTE 11 - OPERATING LEASES

For the years ended December 31, 2015 and 2014, total rent expense under leases amounted to $287,506 and $604,875.  At December 31, 2015, the Company was not obligated under non-cancelable operating lease arrangements for property.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2015 and 2014, the certified public accounting firm owned by the current Chief Financial Officer billed $30,063 and $124,950 for accounting services of which $6,513 is due as of December 31, 2015.

On December 8, 2015, the Company entered into an agreement with its Chairman of the Board that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90 (see Note 4).

During November and December 2015, the Chairman of the Board paid expenses totalling $45,008 on behalf of the Company, which were included in accounts payable and outstanding at December 31, 2015.

NOTE 13 – SUBSEQUENT EVENTS

On January 15 and 19, 2016, the Company entered into an agreement with two stockholders that includes notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On January 25, 2016, the Board of Directors approved amendments extending the term of outstanding warrants to purchase in the aggregate 24,372,838 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $3.00 per share (the “Warrants”).  These Warrants were scheduled to expire at various dates during 2016 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from January 26, 2017 to December 28, 2017.  The Company will record a non-cash compensation charge in the first quarter of 2016 of approximately $1.3 million, which is the fair value of this term extension.

On January 31, 2016, the Company sold our assets held for sale for $55,000 to a vendor as partial repayment of an outstanding invoice.

On January 29 and February 3, 2016, the Company entered into an agreement with two stockholders that includes notes payable in the aggregate amount of $90,000, and two-year warrants to purchase 18,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On February 23, 2016, the Company entered into Amendments to Promissory Note Agreements (the “Amendments”) with five holders of the Company’s outstanding unsecured Promissory Notes in the aggregate principal amount of $475,300 (the “Outstanding Notes”), pursuant to which the maturity date of such Outstanding Notes was extended to the twelve (12) month anniversary of the original issuance date (formerly the six (6) month anniversary of the original issuance date) or such earlier date that (i) the Company completes the closing of  specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.  The Outstanding Notes were previously to mature between January 20, 2016 and March 18, 2016 and will now mature not later than dates between July 20, 2016 and September 18, 2016.  The Amendments took effect retroactive to the prior applicable maturity date.

On March 15, 2016, the Company entered into an agreement with a stockholder that includes notes payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90 per share.  The note bears interest at 10% per annum, and matures on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On March 2 and 4, 2016, the Company entered into agreements with two stockholders that includes notes payable in the aggregate amount of $105,100, and two-year warrants to purchase 21,000 shares of the Company’s common stock at $0.90. The notes bears interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On February 23, 2016, the Company entered into an agreement with three stockholders that includes notes payable in the aggregate amount of $26,000, and two-year warrants to purchase 5,200 shares of the Company’s common stock at $0.90 per share.  The note bears interest at 10% per annum, and matures on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

Subsequent to December 31, 2015, the Chairman of the Board paid expenses on behalf of the Company in the amount of $28,746, which are included in accounts payable.  The accounts payable outstanding to the Chairman of the Board as of the date of this report is $73,753.