Form 10-Q
period 2016-03-31
VIRTUAL PIGGY, INC.
filed 2016-05-13
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(310)853-1950
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,517,626 shares of common stock outstanding at May 13, 2016.

PART I - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Quarterly Report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” “believes,” “contemplates,” “targets,” “could,” “would” or “should” or the negative thereof or any variation thereon or similar terminology or expressions. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

ITEM 1.	FINANCIAL STATEMENTS

Virtual Piggy, Inc.

CONTENTS

Virtual Piggy, Inc.
Condensed Consolidated Balance Sheets
March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,808	$16,646
Accounts receivable, net of allowance of $0 and $6,293	-	360
Assets held for sale, net of accumulated depreciation of $0 and $23,174	-	34,071
Prepaid expenses	17,417	72,918

TOTAL CURRENT ASSETS	68,225	123,995

PROPERTY AND EQUIPMENT
Computer equipment	20,366	73,645
Furniture and fixtures	15,722	15,722
	36,088	89,367
Less: accumulated depreciation	(20,329)	(57,823)
	15,759	31,544

OTHER ASSETS
Deposit	-	31,800
Patents and trademarks, net of accumulated
amortization of $105,490 and $96,282	580,212	589,420
	580,212	621,220

TOTAL ASSETS	$664,196	$776,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,753,811	$1,702,527
Accounts payable - related parties	109,993	-
Preferred stock dividend liability	2,072,582	1,804,302
Convertible notes payable - stockholders	2,940,000	2,940,000
Notes payable, net of discount of $27,679 and $37,482	1,482,221	988,918

TOTAL CURRENT LIABILITIES	8,358,607	7,435,747

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at March 31, 2016 and December 31, 2015	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2016 and December 31, 2015	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
117,517,626 shares issued and outstanding at March 31, 2016 and
December 31, 2015	11,752	11,752

Additional paid in capital	55,584,628	54,203,451

Deferred compensation	(51,563)	(72,188)

Accumulated deficit	(63,239,242)	(60,802,017)

Cumulative translation adjustment	-	-

STOCKHOLDERS'DEFICIT	(7,694,411)	(6,658,988)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$664,196	$776,759

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For theThree Months Ended
	Ended March 31,
	2016	2015

SALES	$1,025	$4,109

OPERATING EXPENSES
Sales and marketing	35,103	889,237
Product development	247,573	590,870
Integration and customer support	34,238	61,838
General and administrative	1,718,228	1,492,252
Strategic consulting	-	135,000
Total operating expenses	2,035,142	3,169,197

NET OPERATING LOSS	(2,034,117)	(3,165,088)

OTHER INCOME (EXPENSE)
Interest income	-	149
Interest expense	(142,231)	(14,247)
Gain on disposition of fixed assets	7,403	-
	(134,828)	(14,098)

NET LOSS	(2,168,945)	(3,179,186)

Less: Accrued preferred dividends	(268,280)	(264,605)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,437,225)	$(3,443,791)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,517,626	119,117,626

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	For the Three Months
	Ended March 31,
	2016	2015

NET LOSS	$(2,168,945)	$(3,179,186)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax	-	114,475
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	-	114,475

COMPREHENSIVE LOSS	$(2,168,945)	$(3,064,711)

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Cosnolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2016
	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional
	Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2015 (Audited)	108,600	$11	28,378	$3	117,517,626	$11,752	$54,203,451	$(72,188)	$(60,802,017)	$(6,658,988)

Issuance of warrants with notes payable	-	-	-	-	-	-	6,359	-	-	6,359
Revaluation of warrants	-	-	-	-	-	-	1,305,411	-	-	1,305,411
Fair value of options for services	-	-	-	-	-	-	69,407	-	-	69,407
Amortization of deferred compensation	-	-	-	-	-	-	-	20,625	-	20,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	(268,280)	(268,280)
Net loss	-	-	-	-	-	-	-	-	(2,168,945)	(2,168,945)

Balance, March 31, 2016 (Unaudited)	108,600	$11	28,378	$3	117,517,626	$11,752	$55,584,628	$(51,563)	$(63,239,242)	$(7,694,411)

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,168,945)	$(3,179,186)
Adjustments to reconcile net loss to net cash
used in operating activities
Provision for bad debts	360	-
Fair value of options issued in exchange for services	69,407	190,364
Fair value of stock issued in exchange for services	-	115,068
Revaluation of options and warrants	1,305,411	228,743
Deferred compensation	20,625	-
Accretion of discount on notes payable	38,670	-
Depreciation and amortization	11,467	28,719
(Gain) Loss on abandonment of patents and disposal of fixed assets	(7,403)	895
(Increase) decrease in assets
Accounts receivable	-	57
Prepaid expenses	55,500	265,390
Deposits	31,800	7,253
Increase (decrease) in liabilities
Accounts payable, accrued expenses and litigation settlement	193,770	59,617
Deferred revenue	-	5,207

Net cash used in operating activities	(449,338)	(2,277,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,129)
Patent and trademark costs	-	(28,041)

Net cash used in investing activities	-	(33,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable - stockholders	-	2,000,000
Proceeds from notes payable - stockholders	483,500	-
Net cash provided by financing activities	483,500	2,000,000

EFFECT OF EXCHANGE RATE ON CASH	-	114,475

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,162	(196,568)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,646	1,652,392

CASH AND CASH EQUIVALENTS - END OF PERIOD	$50,808	$1,455,824

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$55,000	$-
	-
Accrued preferred dividend	$268,280	$264,605
Fair value of warrants issued as discount for note payable	$6,359	$-
Accrued interest as discount on notes payable	$22,508	$-

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Notes to the Financial Statements

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.

The Company is a technology company that seeks to deliver an online ecommerce solution for the family. The Company’s system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. The system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use.

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

Within this affinity partner model, the Company will be incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.

The Company is also analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

In addition, the Company is currently adding enhancements to the platform, to enable the platform to update itself with any new regulations that are passed, in order to reduce costs associated with manually updating the platform.  This will also enable the Company to market the platform to other companies in need of a solution to comply with COPPA or other regulatory requirements.

Our primary strategic objective over the next 12 -18 months is to increase the value of the underlying technical assets of the company by incorporating new essential functionality that will act as a key differentiator in the financial services market.  These new technology advances will also augment our current portfolio of patents that give the company its competitive advantage.  In addition, the company is redirecting its marketing efforts to increase its user base by entering into affinity marketing agreements with companies targeting specific user communities.  This will increase our potential user community while bringing in substantial development and licensing revenue for those sectors.  This approach will greatly reduce the expense associated with direct marketing efforts.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying condensed consolidated financial statements of Virtual Piggy, Inc. and its wholly owned subsidiary, Finitii, Inc. (collectively the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany transactions have been eliminated in consolidation.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalized the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

As of March 31, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

The Company’s current monetization model is to license our platform to merchants to enable them to provide COPPA compliant services for themselves and their customers.

As of May 13, 2016, the Company has a cash position of approximately $44,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2016.

NOTE 3 – ACCOUNTS PAYABLE – RELATED PARTIES

As of March 31, 2016, the former Chairman of the Board had paid expenses on behalf of the Company in the amount of $88,658.  The Company also owes the Chief Financial Officer a total of $13,848 as of March 31, 2016, including unpaid health insurance of $7,335 and unpaid accounting services, to the Chief Financial Officer’s accounting firm for services provided prior to his becoming the Chief Financial Officer of the Company, in the amount of $6,513.  Additionally, the Company owes a company owned by a beneficial owner of more than 5% of the Company $7,487.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the notes were extended to March 5, 2017 with the consent of the note holders.

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only.  Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock.  In addition, pursuant to the terms of a Security Agreement entered into on May 11, 2015 by and among the Company, the Investors and a collateral agent acting on behalf of the Investors (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets.  Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.

The Notes are recorded as a current liability as of March 31, 2016.  Interest accrued on the notes was $298,751 and $225,452 as of March 31, 2016 and December 31, 2015.  Interest expense related to these notes payable was $73,299 and $14,247 for the three months ended March 31, 2016 and 2015.

NOTE 5 – NOTES PAYABLE - STOCKHOLDERS

On January 15 and 19, 2016, the Company entered into agreements with two stockholders that includes notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On January 29 and February 3, 2016, the Company entered into agreements with two stockholders that includes notes payable in the aggregate amount of $90,000, and two-year warrants to purchase 18,000 shares of the Company’s common stock at $0.90. The notes bear interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On February 23, 2016, the Company entered into agreements with three stockholders that includes notes payable in the aggregate amount of $26,000, and two-year warrants to purchase 5,200 shares of the Company’s common stock at $0.90 per share.  The notes bear interest at 10% per annum, and mature on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

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

On March 2, 2016, the Company entered into an agreement with a stockholder that includes a note payable in the amount of $5,000, and two-year warrants to purchase 1,000 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, and matures on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.

On March 4, 2016, the Company entered into an agreement with a stockholder that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,020 shares of the Company’s common stock at $0.90. The note bears interest at 10% per annum, and matures on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.  This note contains a 7.5% commitment fee, which is payable upon maturity of the note.

On March 15, 2016, the Company entered into an agreement with a stockholder that includes notes payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90 per share.  The note bears interest at 10% per annum, and matures on the six month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of the 10% Secured Convertible Promissory Notes.  This note contains a 7.5% commitment fee, which is payable upon maturity of the note.

The 7.5% commitment fees, amounting to $76,913 and $54,405 as of March 31, 2016 and December 31, 2015, on the Notes Payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes. The same amount is included in accrued interest until the liability is paid.

The notes payable are recorded as a current liability as of March 31, 2016.  Interest accrued including the 7.5% commitment fee on the notes as of March 31, 2016 and December 31, 2015 was $134,601 and $81,831.  Interest expense, including accretion of discounts, related to these notes payable was $68,932 and $0 for the three months ended March 31, 2016 and 2015.

NOTE 6 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2016 and 2015.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2015 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2016, and there was no accrual for uncertain tax positions as of March 31, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2016 and 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

As of March 31, 2016, the value of the cumulative 8% dividends for all preferred stock was $2,072,582.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 8 – STOCKHOLDERS’ EQUITY

In February 2015, the Board of Directors of the Company approved amendments extending the term of outstanding warrants to purchase in the aggregate 3,877,970 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $1.00 per share.  These warrants were scheduled to expire at various dates during 2015 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from February 23, 2016 to December 28, 2016.  The increase in fair value of this term extension was $219,051, which was expensed in 2015.

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

On January 25, 2016, the Board of Directors approved amendments extending the term of outstanding warrants to purchase in the aggregate 24,372,838 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $3.00 per share (the “Warrants”).  These Warrants were scheduled to expire at various dates during 2016 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from January 26, 2017 to December 28, 2017.  The increase in fair value of this term extension was $1,305,411 which was expensed during the three months ended March 31, 2016. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended warrants: no dividend yield, expected volatility of 161.3%, risk free interest rate of 0.47%, and expected warrant life of 1.27 years.

NOTE 9 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2016, options to purchase 6,101,664 shares of common stock have been issued and are unexercised, and 9,048,336 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2016, under the 2013 Plan grants of restricted stock and options to purchase 2,105,000 shares of common stock have been issued and are unvested or unexercised, and 2,895,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table summarizes the activities for our stock options for the three months ended March 31, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	8,822,500	$0.76	2.6

Cancelled/forfeited	(535,837)	$(0.57)

Balance March 31, 2016	8,286,663	$0.77	2.2	$-

Exercisable at March 31, 2016	5,345,824	$0.86	1.3	$-

Exercisable at March 31, 2016 and expected to
vest thereafter	8,286,663	$0.77	2.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.11 for our common stock on March 31, 2016.

 For the three months ended March 31, 2016 and 2015, the Company expensed $69,407 and $305,432 with respect to the options.

As of March 31, 2016 there was $499,572 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our warrants for the three months ended March 31, 2016:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	26,365,896	$1.02	0.4

Expired	(1,142,858)	(0.04)	-
Granted	96,700	$0.90	2.0

Balance March 31, 2016	25,319,738	$1.07	1.1	$-

Exercisable at March 31, 2016	25,319,738	$1.07	1.1	$-

Exercisable at March 31, 2016 and expected to
vest thereafter	25,319,738	$1.07	1.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.11 for our common stock on March 31, 2016.

 All warrants were vested on the date of grant.

NOTE 10 – OPERATING LEASES

For the three months ended March 31, 2016 and 2015, total rent expense under leases amounted to $7,998 and $156,677. As of March 31, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 11 – SUBSEQUENT EVENTS

On April 14, 2016, the Company appointed a new Chief Executive Officer and Chairman of the Board, with such appointments taking effect on April 18, 2016.  In this connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he will be employed on an at will basis at an annual salary of $240,000 during the first year of employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 250,000 restricted stock units.

On April 18, 2016, the Company issued $20,000 in aggregate principal amount of unsecured Promissory Notes to two accredited investors pursuant to Promissory Note Agreements (the “Notes”).  The Investors also received two-year Warrants to purchase an aggregate of 4,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bear interest at a rate of ten percent (10%) per annum and mature on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On April 25, 2016, the Company issued a $50,000 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement (the “Note”).  The Investor also received two-year Warrants to purchase an aggregate of 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The Note bears interest at a rate of ten percent (10%) per annum and matures on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On May 5, 2016, the Company issued $100,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 6, 2017 (the “New Notes”) to an accredited investor.  The New Notes are in addition to currently outstanding promissory notes of the same series, in the principal amount of $2,940,000 (the “Prior Notes”), which were originally due March 5, 2016 and the maturity date thereof was subsequently extended to March 6, 2017 with the consent of the Note holders.

On May 11, 2016, the Company entered into a consulting agreement with a company owned by a beneficial owner of more than 5% of the Company.  The agreement requires the payment of $12,500 per month and continues on a monthly basis until terminated.

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

Within this partner-first model, the company will be incorporating licensing fees and customization services.  This should enable the company to begin creating shareholder value above and beyond consumer transaction fees.

In addition, we are analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

To date we have not generated material revenues.  For the first quarter of 2016, we earned revenue by charging a percentage to the merchant or gaming publisher for each transaction processed, which continued until March 2016, when the decision was made to discontinue the Oink product offering.  As we proceed through 2016, we expect to generate additional revenue streams by generating licensing and customization fees from our co-branding partners.

The Company is currently adding enhancements to the platform, to enable the platform to update itself with any new regulations that are passed, in order to reduce costs associated with manually updating the platform.  This will enable the Company to market the platform to other companies in need of a solution to comply with COPPA or other regulatory requirements.

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we intend to provide services to allow transactions with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and will seek to be a leading provider of online transactions for children.

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

Our primary strategic objective over the next 12 -18 months is to increase the value of the underlying technical assets of the company by incorporating new essential functionality that will act as a key differentiator in the financial services market.  These new technology advances will also augment our current portfolio of patents that give the company its competitive advantage.  In addition, the company is redirecting its marketing efforts to increase its user base by entering into affinity marketing agreements with companies targeting specific user communities.  This will increase our potential user community while bringing in substantial development and licensing revenue for those sectors.  This approach will greatly reduce the expense associated with direct marketing efforts.

Within this affinity partner model, the Company is incorporating licensing fees and customization services.  This should enable the Company to begin creating shareholder value above and beyond consumer transaction fees.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended March 31, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2016 and 2015, we generated sales of $1,025 and $4,109.  For the three months ended March 31, 2016 and 2015, we had a net loss of $2,168,945 and $3,179,186.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2016 were $35,103 as compared to $889,237 for the three months ended March 31, 2015, a decrease of $854,134. The Company closed its sales office in England in September of 2015 and reduced the sales force in 2015 that was not replenished in 2016, as the Company focuses on enhancements to the platform.

Product Development

Product development expenses were $247,573 and $590,870 for the three months ended March 31, 2016 and 2015, a decrease of $343,297. The decrease is related to cost containment initiatives, while still emphasizing enhancements to the platform, which will benefit the Company.

Integration and Customer Support

Integration and customer support expenses decreased $27,600 to $34,238 for the three months ended March 31, 2016 from $61,838 for the three months ended March 31, 2015. The decrease was a result of the Company scaling back its prepaid card business, thus requiring less customer support.

General and Administrative Expenses

General and administrative expenses increased $225,976 to $1,718,226 for the three months ended March 31, 2016 from $1,492,252 for the three months ended March 31, 2015. The increase resulted from the revaluation of warrants for the three months ended March 31, 2016 exceeding the revaluation of warrants for the three months ended March 31, 2015.

Strategic Consulting

Strategic consulting expenses were $0 for the three months ended March 31, 2016, a decrease of $135,000 from the three months ended March 31, 2015. The Company did not require any strategic consulting for the three months ended March 31, 2016.

Interest Expense

During the three months ended March 31, 2016, the Company incurred interest expense of $142,231 as compared to $14,247 for the three months ended March 31, 2015, an increase of $127,984. The increase in interest expense was a result of issuing short term notes in latter part of 2015 and continuing this process in the first quarter of 2016, in order to continue its operations.

Liquidity and Capital Resources

As of May 13, 2016, we had cash on hand of approximately $44,000.

Net cash used in operating activities decreased $1,828,535 to $449,338 for the three months ended March 31, 2016 as compared to $2,277,873 for the three months ended March 31, 2015.  The decrease resulted primarily from a decline in the net loss from operations as explained previously.

Net cash used in investing activities was $0 for the three months ended March 31, 2016, compared to $33,170 for the three months ended March 31, 2015.  As a result of cost containment measures, the Company did not invest in any capital expenditures.

Net cash provided by financing activities decreased by $1,516,500 to $483,500 for the three months ended March 31, 2016 from $2,000,000 for the three months ended March 31, 2015.  Cash provided by financing activities during the three months ended March 31, 2016, consisted of short-term notes payable to provide capital to continue operations.

Subsequent to March 31, 2016, the Company raised gross proceeds of $170,000 through the issuance of notes payable.

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

As of May 13, 2016, the Company has a cash position of approximately $44,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations through May 2016.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2015. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 11, 2016, the Company entered into a consulting agreement with a company owned by a beneficial owner of more than 5% of the Company. The agreement requires the payment of $12,500 per month and continues on a monthly basis until terminated.

ITEM 6. EXHIBITS

10.1	Coyne Employment Agreement

10.2	ICM Consulting Agreement

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.

	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 13, 2016