Form 10-Q
period 2016-06-30
VIRTUAL PIGGY, INC.
filed 2016-08-12
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-53944

VIRTUAL PIGGY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

265 Sunrise Boulevard, Palm Beach, Florida	33480
(Address of Principal Executive Offices)	(Zip Code)

(917) 216-3740
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,017,626 shares of common stock outstanding at August 12, 2016.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce new services and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

ITEM 1.	FINANCIAL STATEMENTS

Virtual Piggy, Inc.

Virtual Piggy, Inc.
Condensed Consolidated Balance Sheets
June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,735	$16,646
Accounts receivable, net of allowance of $0 and $6,293	-	360
Assets held for sale, net of accumulated depreciation of $0 and $23,174	-	34,071
Prepaid expenses	-	72,918

TOTAL CURRENT ASSETS	3,735	123,995

PROPERTY AND EQUIPMENT
Computer equipment	20,366	73,645
Furniture and fixtures	15,722	15,722
	36,088	89,367
Less: accumulated depreciation	(22,220)	(57,823)
	13,868	31,544

OTHER ASSETS
Deposit	-	31,800
Patents and trademarks, net of accumulated
amortization of $114,706 and $96,282	570,997	589,420
	570,997	621,220

TOTAL ASSETS	$588,600	$776,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,889,100	$1,702,527
Accounts payable and accrued expenses - related parties	198,568	-
Loans payable	9,000	-
Preferred stock dividend liability	2,340,863	1,804,302
Convertible notes payable - stockholders	3,040,000	2,940,000
Notes payable, net of discount of $10,959 and $37,482	1,674,041	988,918

TOTAL CURRENT LIABILITIES	9,151,572	7,435,747

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at June 30, 2016 and December 31, 2015	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2016 and December 31, 2015	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 and 117,517,626 shares issued and outstanding at June 30, 2016 and
December 31, 2015	11,802	11,752

Additional paid in capital	55,652,622	54,203,451

Deferred compensation	(22,917)	(72,188)

Accumulated deficit	(64,204,493)	(60,802,017)

STOCKHOLDERS' DEFICIT	(8,562,972)	(6,658,988)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$588,600	$776,759

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months Ended		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

SALES	$12	$5,277	$1,037	$9,386

OPERATING EXPENSES
Sales and marketing	(1,068)	509,039	34,035	1,398,276
Product development	168,566	505,924	416,139	1,096,793
Integration and customer support	36,337	58,872	70,575	120,710
General and administrative	359,885	798,833	2,078,113	2,291,085
Strategic consulting	-	203,500	-	338,500
Total operating expenses	563,720	2,076,168	2,598,862	5,245,364

NET OPERATING LOSS	(563,708)	(2,070,891)	(2,597,825)	(5,235,978)

OTHER INCOME (EXPENSE)
Interest income	-	150	-	299
Interest expense	(134,347)	(62,998)	(276,578)	(77,245)
Other income	1,085	-	1,085	-
Gain on disposition of fixed assets	-	-	7,403	-
	(133,262)	(62,848)	(268,090)	(76,946)

NET LOSS	(696,970)	$(2,133,739)	(2,865,915)	(5,312,924)

Less: Accrued preferred dividends	(268,281)	(267,545)	(536,561)	(532,150)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(965,251)	$(2,401,284)	$(3,402,476)	$(5,845,074)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.02)	$(0.03)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,684,293	119,167,626	117,600,959	119,142,626

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

NET LOSS	$(696,970)	$(2,133,739)	$(2,865,915)	$(5,312,924)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax	-	(154,840)	-	(40,365)
TOTAL OTHER COMPREHENSIVE LOSS, net of tax	-	(154,840)	-	(40,365)

COMPREHENSIVE LOSS	$(696,970)	$(2,288,579)	$(2,865,915)	$(5,353,289)

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2016

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional
	Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2015 (Audited)	108,600	$11	28,378	$3	117,517,626	$11,752	$54,203,451	$(72,188)	$(60,802,017)	$(6,658,988)

Issuance of restricted common stock for services	-	-	-	-	500,000	50	54,950	(55,000)	-	-
Issuance of warrants with notes payable	-	-	-	-	-	-	8,537	-	-	8,537
Revaluation of warrants	-	-	-	-	-	-	1,305,411	-	-	1,305,411
Fair value of options for services	-	-	-	-	-	-	162,773		-	162,773
Amortization of deferred compensation	-	-	-	-	-	-	-	32,083	-	32,083
Forfeited restricted common stock	-	-	-	-	-	-	(82,500)	72,188	-	(10,312)
Accrued preferred dividends	-	-	-	-	-	-	-	-	(536,561)	(536,561)
Net loss	-	-	-	-	-	-	-	-	(2,865,915)	(2,865,915)

Balance, June 30, 2016 (Unaudited)	108,600	$11	28,378	$3	118,017,626	$11,802	$55,652,622	$(22,917)	$(64,204,493)	$(8,562,972)

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,865,915)	$(5,312,924)
Adjustments to reconcile net loss to net cash
used in operating activities
Provision for bad debts	360	-
Fair value of options issued in exchange for services	162,773	279,976
Fair value of common stock issued in exchange for services	-	279,915
Revaluation of options and warrants	1,305,411	195,463
Reversal of expense from forfeiture of restricted common stock	(10,312)	-
Amortization of deferred compensation	32,083
Accretion of discount on notes payable	57,568	-
Depreciation and amortization	22,573	59,250
(Gain) Loss on abandonment of patents and disposal of fixed assets	(7,403)	895
Decrease in assets
Accounts receivable	-	1,063
Prepaid expenses	72,918	179,609
Deposits	31,800	7,253
Increase in liabilities
Accounts payable and accrued expenses	417,633	195,244
Deferred revenue	-	7,676

Net cash used in operating activities	(780,511)	(4,106,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(7,693)
Patent and trademark costs	-	(28,042)

Net cash used in investing activities	-	(35,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	9,000	-
Proceeds from convertible notes payable - stockholders	100,000	2,940,000
Proceeds from notes payable - stockholders	658,600	-

Net cash provided by financing activities	767,600	2,940,000

EFFECT OF EXCHANGE RATE ON CASH	-	(40,365)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,911)	(1,242,680)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,646	1,652,392

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,735	$409,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Disposal of equipment in satisfaction of accounts payable	$55,000	$-
Accrued preferred dividend	$536,561	$532,150
Fair value of warrants issued as discount for note payable	$8,537	$-
Accrued interest as discount on notes payable	$22,508	$-
Issuance of restricted common stock	$55,000	$-
Forfeited restricted stock	$82,500	$-

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Within this affinity partner model, the Company will seek to incorporate licensing fees and customization services.  This would enable the company to begin creating shareholder value above and beyond consumer transaction fees.

The Company is also analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

In addition, the Company is currently adding enhancements to the platform, to enable the platform to update itself with any new regulations that are passed, in order to reduce costs associated with manually updating the platform.  This will also enable the Company to market the platform to other companies in need of a solution to comply with the Children’s Online Privacy Protection Act (“COPPA”) or other regulatory requirements.

The Company’s primary strategic objective over the next 12 -18 months is to increase the value of the underlying technical assets of the Company by incorporating new essential functionality that will act as a key differentiator in the financial services market.  In addition, the Company is redirecting its marketing efforts to increase its user base by entering into affinity marketing agreements with companies targeting specific user communities.  This approach should greatly reduce the expense associated with direct marketing efforts.

The Company’s principal office is located in Palm Beach, Florida.

On December 3, 2015, Finity, Inc. was incorporated as a wholly owned subsidiary of the Company.  On December 11, 2015, Finity, Inc. changed its name to Finitii, Inc.  Finitii, Inc. was established as a not for profit entity for the purpose of teaching children financial literacy.  Finitii, Inc. has had no operations since it was formed.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Adopted Accounting Pronouncements

As of June 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

The Company’s current monetization model is to license its platform to merchants to enable them to provide COPPA compliant services for themselves and their customers.

As of August 12, 2016, the Company has a cash position of approximately $40,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through August 2016.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of June 30, 2016, the former Chairman of the Board had paid expenses on behalf of the Company in the amount of $114,126.

The Company owes the Chief Executive Officer unpaid salary of $26,154.
The Company also owes the Chief Financial Officer a total of $32,721 as of June 30, 2016, including unpaid salary of $11,538, health insurance of $14,670 and unpaid accounting services, to the Chief Financial Officer’s accounting firm for services provided prior to his becoming the Chief Financial Officer of the Company, in the amount of $6,513.

Additionally, the Company owes a company owned by a beneficial owner of more than 5% of the Company $20,567 and the son of this beneficial owner $5,000 as of June 30, 2016.

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

On May 5, 2016, the Company issued an additional $100,000 of Notes to stockholders.

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

The Notes are recorded as a current liability as of June 30, 2016.  Interest accrued on the notes was $374,542 and $225,452 as of June 30, 2016 and December 31, 2015.  Interest expense related to these notes payable was $75,792 and $149,091 for the three and six months ended June 30, 2016 and $62,998 and $77,245 for the three and six months ended June 30, 2015.

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

On April 18, 2016, the Company issued $20,000 in aggregate principal amount of unsecured Promissory Notes to two accredited investors pursuant to Promissory Note Agreements.  The Investors also received two-year Warrants to purchase an aggregate of 4,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bear interest at a rate of ten percent (10%) per annum and mature on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On April 20, 2016, the Company issued $5,000 in aggregate principal amount of unsecured Promissory Notes to an accredited investor pursuant to Promissory Note Agreements.  The Investors also received two-year Warrants to purchase an aggregate of 1,000 shares of Company common stock at an exercise price of $0.90 per share.  The notes bear interest at a rate of ten percent (10%) per annum and mature on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On April 25, 2016, the Company issued a $50,000 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement.  The Investor also received two-year Warrants to purchase an aggregate of 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The note bears interest at a rate of ten percent (10%) per annum and matures on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On June 1, 2016, the Company issued a $50,000 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement.  The Investor also received two-year Warrants to purchase an aggregate of 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The note bears interest at a rate of ten percent (10%) per annum and matures on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

On June 9, 2016, the Company issued a $50,000 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement.  The Investor also received two-year Warrants to purchase an aggregate of 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The note bears interest at a rate of ten percent (10%) per annum and matures on the six (6) month anniversary of the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.

As of June 30, 2016, $551,100 in aggregate principal of the Promissory Notes are in default.

The 7.5% commitment fees, amounting to $76,913 and $54,405 as of June 30, 2016 and December 31, 2015, on the Notes Payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes. The same amount is included in accrued interest until the liability is paid.

The fair value of the warrants issued in conjunction with the Promissory Notes are recorded as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the notes payable for financial statement purposes.  The warrants were valued at $2,178 and $8,537 fair value for the three and six months ended June 30, 2016, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.4% to 183.1%, risk free interest rate of 0.71% to 0.98% and expected option life of 2 years.

The notes payable are recorded as a current liability as of June 30, 2016.  Interest accrued including the 7.5% commitment fee on the notes as of June 30, 2016 and December 31, 2015 was $174,257 and $81,831.  Interest expense, including accretion of discounts, related to these notes payable was $58,555 and $127,487 for the three  and six months ended June 30, 2016 and $0 for the three and six months ended June 30, 2015.

NOTE 6 – LOANS PAYABLE

During the three months ended June 30, 2016, the Company received loans in the aggregate amount of $9,000.  These loans have no formal repayment terms and are not accruing interest.

NOTE 7 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2016 and 2015.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2016, and there was no accrual for uncertain tax positions as of June 30, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2016 and 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 8 – CONVERTIBLE PREFERRED STOCK

As of June 30, 2016, the value of the cumulative 8% dividends for all preferred stock was $2,340,863.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

On April 14, 2016, the Company appointed a new Chief Executive Officer and Chairman of the Board, with such appointments taking effect on April 18, 2016.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he will be employed on an at will basis at an annual salary of $240,000 during the first year of employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 500,000 shares of restricted stock, 250,000 of which vest immediately and the remainder vest on the one year anniversary of his employment.  The options were valued at $196,505 fair value using the Black-Scholes option pricing model to calculate the fair value, with the following assumptions for the extended warrants: no dividend yield, expected volatility of 121.7%, risk free interest rate of 1.24%, and expected warrant life of 5 years.

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.  The RSAs were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized.  For the three and six months ended June 30, 2016 $0 and $32,083 was expensed and for the three and six months ended June 30, 2015 $0 was expensed.

The remaining value of the previous CEO’s RSAs included in deferred compensation in the amount of $48,125 was reclassified to additional paid in capital upon her resignation and the Company reversed expense of $10,312 relative to her departure.

NOTE 10 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2016, options to purchase 9,590,000 shares of common stock have been issued and are unexercised, and 5,560,000 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2016, under the 2013 Plan grants of restricted stock and options to purchase 1,390,000 shares of common stock have been issued and are unvested or unexercised, and 3,110,000 shares of common stock remain available for grants under the 2013 Plan.

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

Prior to January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the historical volatility of the Company’s stock.

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	8,822,500	$0.76	2.6

Granted	4,225,000	$0.80

Cancelled/forfeited/expired	(1,737,500)	$(0.83)

Balance June 30, 2016	11,310,000	$0.76	2.7	$-

Exercisable at June 30, 2016	6,532,496	$0.81	1.6	$-

Exercisable at June 30, 2016 and expected to
vest thereafter	11,310,000	$0.76	2.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.12 for the Company’s common stock on June 30, 2016.

For the three and six months ended June 30, 2016, the Company expensed $93,366 and $162,773 with respect to the options.  For the three and six months ended June 30, 2015, the Company expensed $89,612 and $279,976 with respect to the options.

As of June 30, 2016 there was $494,841 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.1 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at June 30, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company warrants for the six months ended June 30, 2016:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	26,365,896	$1.02	0.4

Expired	(1,242,858)	(0.10)	-
Granted	131,700	$0.90	-

Balance June 30, 2016	25,254,738	$1.07	0.8	$8

Exercisable at June 30, 2016	25,254,738	$1.07	0.8	$8

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.12 for the Company’s common stock on June 30, 2016.

 All warrants were vested on the date of grant.

NOTE 11 – OPERATING LEASES

For the three and six months ended June 30, 2016, total rent expense under leases amounted to $3,417 and $11,415.  For the three and six months ended June 30, 2015, total rent expense under leases amounted to $72,594 and $172,028. As of June 30, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Virtual Piggy, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  Our principal offices are located at 265 Sunrise Boulevard, Palm Beach, Florida and our telephone number is (917) 216-3740.

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

Within this affinity partner model, the company will seek to incorporate licensing fees and customization services.  This would enable the Company to begin creating shareholder value above and beyond consumer transaction fees.

In addition, we are analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

To date we have not generated material revenues.  For the first quarter of 2016, we earned revenue by charging a percentage to the merchant or gaming publisher for each transaction processed, which continued until March 2016, when the decision was made to discontinue the Oink product offering.  As we proceed through 2016, we intend to seek additional revenue streams by generating licensing and customization fees from our co-branding partners.

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

Our primary strategic objective over the next 12 -18 months is to increase the value of the underlying technical assets of the Company by incorporating new essential functionality that will act as a key differentiator in the financial services market.  These new technology advances should augment our current portfolio of patents that would give the Company a competitive advantage.  In addition, the Company is redirecting its marketing efforts to increase its user base by entering into affinity marketing agreements with companies targeting specific user communities.  This would increase our potential user community while bringing in development and licensing revenue for those sectors.  This approach would greatly reduce the expense associated with direct marketing efforts.

Within this affinity partner model, the Company will seek to incorporate licensing fees and customization services.  This would enable the Company to begin creating shareholder value above and beyond consumer transaction fees.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended June 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2016 and 2015, we generated sales of $12 and $5,277.  For the three months ended June 30, 2016 and 2015, we had a net loss of $696,970 and $2,133,739.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2016 were $(1,068) as compared to $509,039 for the three months ended June 30, 2015, a decrease of $510,107. The Company closed its sales office in England in September of 2015 and reduced the sales force in 2015 that was not replenished in 2016, as the Company focuses on enhancements to the platform.

Product Development

Product development expenses were $168,566 and $505,924 for the three months ended June 30, 2016 and 2015, a decrease of $337,358. The decrease is related to cost containment initiatives, including reduction of staff, while still emphasizing enhancements to the platform, which will benefit the Company.

Integration and Customer Support

Integration and customer support expenses decreased $22,535 to $36,337 for the three months ended June 30, 2016 from $58,872 for the three months ended June 30, 2015. The decrease was a result of the Company terminating its prepaid card business, thus requiring minimal customer support in the winding down process.

General and Administrative Expenses

General and administrative expenses decreased $438,948 to $359,885 for the three months ended June 30, 2016 from $798,833 for the three months ended June 30, 2015. The decrease resulted from the reduction of staff and expenses to a level commensurate with the Company’s operations.

Strategic Consulting

Strategic consulting expenses were $0 for the three months ended June 30, 2016, a decrease of $203,500 from the three months ended June 30, 2015. The Company did not require any strategic consulting for the three months ended June 30, 2016.

Interest Expense

During the three months ended June 30, 2016, the Company incurred interest expense of $134,347 as compared to $62,998 for the three months ended June 30, 2015, an increase of $71,349. The increase in interest expense was a result of issuing short term notes in latter part of 2015 and continuing this process in the first two quarters of 2016, in order to continue its operations.

Other income

During the three months ended June 30, 2016, the Company received $1,085 for the sale of one of its domain names.

Results of Operations

Comparison of the Six Months Ended June 30, 2016 and 2015

The following discussion analyzes our results of operations for the six months ended June 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2016 and 2015, we generated sales of $1,037 and $9,386.  For the six months ended June 30, 2016 and 2015, we had a net loss of $2,865,915 and $5,312,924.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2016 were $34,035 as compared to $1,398,276 for the six months ended June 30, 2015, a decrease of $1,364,241. The Company closed its sales office in England in September of 2015 and reduced the sales force in 2015 that was not replenished in 2016, as the Company focuses on enhancements to the platform.

Product Development

Product development expenses were $416,139 and $1,096,793 for the six months ended June 30, 2016 and 2015, a decrease of $680,654. The decrease is related to cost containment initiatives, including reduction of staff, while still emphasizing enhancements to the platform, which will benefit the Company.

Integration and Customer Support

Integration and customer support expenses decreased $50,135 to $70,575 for the six months ended June 30, 2016 from $120,710 for the six months ended June 30, 2015. The decrease was a result of the Company terminating its prepaid card business, thus requiring minimal customer support in the winding down process.

General and Administrative Expenses

General and administrative expenses decreased $212,972 to $2,078,113 for the six months ended June 30, 2016 from $2,291,085 for the six months ended June 30, 2015. The decrease resulted from the reduction of staff and expenses to a level commensurate with the Company’s operations.  The decrease would be more substantial, however, during the first quarter of 2016, there was a revaluation of warrants in the amount of $1,305,411, compared to revaluations in the first quarter of 2015 amounting to $228,743.

Strategic Consulting

Strategic consulting expenses were $0 for the six months ended June 30, 2016, a decrease of $338,500 from the six months ended June 30, 2015. The Company did not require any strategic consulting for the six months ended June 30, 2016.

Interest Expense

During the six months ended June 30, 2016, the Company incurred interest expense of $276,578 as compared to $77,245 for the six months ended June 30, 2015, an increase of $199,333. The increase in interest expense was a result of issuing short term notes in latter part of 2015 and continuing this process in the first two quarters of 2016, in order to continue its operations.

Other income

During the six months ended June 30, 2016, the Company received $1,085 for the sale of one of its domain names.

Liquidity and Capital Resources

As of August 12, 2016, we had cash on hand of approximately $40,000.

Net cash used in operating activities decreased $3,326,069 to $780,511 for the six months ended June 30, 2016 as compared to $4,106,580 for the six months ended June 30, 2015.  The decrease resulted primarily from a decline in the net loss from operations as explained previously.

Net cash used in investing activities was $0 for the six months ended June 30, 2016, compared to $35,735 for the six months ended June 30, 2015.  As a result of cost containment measures, the Company did not invest in any capital expenditures.

Net cash provided by financing activities decreased by $2,172,400 to $767,600 for the six months ended June 30, 2016 from $2,940,000 for the six months ended June 30, 2015.  Cash provided by financing activities during the six months ended June 30, 2016, consisted of short-term notes payable to provide capital to continue operations.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the platform is expected now in the first quarter of 2017, as we have not been able to obtain financing as quickly as we had anticipated, however, we do not project that significant revenue will be developed until later in 2017. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of August 12, 2016, the Company has a cash position of approximately $40,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through August 2016.

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

 Off-Balance Sheet Arrangements

As of June 30, 2016, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of June 30, 2016, $551,000 in aggregate principal of the Promissory Notes are in default.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL PIGGY, INC.

	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 12, 2016