Form 10-Q
period 2016-09-30
VIRTUAL PIGGY, INC.
filed 2016-11-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(561) 220-0408
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,017,626 shares of common stock outstanding at November 14, 2016.

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

ITEM 1. FINANCIAL STATEMENTS

Virtual Piggy, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$286,736	$16,646
Accounts receivable, net of allowance of $0 and $6,293	-	360
Assets held for sale, net of accumulated depreciation of $0 and $23,174	-	34,071
Prepaid expenses	54,000	72,918

TOTAL CURRENT ASSETS	340,736	123,995

PROPERTY AND EQUIPMENT
Computer equipment	10,748	73,645
Furniture and fixtures	15,722	15,722
	26,470	89,367
Less: accumulated depreciation	(17,015)	(57,823)
	9,455	31,544

OTHER ASSETS
Deposit	-	31,800
Patents and trademarks, net of accumulated
amortization of $123,918 and $96,282	561,785	589,420
	561,785	621,220

TOTAL ASSETS	$911,976	$776,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,756,715	$1,702,527
Accounts payable and accrued expenses - related parties	79,297	-
Preferred stock dividend liability	2,609,143	1,804,302
10% Secured convertible notes payable - stockholders	4,459,264	2,940,000
Notes payable, net of discount of $0 and $37,482	-	988,918

TOTAL CURRENT LIABILITIES	8,904,419	7,435,747

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	1,420,200	-

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,000 preferred shares Series A authorized; 108,600 shares
issued and outstanding at September 30, 2016 and December 31, 2015	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2016 and December 31, 2015	3	3

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 shares issued and outstanding at September 30, 2016 and
117,517,626 issued and outstanding at December 31, 2015	11,802	11,752

Additional paid in capital	55,747,124	54,203,451

Deferred compensation	(16,042)	(72,188)

Accumulated deficit	(65,155,541)	(60,802,017)

STOCKHOLDERS' DEFICIT	(9,412,643)	(6,658,988)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$911,976	$776,759

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

SALES	$13	$4,856	$1,050	$14,242

OPERATING EXPENSES
Sales and marketing	4,200	131,987	38,235	1,530,263
Product development	136,395	283,310	552,534	1,380,102
Integration and customer support	4,680	46,110	75,255	166,820
General and administrative	401,565	385,968	2,479,678	2,677,053
Strategic consulting	-	1,667	-	340,167
Total operating expenses	546,840	849,042	3,145,702	6,094,405

NET OPERATING LOSS	(546,827)	(844,186)	(3,144,652)	(6,080,163)

OTHER INCOME (EXPENSE)
Interest income	-	40	-	339
Interest expense	(132,985)	(88,739)	(409,563)	(165,984)
Cumulative translation adjustment upon closing of England office	-	206,933	-	206,933
Other income	-	-	1,085	-
Gain (loss) on disposition of fixed assets	(2,956)	-	4,447	-
	(135,941)	118,234	(404,031)	41,288

NET LOSS	(682,768)	$(725,952)	(3,548,683)	(6,038,875)

Less: Accrued preferred dividends	(268,280)	(280,223)	(804,841)	(812,373)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(951,048)	$(1,006,175)	$(4,353,524)	$(6,851,248)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,767,626	117,267,626	117,656,515	118,517,626

See the accompanying notes to the condensed consolidated financial statements.

Virtual Piggy, Inc.
Condensed Consolidated Statements of Comprehensive Loss
 (Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

NET LOSS	$(682,768)	$(725,952)	$(3,548,683)	$(6,038,875)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax	-	98,893	-	58,528
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	-	98,893	-	58,528

COMPREHENSIVE LOSS	$(682,768)	$(627,059)	$(3,548,683)	$(5,980,347)

See the accompanying notes to the condensed consolidated financial statements.

 Virtual Piggy, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2016

	Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock		Additional
	Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total
Balance, December 31, 2015 (Audited)	108,600	$11	28,378	$3	117,517,626	$11,752	$54,203,451	$(72,188)	$(60,802,017)	$(6,658,988)

Issuance of restricted common stock for services	-	-	-	-	500,000	50	54,950	(55,000)	-	-
Issuance of warrants with notes payable	-	-	-	-	-	-	8,537	-	-	8,537
Revaluation of warrants	-	-	-	-	-	-	1,305,411	-	-	1,305,411
Fair value of options for services	-	-	-	-	-	-	257,275		-	257,275
Amortization of deferred compensation	-	-	-	-	-	-	-	38,958	-	38,958
Forfeited restricted common stock	-	-	-	-	-	-	(82,500)	72,188	-	(10,312)
Accrued preferred dividends	-	-	-	-	-	-	-	-	(804,841)	(804,841)
Net loss	-	-	-	-	-	-	-	-	(3,548,683)	(3,548,683)

Balance, September 30, 2016 (Unaudited)	108,600	$11	28,378	$3	118,017,626	$11,802	$55,747,124	$(16,042)	$(65,155,541)	$(9,412,643)

See the accompanying notes to the condensed consolidated financial statements.

 Virtual Piggy, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,548,683)	$(6,038,875)
Adjustments to reconcile net loss to net cash
used in operating activities
Provision for bad debts	360	6,433
Fair value of options issued in exchange for services	257,275	316,676
Forfeiture of restricted stock	(10,312)	(280,000)
Fair value of common stock issued in exchange for services	-	279,915
Revaluation of options and warrants	1,305,411	169,110
Amortization of deferred compensation	38,958	-
Accretion of discount on notes payable	68,527	7,945
Depreciation and amortization	33,242	87,799
(Gain) Loss on abandonment of patents and disposal of fixed assets	(4,447)	13,750
Foreign currency translation adjustment from closing England office	-	(206,933)
Decrease in assets
Accounts receivable	-	648
Prepaid expenses	18,918	285,627
Deposits	31,800	11,803
Increase in liabilities
Accounts payable and accrued expenses	510,341	475,274
Deferred revenue	-	5,200

Net cash used in operating activities	(1,298,610)	(4,865,628)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(7,693)
Patent and trademark costs	-	(28,042)

Net cash used in investing activities	-	(35,735)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	9,000	-
Repayment of loans payable	(9,000)	-
Proceeds from convertible notes payable - stockholders	910,100	2,940,000
Proceeds from notes payable - stockholders	658,600	475,300

Net cash provided by financing activities	1,568,700	3,415,300

EFFECT OF EXCHANGE RATE ON CASH	-	58,528

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	270,090	(1,427,535)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	16,646	1,652,392

CASH AND CASH EQUIVALENTS - END OF PERIOD	$286,736	$224,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$55,000	$-
	-
Accrued preferred dividend	$804,841	$812,373

Fair value of warrants issued as discount for note payable	$8,537	$8,342

Accrued commitment fees as discount on notes payable	$22,508	$31,898

Issuance of restricted common stock	$55,000	$-

Accounts payable converted to convertible notes - stockholders	$143,793	$-

Accrued interest and commitment fees converted to 10% secured convertible
notes payable - stockholders	$200,571	$-

Exchange of unsecured notes payable into 10% secured convertible notes payable and
3.5% secured convertible notes payable	$1,685,000	$-

See the accompanying notes to the condensed consolidated financial statements.

 Virtual Piggy, Inc.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Virtual Piggy, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.

The Company is a technology company that seeks to deliver an online ecommerce solution for the family. The Company’s system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. The system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use. The Company’s Oink product offering was discontinued in March 2016.

The Company believes that a future alternative for Virtual Piggy’s technology will revolve around the FinTech industry with a partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the Company’s platform into co-branded payments solutions targeting youth and family.  The Company also believes this approach will enable the Company to reduce expenses while broadening its reach.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Recently Adopted Accounting Pronouncements

As of September 30, 2016 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2016, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

The Company’s current monetization model is to license its platform to merchants, financial institutions and others to enable them to provide COPPA compliant services for themselves and their customers.

As of November 14, 2016, the Company has a cash position of approximately $340,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through November 2016.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

The Company owes the Chief Executive Officer a total of $39,603 as of September 30, 2016, including unpaid salary of $31,769 and expenses of $7,834.

The Company also owes the Chief Financial Officer a total of $37,694 as of September 30, 2016, including unpaid salary of $23,256, health insurance of $4,725 and unpaid accounting services, to the Chief Financial Officer’s accounting firm for services provided prior to his becoming the Chief Financial Officer of the Company, in the amount of $6,513 as well as services to prepare corporate income tax returns in the amount of $3,200.

The Company owes the Chief Executive Officer’s brother $2,000 for development work that he is providing under a consulting agreement.

NOTE 4 – 10% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

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

Of the $3,040,000 of Notes, $150,000 were exchanged for 3.5% Secured Convertible Promissory Notes on August 26, 2016 (See Note 5).

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

On August 26, 2016, the Company exchanged in total $2,029,364 principal amount of previously unsecured notes payable of $1,685,000, accounts payable of $143,793, accrued interest of $123,658 and commitment fees of $76,913, for 10% Secured Convertible Prmissory Notes, which are now due March 5, 2017.  Of these notes, $460,100 were subsequently exchanged for 3.5% Secured Convertible Notes.

The Notes are recorded as a current liability as of September 30, 2016, in a total amount of $4,459,264. Interest accrued on the notes was $465,489 and $225,452 as of September 30, 2016 and December 31, 2015.  Interest expense related to these notes payable was $117,260 and $193,052 for the three and nine months ended September 30, 2016 and $74,104 and $151,348 for the three and nine months ended September 30, 2015.

NOTE 5 – 3.5% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 26, 2016, Virtual Piggy, Inc. (the “Company”), pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 (the “New Secured Notes”) to certain accredited investors (the “Investors”),  The aggregate consideration provided in the New Secured Note Offering consisted of $300,000 in cash and the exchange of $300,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 6, 2017 (the “Prior Secured Notes”) for New Secured Notes.

In addition, in September 2016, the Company issued $820,200 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to certain accredited investors.  The aggregate consideration provided consisted of $510,100 in cash and the exchange of $310,100 outstanding principal amount of 10% Secured Convertible Promissory Notes.

The New Secured Notes are convertible by the holders, at any time, into shares of the Company’s newly authorized Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series C Preferred Stock only.  Each share of Series C Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to full ratchet anti-dilution adjustment for one year and weighted average anti-dilution adjustment thereafter, as described in the Certificate of Designation of the Series C Preferred Stock.  Upon a liquidation event, the Company shall first pay to the holders of the Series C Preferred Stock, on a pari passu basis with the holders of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, an amount per share equal to 700% of the conversion price (i.e., $630.00 per share of Series C Preferred Stock), plus all accrued and unpaid dividends on each share of Series C Preferred Stock (the “Series C Preference Amount”).  The Series C Preference Amount shall be paid prior and in preference to payment of any amounts to the Common Stock.  After the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and any additional senior preferred stock, the Series C Preferred Stock participates in further distributions subject to an aggregate cap of seven and one-half times (7.5x) the original issue price thereof, plus all accrued and unpaid dividends.

The Notes are recorded as a long-term liability as of September 30, 2016.  Interest accrued on the notes was $4,766 and $0 as of September 30, 2016 and December 31, 2015.  Interest expense related to these notes payable was $4,766 for the three and nine months ended September 30, 2016 and $0 for the three and nine months ended September 30, 2015.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

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

All of these notes payable, accrued interest and commitment fees were exchanged for 10% Secured Promissory Notes on August 26, 2016 (See Note 4).

NOTE 7 – LOANS PAYABLE

During the three months ended June 30, 2016, the Company received loans in the aggregate amount of $9,000.  These loans hade no formal repayment terms and were not accruing interest and were repaid in full during the three months ended September 30, 2016.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2016 and 2015.

As of January 1, 2016, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2016, and there was no accrual for uncertain tax positions as of September 30, 2016. Tax years from 2012 through 2015 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2016 and 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

As of September 30, 2016, the value of the cumulative 8% dividends for all preferred stock was $2,609,143.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

 NOTE 10 – STOCKHOLDERS’ EQUITY

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

On April 14, 2016, the Company appointed a new Chief Executive Officer and Chairman of the Board, with such appointments taking effect on April 18, 2016.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he will be employed on an at will basis at an annual salary of $240,000 during the first year of employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 500,000 shares of restricted stock, 250,000 of which vest immediately and the remainder vest on the one year anniversary of his employment.  The options were valued at $196,505 fair value using the Black-Scholes option pricing model to calculate the fair value, with the following assumptions: no dividend yield, expected volatility of 121.7%, risk free interest rate of 1.24%, and expected option life of 5 years.

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.  The RSAs were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized.  For the three and nine months ended September 30, 2016 $6,875 and $38,958 was expensed and for the three and nine months ended September 30, 2015 $0 was expensed.

The remaining value of the previous CEO’s RSAs included in deferred compensation in the amount of $48,125 was reclassified to additional paid in capital upon her resignation and the Company reversed expense of $10,312 relative to her departure.

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2016, options to purchase 9,343,333 shares of common stock have been issued and are unexercised, and 3,806,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2016, under the 2013 Plan grants of restricted stock and options to purchase 1,984,166 shares of common stock have been issued and are unvested or unexercised, and 3,015,834 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the nine months ended September 30, 2016:

Risk-free interest rate	1.19%
Expected volatility	128.6%
Expected life (in years)	5.0
Dividend yield	0%
Weighted-average estimated fair value of options granted during the period	$0.07

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	8,822,500	$0.76	2.6

Granted	4,325,000	0.79

Cancelled/forfeited/expired	(1,990,001)	$(0.81)

Balance September 30, 2016	11,157,499	$0.76	2.5	$364

Exercisable at September 30, 2016	6,915,833	$0.77	1.5	$247

Exercisable at September 30, 2016 and expected to
vest thereafter	11,157,499	$0.76	2.5	$364

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.40 for our common stock on September 30, 2016.

During the nine months ended September 30, 2016, the weighted average fair value of stock options granted during the period was $142,980.  The fair value of stock options is expensed over the vesting or contractual term in accordance with the terms of the related stock option agreements.

For the three and nine months ended September 30, 2016, the Company expensed $94,502 and $257,275 with respect to the options.  For the three and nine months ended September 30, 2015, the Company expensed $37,679 and $317,655 with respect to the options.

As of September 30, 2016 there was $374,376 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.7 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at September 30, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company warrants for the nine months ended September 30, 2016:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	26,365,896	$1.02	0.4

Expired	(1,242,858)	(0.10)	-
Granted	131,700	$0.90	2.0

Balance September 30, 2016	25,254,738	$1.07	0.6	$29

Exercisable at September 30, 2016	25,254,738	$1.07	0.6	$29

Exercisable at September 30, 2016 and expected to
vest thereafter	25,254,738	$1.07	0.6	$29

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.40 for our common stock on September 30, 2016.

 All warrants were vested on the date of grant.

NOTE 12 – OPERATING LEASES

For the three and nine months ended September 30, 2016, total rent expense under leases amounted to $0 and $11,415.  For the three and nine months ended September 30, 2015, total rent expense under leases amounted to $42,991 and $272,252. As of September 30, 2016, the Company was not obligated under any non-cancelable operating lease arrangements.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $12,500 per month.  As of September 30, 2016, the Company has paid $62,663 to the consulting company.

The Company has entered into a consulting agreement with the son of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  As of September 30, 2016, the Company has paid $20,000 to this consultant.

The Company has entered into a consulting agreement with the brother of the Chief Executive Officer, at a cost of $500 per week.  As of September 30, 2016, the Company has paid $2,000.

NOTE 14 – SUBSEQUENT EVENTS

On November 2, 2016, the Company issued $200,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to an accredited investor.  The aggregate consideration provided consisted of $100,000 in cash and the exchange of 100,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

On November 10, 2016, the Company issued $250,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to an accredited investor, for cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Virtual Piggy, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  Our principal offices are located at 265 Sunrise Boulevard, Palm Beach, Florida and our telephone number is (561) 220-0408.

On December 3, 2015, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. is to teach children financial responsibility as a not for profit organization. Finitii, Inc. has had no operations since its formation.

The Company is a technology company that seeks to deliver an online ecommerce solution for the family. The Company’s system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving online. The system is designed to allow a minor to transact online without a credit card by gaining the parents’ permission ahead of time and allowing the parent to set up the rules of use. The Company’s Oink product offering was discontinued in March 2016.

Management believes that a future alternative for Virtual Piggy’s technology will revolve around the FinTech industry with a partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate the Company’s platform into co-branded payments solutions targeting youth and family.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

The following discussion analyzes our results of operations for the three months ended September 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2016 and 2015, we generated sales of $13 and $4,856.  For the three months ended September 30, 2016 and 2015, we had a net loss of $682,768 and $725,952.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2016 were $4,200 as compared to $131,987 for the three months ended September 30, 2015, a decrease of $127,787. The Company closed its sales office in England in September of 2015 and reduced the sales force in 2015 that was not replenished in 2016, as the Company focuses on enhancements to the platform.

Product Development

Product development expenses were $136,395 and $283,310 for the three months ended September 30, 2016 and 2015, a decrease of $146,915. The decrease is related to cost containment initiatives, including reduction of staff, while still emphasizing enhancements to the platform, which will benefit the Company.

Integration and Customer Support

Integration and customer support expenses decreased $41,430 to $4,680 for the three months ended September 30, 2016 from $46,110 for the three months ended September 30, 2015. The decrease was a result of the Company terminating its prepaid card business, thus requiring minimal customer support in the winding down process.

General and Administrative Expenses

General and administrative expenses increased $15,597 to $401,565 for the three months ended September 30, 2016 from $385,968 for the three months ended September 30, 2015. The expenses were commensurate with the prior year operations.

Strategic Consulting

Strategic consulting expenses were $0 for the three months ended September 30, 2016, a decrease of $1,667 from the three months ended September 30, 2015. The Company did not require any strategic consulting for the three months ended September 30, 2016.

Interest Expense

During the three months ended September 30, 2016, the Company incurred interest expense of $132,985 as compared to $88,739 for the three months ended September 30, 2015, an increase of $44,246. The increase in interest expense was a result of issuing short term notes in latter part of 2015 and continuing this process in the first two quarters of 2016, in order to continue operations.

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following discussion analyzes our results of operations for the nine months ended September 30, 2016 and 2015. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2016 and 2015, we generated sales of $1,050 and $14,242.  For the nine months ended September 30, 2016 and 2015, we had a net loss of $3,548,683 and $6,038,875.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2016 were $38,235 as compared to $1,530,263 for the nine months ended September 30, 2015, a decrease of $1,492,028. The Company closed its sales office in England in September of 2015 and reduced the sales force in 2015 that was not replenished in 2016, as the Company focuses on enhancements to the platform.

Product Development

Product development expenses were $552,534 and $1,380,102 for the nine months ended September 30, 2016 and 2015, a decrease of $827,568. The decrease is related to cost containment initiatives, including reduction of staff, while still emphasizing enhancements to the platform, which will benefit the Company.

Integration and Customer Support

Integration and customer support expenses decreased $91,565 to $75,255 for the nine months ended September 30, 2016 from $166,820 for the nine months ended September 30, 2015. The decrease was a result of the Company terminating its prepaid card business, thus requiring minimal customer support in the winding down process.

General and Administrative Expenses

General and administrative expenses decreased $197,375 to $2,479,678 for the nine months ended September 30, 2016 from $2,677,053 for the nine months ended September 30, 2015. The decrease resulted from the reduction of staff and expenses to a level commensurate with the Company’s operations.  The decrease would be more substantial, however, during the first quarter of 2016, there was a revaluation of warrants in the amount of $1,305,411, compared to revaluations in the first quarter of 2015 amounting to $228,743.

Strategic Consulting

Strategic consulting expenses were $0 for the nine months ended September 30, 2016, a decrease of $340,167 from the nine months ended September 30, 2015. The Company did not require any strategic consulting for the nine months ended September 30, 2016.

Interest Expense

During the nine months ended September 30, 2016, the Company incurred interest expense of $409,563 as compared to $165,984 for the nine months ended September 30, 2015, an increase of $243,579. The increase in interest expense was a result of issuing short term notes in latter part of 2015 and continuing this process in the first two quarters of 2016, in order to continue operations.

Other income

During the nine months ended September 30, 2016, the Company received $1,085 for the sale of one of its domain names.

Liquidity and Capital Resources

Net cash used in operating activities decreased $3,567,018 to $1,298,610 for the nine months ended September 30, 2016 as compared to $4,865,628 for the nine months ended September 30, 2015.  The decrease resulted primarily from a decline in the net loss from operations as explained previously.

Net cash used in investing activities was $0 for the nine months ended September 30, 2016, compared to $35,735 for the nine months ended September 30, 2015.  As a result of cost containment measures, the Company did not invest in any capital expenditures.

Net cash provided by financing activities decreased by $1,846,600 to $1,568,700 for the nine months ended September 30, 2016 from $3,415,300 for the nine months ended September 30, 2015.  Cash provided by financing activities during the nine months ended September 30, 2016 consisted of notes payable to provide capital to continue operations.

As we have not realized significant revenues since our inception, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

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

As of November 14, 2016, the Company has a cash position of approximately $340,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through November 2016.

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

 Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2016, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2016, the Company issued $820,200 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to certain accredited investors.  The aggregate consideration provided consisted of $510,100 in cash and the exchange of 310,100 outstanding principal amount of 10% Secured Convertible Promissory Notes.

On November 2, 2016, the Company issued $200,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to certain accredited investors.  The aggregate consideration provided consisted of $100,000 in cash and the exchange of 100,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

On November 10, 2016, the Company issued $250,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to an accredited investor for cash.

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
Date: November 14, 2016