Form 10-K
period 2016-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2017-03-31
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

 (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 0-53944

REGO PAYMENT ARCHITECTURES, INC. (FORMERLY VIRTUAL PIGGY, INC.)
(Exact Name of Registrant as Specified in Its Charter)
Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

265 Sunrise Boulevard Palm Beach, Florida 33480
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (561) 220-0408

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $11,731,265 as of June 30, 2016 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 118,017,626 shares of common stock outstanding as of the close of business on March 31, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2016

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

ITEM 1.                BUSINESS.

General Development

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 265 Sunrise Boulevard, Palm Beach, Florida  33480 and our telephone number is (561) 220-0408.

On December 3, 2015, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. is to teach children financial responsibility as a not for profit organization.  On November 29, 2016, Finitii, Inc. was dissolved, without having any operations since inception.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.

In the second half of 2015, the Company changed its management team.  The new team is focused on building and improving the existing platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  In April 2016, our former Chief Executive Officer (“CEO”) resigned and we hired a new CEO who is concentrating on the FinTech industry as well.

In March 2016, we discontinued our prior Oink product offering.

Overview

We are a technology company that will deliver an online and mobile payment platform solution for the family. Our system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through our web portal.   Our system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  In addition, we are including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

Management believes that building on its COPPA advantage that the future of Rego Payment Architectures, Inc. will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the company will use its OINK. Com brand.  The Company will license in each alternative field of use the ability for its partners, distributors and/ or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from this system will come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

In addition, the team is analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm. The new architecture lends itself to provide closed network capability that allow B2B transactions outside of the traditional payment processing interchange services.  This reduces the cost of transacting between businesses.  Businesses that join the B2B will be able to perform instant settlements of transactions at lower fees than traditional services.

Industry Background

There are over 2 billion teens globally in the world and over 26 million teens in tour Total Addressable Market (TAM) here in the US alone, most without digital payment capability or traditional card technology.   This is Generation Z (“Gen Z”), those born after the millennials (from 1995 to present) most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation.  They use the mobile internet more than any other generation on a daily basis. Marketers have been focused on the millennials for more than a decade. Gen Z is a generation that influences all family purchases and has disposable income. On average Gen Z receive $17/week in allowance which gives them $44 billion spending power in the US per year.

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

With Gen Z in mind, the Company is focusing on the FinTech industry.  Goldman Sachs has estimated that new FinTech companies could wrestle approximately $4.7 trillion in annual revenue and $470 billion in profit, away from established financial service companies.  Additionally, in 2014 and 2015, venture capitalists infused $23.5 billion into the FinTech industry.  Of that investment, approximately 27% was invested in consumer lending, 23% in payments and 16% in business lending.  The industry is priding itself on utilizing data in more productive ways and making the consumer interface smoother.

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

With this as a backdrop, Rego Payment Architectures, Inc. has identified an emerging need to provide a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping.

The Company’s Relationship to the Children’s Online Privacy Protection Act (“COPPA”)

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The new products will meet the requirements imposed by COPPA, including the recent amendments.  The Company has gone further than dealing with the federal rules by mapping all state by state statutes and regulations that deviate from the federal laws and thus having a complete inter-state commerce view of the regulations that assure compliance for all participants in the system.

Other Consumer Privacy Protection Legislation

In late 2010, the Federal Trade Commission (“FTC”) and the Department of Commerce (“DOC”) each issued a staff report proposing new frameworks for consumer privacy protection; the FTC report called for federal “Do Not Track” legislation. The FTC has also increased its enforcement actions against companies that fail to live up to their privacy or data security commitments to consumers. A number of privacy and data security bills have been introduced in Congress that address the collection, maintenance and use of personal information, web browsing and geolocation data, and establish data security and breach notification requirements. Some state legislatures have adopted legislation that regulates how businesses operate on the Internet, including measures relating to privacy, data security and data breaches. Several Congressional hearings have examined privacy implications for online, offline and mobile data. The DOC recently issued a “green paper” on cybersecurity, and the White House has proposed cybersecurity legislation.  Fundamental to the Company’s operating principles is to implement these regulatory conditions in its system and have the flexibility to adopt to any changes in legislation to meet federal and state compliance requirements.

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU is currently reviewing its data privacy directive, which became effective in 1998 and sets baseline standards for the collection, use, disclosure, storage, security and transfer of personal data (collectively referred to as “data processing”). Among the proposed revisions are new rules that strengthen requirements to obtain explicit consent for data processing; special rules requiring parental consent for collecting children’s personal data; data breach obligations for all industry sectors and enhanced remedies for violations of privacy. Different policy options, including new regulations, are being considered at both the EU and member state levels.  The company’s initial target is the U.S. However, the company has been performing research on compliance issues in the EU and is able to rapidly adopt to these new markets should the company choose to expand its services into those territories.

The Opportunity

Gen Z, the core target user of our OINK Mobile payment platform.

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

Last year, the average weekly allowance of a Gen Z is $17. This is based on an average of one dollar per week per year of age.  The company’s focus group returns predict an average of $25 per week. Gen Z has a combined buying power of $44 billion in the US, representing the Company’s Total Addressable Market.

Social and digital learning is key to Gen Z.

52% of Gen Z uses YouTube or social media to research school assignments, while 85% research online and 33% watch lessons online. Sharing their knowledge is of equal importance with 60% of the Gen Z population opting to share their own knowledge with others online.  When this generation makes purchases online 70% do so from a single online source.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. Only 17 states require a course in personal finance. Financial illiteracy is an epidemic and there’s no educational or private solution that has made an impact to scale. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within the system target both the parent and the child.  These built in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

Our Solution

Our goal, moving forward is to enable both incumbent and new FinTech participants, as well as key verticals with a large base of ‘family accounts,’ to provide their consumers with safe and empowering youth money management and financial literacy content and tools via the OINK mobile payment platform.

Currently, our partner profile includes established brands with large family-focused account bases — including banks, telecommunication companies, faith-based organizations, media distributors, mobile device Original Equipment Manufacturers (“OEMs”), and merchants.

OINK partners will leverage our platform to:

Buy vs. Build: Partners can license for their specific market or field of use a safe, compliant system, instead of building one on their own.

Safety & Security: Partners can safely engage a younger consumer segment & their families with a new family friendly peer to peer payments approach.  Vendors will be explicitly protected from non-compliant transactions and the underlying technology protects the privacy of the user.

Youth Financial Literacy: Partners can expand their brand story around empowerment and education of youth financial literacy while engaging their ‘future customers’ with Gen Z, a digital native population of post-millennial youth.

The OINK mobile payment platform and associated digital wallet technology is designed to enable our partners to engage families with Gen Z through the leading money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.  The new platform will enable a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

In addition, we are analyzing specific components of our technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm.

Other markets for potential licensed applications are:

Government social services payments where control over how benefits allowances are used is required.  This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

Closed network consumer to business (C2B) and business to business (B2B).  An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale terminal (POS) without the need to traverse the traditional merchant payment system.  This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement.  Many school lunch programs are now provided by large catering companies.  This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate.  Removing this overhead can have significant positive financial impact on profitably.  It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

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

The following are the names and brief descriptions of certain of our applications:

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

Until such time as the remaining pending patents are awarded, if ever, we intend to rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.  The Company entered into a licensing agreement for the underlying technology used to provide the contract models and real time regulatory oversight disclosed in prior filings.  The Company has also entered into licensing agreements with third party platform providers and is negotiating global license for its data management needs.

The Company is also negotiating the acquisition of particular technology inventions from university and commercial owners.  Each of these is subject to the due diligence of reviewing the content and value of each protected invention.

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

Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for and pursuing patent and copyright protection is appropriate for us.  We have no guarantee that any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business, or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Research and Development

During 2016 and 2015, our research and product development expenses were $830,000 and $1.6 million all of which were borne by us.

Our Revenue Model

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2017, we expect to generate additional revenue streams by generating licensing and customization fees from our co-branding partners.

Expected revenues will be derived from:

•	Private labeling licenses for: particular phones, telecommunication vendors, distributors, and value added resellers (VAR).

•	User Subscription fees based on premium services

•	Transaction and processing fees for both closed and open network transactions.

•	Special services fees for ad hoc special requests

•	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data)

•	Advertising revenue – for context based push messaging to subscribers

•	Shared transaction revenue or rebates from banking partners

Our Plan of Operation

A phased approach to the introduction of our improved Platform is planned.

We plan to launch our co-branding platform in the second quarter of 2017, however, this is dependent on our ability to generate renewed capital investment for working capital and to sustain operations.  The Company will also enter into strategic partnerships where the strategic partner will provide development capital for special purpose customization or equity where appropriate.

Sales and Marketing Strategy

In 2017, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z population through the FinTech industry, telecommunications businesses and global consulting organizations.  The Company maintains its view that these channels will provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new partner-first model, should not be subject to seasonality, as it is more a matter of when our partners come on board and pay the licensing and customization fees.

Competition

There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings.  Although payment services such as PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, but that is also compliant with COPPA, and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. To compete effectively, we expect that we will focus a majority of our 2017 resources on technology and product development.

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

The Company has put in preventative measures to reduce the risk of non-compliance and security breaches.  However, as the Company utilizes third party infrastructure, the risk of security breaches cannot be guaranteed but the Company has performed reasonable efforts to mitigate risk.

Employees

As of December 31, 2016, we had 8 employees, who were working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

Company Information

Our website can be found on the Internet at www.oink.com. The website contains information about the Company and our operations. We make available free of charge through a link on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor and then clicking on SEC filings.

ITEM 1A.  RISK FACTORS.

Not required.

 ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 265 Sunrise Boulevard, Palm Beach, Florida  33480, and are leased on a month to month basis at $7,000 per month.

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

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$0.22	$0.09
Quarter ended June 30, 2016	$0.20	$0.06
Quarter ended September 30, 2016	$0.46	$0.10
Quarter ended December 31, 2016	$0.47	$0.26

Fiscal Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$0.63	$0.25
Quarter ended June 30, 2015	$0.46	$0.22
Quarter ended September 30, 2015	$0.40	$0.10
Quarter ended December 31, 2015	$0.45	$0.16

Common Stockholders

As of March 31, 2017 our shares of Common Stock were held by 161 stockholders of record.

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

The Company did not repurchase any common stock in the fourth quarter of 2016.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

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

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 265 Sunrise Boulevard, Palm Beach, Florida  33480 and our telephone number is (561) 220-0408.

On December 3, 2016, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. is to teach children financial responsibility as a not for profit organization.  On November 29, 2016, Finitii, Inc. was dissolved, without having any operations since inception.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company’s technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.

In the second half of 2015, the Company changed its management team.  The new team is focused on building and improving the existing platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  In April 2016, our former Chief Executive Officer (“CEO”) resigned and we hired a new CEO who is concentrating on the FinTech industry as well.  In March 2016, we discontinued our prior Oink product offering.

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we intend to provide services to allow transactions with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and intend to be a leading provider of online transactions for children.

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

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by implementing our partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate our platform into co-branded payments solutions targeting youth and family.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following discussion analyzes our results of operations for the years ended December 31, 2016 and 2015. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2016 and 2015, we generated revenues of $1,050 and $23,546.  We discontinued our Oink card services offering in March 2016, which is the reason for the reduction in revenue.

Net Loss

Our net loss attributable to common stockholders decreased $2.8 million to $5.9 million for the year ended December 31, 2016 compared to $8.7 million for the year ended December 31, 2015, as a result of decreased operating and interest expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.4 million, or 76% in 2016 to $0.4 million compared with $1.8 million in 2015. During 2016, we reduced our sales and marketing staff and consultants and decreased our spending on marketing promotions to focus on the further development of our technology platform.

Product Development

Product development expenses decreased by $0.8 million, or 50% in 2016 to $0.8 million compared with $1.6 million in 2015. During 2016, we reduced the size of our product development team in the United States while continuing to develop and build our new mobile and other applications with the resources available.

Integration and Customer Support

Integration and customer support expenses decreased by $0.1 million, or 63% in 2016 to $0.1 million compared with $0.2 million in 2015. We eliminated our integration team when we terminated our prepaid card services in March 2016, as there was no product offering to integrate or support.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million, or 13% in 2016 to $3.0 million compared with $3.4 million in 2015.  These 2016 expenses were commensurate with the 2015 expenses, based on the reduction in staff and continuing corporate overhead.

Strategic Consulting Expenses

Strategic consulting expenses decreased by $0.5 million, or 100% in 2016 to $0 million compared with $0.5 million in 2015. During 2016, we did not require strategic consultants.

Liquidity and Capital Resources

Net cash used in operating activities decreased $3.6 million to $2.1 million for the year ended December 31, 2016 as compared to $5.6 million for the year ended December 31, 2015.  The decrease resulted primarily from the decrease in the net loss of approximately $2.8 million, offset in part by the revaluation of options and warrants.

Net cash used in investing activities was $0 million for the years ended December 31, 2016 and 2015.

Net cash provided by financing activities decreased by $1.9 million to $2.1 million for the year ended December 31, 2016 from $4.0 million for the year ended December 31, 2015.  Cash provided by financing activities during the year ended December 31, 2016, consisted of issuing convertible notes payable in the amount of $1.4 million and compared to $2.9 million in the year ended December 31, 2015 and the issuance of notes payable in the amount of $0.7 million during the year ended December 31, 2016 compared to $1.0 million during the year ended December 31, 2015.

Subsequent to December 31, 2016, the Company raised gross proceeds of $725,000 through the issuance of notes payable.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised approximately $1.4 million through our issuance of convertible notes payable and another $0.7 million through the issuance of notes payable.  The launch of the platform is expected in the second quarter of 2017, however, we do not project that significant revenue will be developed until later in 2017. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2017, the Company has a cash position of approximately $21,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations through April 2017.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
John Coyne	64	Chairman of the Board, Chief Executive
		Officer
Kirk Bradley	62	Director
Ernest Cimadamore	55	Director, Secretary
Gerald Hannahs	65	Director
Dale Jensen	67	Director
Scott McPherson	55	Chief Financial Officer

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development, ecommerce, the FinTech industry, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director and executive officer is as follows:

John Coyne

In 2016, Mr. Coyne was a Director and Chief Executive Officer of Biltmore Technologies, Inc. and its wholly owned subsidiary Nextgen Nano.  Biltmore Technologies, Inc. provides business and technology services in the fields of nano scale molecular technologies.  Mr. Coyne is redefining the business model, acquiring new customers and relationships with universities and research organizations.  From 2012 to 2015, Mr. Coyne was an independent technology consultant providing technology services in the fields of software development, system architecture and semantic ontological designs for systems. He also developed intellectual assets in the form of trade secrets and patents.  Mr. Coyne has a 40-year career in advanced software development, systems design, and product development.   He is the holder of patents in electronics, software, system methods and bio-reactors and has been an executive in multiple companies both private and public.  As a result of these and other professional experiences, Mr. Coyne possesses particular knowledge and experience in information technology, business development  and executive management that strengthen the board’s collective qualifications, skills and experience.

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

Scott McPherson

Scott McPherson from April 2015 to July 2015 was the Chief Executive Officer and was the Chief Financial Officer of CannLabs, Inc. from June 2014 to July 2015.  Mr. McPherson has been the Chief Financial Officer of VerifyMe, Inc. as of December 1, 2014.  Mr. McPherson previously served as Chief Financial Officer of the VerifyMe, Inc. from December 2012 to October 2013. VerifyMe, Inc. is a public company that provides high-tech solutions in the field of authenticating people and products.  Prior to that, Mr. McPherson served as the Chief Financial Officer of Rego Payment Architectures, Inc., from August 2010 through November 2012.  Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax and litigation support services for numerous clients in various industries. The firm has successfully assisted small public companies by developing procedures for them to implement, in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson. Prior to the formation of McPherson, CPA, PLLC, Mr. McPherson was a partner in the Merger and Acquisition and SEC departments and Co-Chairman of the Litigation Support department of a regional certified public accounting firm.

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

We recognize the importance of preventing both actual conflicts of interest and the appearance of such conflicts in dealings between the Company and “related persons” (our directors, director nominees, executive officers, stockholders beneficially owning 5% or greater of our common stock, or the immediate family members of any of the foregoing).  The Board of Directors will regularly review our corporate policies with respect to conflicts of interest including related party transactions and investigates instances of such conflicts.

Each matter described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence – Certain Relationships and Related Transactions” was vetted and pre-approved by a majority of the disinterested members of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2016, except Gerald Hannahs and Ernest Cimadamore failed to file two Form 4s on a timely basis, Kirk Bradley, Edwin Manning, Scott McPherson, Dale Jensen and Kathleen Tobia each failed to file one Form 4 on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officers during the years ended December 31, 2016 and 2015.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
John Coyne, Chairman and Chief Executive Officer (a)	2016	114,038	-	55,000	196,505	-	365,543
	2015	-	-	-	-	-	-
Kathe Anchel, Former Chief Executive Officer (b)	2016	48,077	-	-	-	-	48,077
	2015	33,654	-	165,000	577,295		775,949
Ernest Cimadamore, Corporate Secretary	2016	26,000	-	-	10,434	-	36,434
	2015	36,538	-	-	106,925	-	143,463
Scott McPherson, Chief Financial Officer (c)	2016	128,310	-	-	10,434	3,200	141,944
	2015	60,577	-	-	97,046	30,063	187,686

(1)
– The value of the stock awards were based on the closing stock price on the date that the stock awards were issued.  The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life.

(a)	– Mr. Coyne was appointed Chairman of the Board and Chief Executive Officer on November 14, 2016.
(b)	– Ms. Anchel was appointed Chief Executive Officer on November 16, 2015 and resigned on April 9, 2016.
(c)	– Mr. McPherson was appointed Chief Financial Officer on July 16, 2015.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2016.

	Option awards					Stock awards
									Equity
									incentive
			Equity					Equity	plan awards:
			incentive					incentive	Market or
			plan awards:					plan awards:	payout
		Number of	Number of				Market	Number of	value of
	Number of	securities	securities			Number of	value of	unearned	unearned
	securities	underlying	underlying			shares or	shares or	shares, units	shares, units
	underlying	unexercised	unexercised			units of	units of	or other	or other
	unexercised	options	unearned	Option		stock that	stock that	rights that	rights that
	options	(#)	options	Exercise	Option	have not	have not	have not	have not
	(#)	unexercisable	(#)	Price	Expiration	vested	vested	vested	vested
Name	exercisable	(a)	(b)	($)	Date	(#)	($)	(#)	($)
John Coyne	-	3,000,000	-	0.90	4/18/2021	250,000	80,000	-	-
	-	-	2,000,000	0.44	9/14/2021	-	-	-	-
Kathe Anchel	-	-	-	-	-	-	-	-	-
Ernest Cimadamore	250,000	-	-	0.31	11/16/2017	-	-	-	-
	250,000	-	-	0.65	3/31/2017	-	-	-	-
	25,000	-	-	1.01	11/16/2017	-	-	-	-
	66,667	133,333	-	0.27	7/20/2017	-	-	-	-
	100,000	200,000	-	0.29	9/1/2020	-	-	-	-
	250,000	-	-	0.90	5/18/2021	-	-	-	-
Scott McPherson	25,000	-	-	1.01	11/15/2017	-	-	-	-
	83,333	166,667	-	0.22	7/31/2020	-	-	-	-
	250,000	-	-	0.29	9/1/2020	-	-	-	-
	250,000	-	-	0.90	5/18/2021

(a)	Each unvested option in the table above is vesting in three equal installments from the original date of grant.
(b)	The unvested option will vest immediately upon the proven capabilities of the Rego Payment Architectures, Inc. platform.

No named officers exercised stock options or warrants during 2016 and only Kathe Anchel held 250,000 shares of restricted stock that vested during 2016.

Narrative Disclosure to Compensation Tables

Employment Agreements

On November 16, 2015, the Company entered into an employment agreement with Kathe Anchel as President and Chief Executive Officer and as a member of its Board of Directors.  Her employment agreement provided for an annual base salary of (i) $250,000 during the first year of employment, (ii) $287,500 during the second year of employment and (iii) $325,000 during the third year of employment and thereafter, subject to further increase in the Board’s discretion.  The Company agreed within 60 days, to place into escrow an amount sufficient to fund Ms. Anchel’s base salary during the first of year of employment, however, due to lack of funding, this obligation was not met by the Company.  Ms. Anchel was also to receive stock options to acquire 2,500,000 shares of the common stock of the Company at an exercise price of $0.90 per share (or if greater, the fair market value of such stock on the grant date) vesting in three equal annual installments, however a signed option agreement was never received by the Company.  She was also granted 500,000 shares of restricted common stock of the Company vesting in the following manner: (i) 250,000 shares shall vest immediately upon grant and (ii) 250,000 shares shall vest on the first anniversary of the initial date of employment; provided she was then still employed by the Company.  Kathe Anchel resigned from her positions as Chief Executive Officer, President and member of the Board of Directors on April 9, 2016.

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

On April 14, 2016, the Company appointed John Coyne as Chief Executive Officer and Chairman of the Board, with such appointments effective April 18, 2016.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $240,000 during the first year of his employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 250,000 restricted stock units.

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

On May 18, 2016, the Company issued Ernest Cimadamore options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on September 1, 2021.  The fair value of the options was $10,434.

On May 18, 2016, the Company issued Scott McPherson options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on September 1, 2021.  The fair value of the options was $10,434.

DIRECTOR COMPENSATION

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2016 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Rego Payment Architectures, Inc. during 2016.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Kirk Bradley (a)	-	-	-	-	-	-	-
Gerald Hannahs (b)	-	-	-	-	-	-	-
Dale Jensen (c)	-	-	-	-	-	-	-
Ernest Cimadamore (d)	-	-	-	-	-	-	-
Martha McGeary Snider (e)	-	-	-	-	-	-	-
Kathe Anchel (f)	-	-	-	-	-	-	-

(a)	– At December 31, 2016, Mr. Bradley held in the aggregate options and warrants to purchase a total of 460,000 shares of the Company’s common stock.
(b)	– At December 31, 2016, Mr. Hannahs held in the aggregate options and warrants to purchase a total of 290,000 shares of the Company’s common stock.
(c)	– At December 31, 2015, Mr. Jensen held in the aggregate options to purchase a total of 300,000 shares of the Company’s common stock.
(d)	– At December 31, 2016, Mr. Cimadamore held in the aggregate options to purchase a total of 1,275,000 shares of the Company’s common stock.
(e)	– At December 31, 2016, Ms. McGeary Snider held in the aggregate options and warrants to purchase a total of 274,000 shares of the Company’s common stock.
(f)	– At December 31, 2016, Ms. Anchel did not hold any options or warrants to purchase the Company’s common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2016 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2017, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	22,406,901	(b)	17.9%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.2%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

Common	Peter S. Pelullo	16,802,340	(c)	14.2%
	417 Primrose Drive Gwynedd, PA 19346

(a) This table has been prepared based on 118,017,626 shares of our common stock, 108,600 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2017.

(b) Consists of 8,310,555 shares of common stock, 277,778 shares underlying warrants exercisable at $3.00 per share, 1,000,000 shares underlying warrants exercisable at $1.00 per share, 100,000 shares underlying options exercisable at $1.55 per share, 2,222,300 shares underlying warrants exercisable at $1.00 per share, 20,000 shares underlying warrants exercisable at $0.90 per shares, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,792,858 shares of common stock held in the name of Mr. Pelullo, 11,401,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo, 342,857 shares underlying warrants exercisable at $0.75 per share, 250,000 shares underlying options exercisable at $0.70 per share held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo and 15,500 shares underlying warrants exercisable at $0.90 per share held in the name of International Corporate Management, Inc.

The following table shows beneficial ownership of the Compamy common stock as of March 31, 2017, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
John Coyne	250,000	(b)	*

Ernest Cimadamore	1,441,667	(c)	1.2%

Kirk Bradley	1,759,968	(d)	1.5%

Gerald Hannahs	1,012,523	(e)	*

Dale Jensen	166,667	(f)	*

Scott McPherson	441,666	(g)	*

All current directors and executive officers as a group (6 persons)	5,072,491		4.2%

*Represents beneficial ownership of less than one percent of the Company common stock outstanding.

(a) This table has been prepared based on 118,017,626 shares of our common stock outstanding on March 31, 2017.  The address for each person listed above is c/o Rego Payment Architectures, Inc., 265 Sunrise Boulevard, Palm Beach, Florida  33480.

(b) Consists of 250,000 shares of common stock.

(c) Consists of 500,000 shares of common stock held by Toria, Inc., an affiliate of Mr. Cimadamore, 500,000 shares underlying options exercisable at $0.90 per share, 250,000 shares underlying options exercisable at $0.65 per share, 25,000 shares underlying options exercisable at $1.01, 66,667 shares underlying options exercisable at $0.27 per share, and 100,000 shares underlying options exercisable at $0.29 per share.

(d)  Consists of 1,433,302 shares of common stock, 250,000 shares underlying options exercisable at $1.85 per share, 66,666 shares underlying options exercisable at $0.46 per share and 10,000 shares underlying warrants exercisable at $0.90 per share.

(e) Includes 855,856 shares of common stock, 70,000 shares underlying warrants exercisable at $1.00 per share, 20,000 shares underlying warrants exercisable at $0.90 per share, and 66,667 shares underlying options exercisable at $0.29 per share.

(f) Includes 100,000 shares underlying options exercisable at $1.17 per share and 66,667 shares underlying options exercisable at $0.29 per share.

(g) Includes 25,000 shares underlying options exercisable at $1.01 per share, 83,333 shares underlying options exercisable at $0.22 per share, 83,333 shares underlying options exercisable at $0.29 per share and 250,000 shares underlying options exercisable at $0.90 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 8, 2015, the Company entered into an agreement with Martha McGeary Snider that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90 (see Note 6 to the audited financial statements contained in this Form 10-K).

During November and December 2015, Martha McGeary Snider paid expenses totalling $45,008 on behalf of the Company, which were included in accounts payable and outstanding at December 31, 2015.  During the year ended December 31, 2016, Ms. Snider incurred an additional $98,785 of additional expenses on behalf of the Company.  The total amount of $143,793 in accounts payable was converted into the same value of 10% Secured Convertible Notes (see Note 6 to the audited financial statements contained in this Form 10-K).

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to Kirk Bradley.

The Company has entered into a consulting agreement with International Corporate Management, LLC owned by Peter Pelullo, at a cost of $12,500 per month, plus expenses.  As of December 31, 2016, the Company has paid $106,204 to the consulting company.

The Company has entered into a consulting agreement with Luke Pelullo, the son of Peter Pelullo, at a cost of $5,000 per month, plus expenses.  As of December 31, 2016, the Company has paid $38,570 to this consultant.

The Company has entered into a consulting agreement with the Chris Coyne the brother of John Coyne, at a cost of $500 per week.  As of December 31, 2016, the Company has paid $7,500 and owed the consultant $1,500, which is included in accounts payable – related parties.

During the years ended December 31, 2016 and 2015, McPherson, CPA, PLLC, the certified public accounting firm owned by Scott McPherson billed $3,200 and $30,063 for accounting services of which was all paid as of December 31, 2016.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2016 and 2015 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2016 and 2015 were $67,000 and $77,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2016 and 2015, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2016 and 2015, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2016 and 2015, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

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

3.8**	Certificate of Amendment of Certificate of Incorporation.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

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

10.12	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.13	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.14	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.15	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.16	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.17	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.18	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.19	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.21	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.22	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.
Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2017.

Rego Payment Architectures, Inc.

By:	/s/ John Coyne
John Coyne, Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Coyne	Chairman, Chief Executive Officer and Principal	March 31, 2017
John Coyne	Executive Officer

/s/ Ernest Cimadamore	Secretary and Director	March 31, 2017
Ernest Cimadamore

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	March 31, 2017
Scott A. McPherson

/s/Kirk Bradley	Director	March 31, 2017
Kirk Bradley

/s/ Gerald Hannahs	Director	March 31, 2017
Gerald Hannahs

/s/ Dale Jensen	Director	March 31, 2017
Dale Jensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)

We have audited the accompanying balance sheets of Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.) (the "Company") as of December 31, 2016 and 2015, and the related statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Morison Cogen LLP

Blue Bell, Pennsylvania
March 31, 2017

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,719	$16,646
Accounts receivable, net of allowance of $0 and $6,293	-	360
Assets held for sale, net of accumulated depreciation of $0 and $23,174	-	34,071
Prepaid expenses	-	72,918

TOTAL CURRENT ASSETS	52,719	123,995

PROPERTY AND EQUIPMENT
Computer equipment	10,748	73,645
Furniture and fixtures	15,722	15,722
	26,470	89,367
Less: accumulated depreciation	(18,473)	(57,823)
	7,997	31,544

OTHER ASSETS
Deposit	-	31,800
Patents and trademarks, net of accumulated
amortization of $133,130 and $96,282	552,573	589,420
	552,573	621,220

TOTAL ASSETS	$613,289	$776,759

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,047,012	$1,702,527
Accounts payable and accrued expenses - related parties	59,323	-
Preferred stock dividend liability	2,877,424	1,804,302
10% Secured convertible notes payable - stockholders	4,260,264	2,940,000
Notes payable, net of discount of $29,139 and $37,482	38,361	988,918

TOTAL CURRENT LIABILITIES	9,282,384	7,435,747

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	2,069,200	-

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 108,600 shares
issued and outstanding at December 31, 2016 and December 31, 2015	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2016 and December 31, 2015	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at December 31, 2016 and December 31, 2015	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 and 117,517,626 shares issued and outstanding at
December 31, 2016 and 2015	11,802	11,752

Additional paid in capital	55,955,114	54,203,451

Deferred compensation	(9,167)	(72,188)

Accumulated deficit	(66,696,058)	(60,802,017)

STOCKHOLDERS' DEFICIT	(10,738,295)	(6,658,988)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$613,289	$776,759

The accompanying notes are an integral part of these financial statements.

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Statements of Operations
For the Years Ended December 31, 2016 and 2015

	For the Years
	Ended December 31,
	2016	2015

SALES	$1,050	$23,546

OPERATING EXPENSES
Sales and marketing	428,216	1,813,388
Product development	830,052	1,643,327
Integration and customer support	75,255	200,416
General and administrative	2,959,815	3,392,786
Strategic consulting	-	451,042
Total operating expenses	4,293,338	7,500,959

NET OPERATING LOSS	(4,292,288)	(7,477,413)

OTHER INCOME (EXPENSE)
Interest income	-	344
Interest expense	(534,163)	(302,904)
Cumulative translation adjustment upon closing of England office	-	206,933
Other income	1,085	-
Gain (loss) on disposition of fixed assets	4,447	(88,132)
	(528,631)	(183,759)

NET LOSS	(4,820,919)	(7,661,172)

Less: Accrued preferred dividends	(1,073,122)	(1,080,654)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,894,041)	$(8,741,826)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,684,293	118,225,959

The accompanying notes are an integral part of these financial statements.

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Statements of Comprehensive Loss
For the Years Ended December 31, 2016 and 2015

	For Years
	Ended December 31,
	2016	2015

NET LOSS	$(4,820,919)	$(7,661,172)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax	-	58,528
TOTAL OTHER COMPREHENSIVE INCOME, net of tax	-	58,528

COMPREHENSIVE LOSS	$(4,820,919)	$(7,602,644)

The accompanying notes are an integral part of these financial statements.

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Statement of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2016 and 2015

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional			Cumulative
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Translation
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Adjustment	Total

Balance, December 31, 2014	108,600	$11	28,378	$3	-	$-	119,117,626	$11,912	$53,458,324	$-	$(52,060,191)	$148,405	$1,558,464

Revaluation of options and warrants	-	-	-	-	-	-	-	-	205,364	-	-	-	205,364
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	33,103	-	-	-	33,103
Issuance of options for services	-	-	-	-	-	-	-	-	341,585	-	-	-	341,585
Issuance of equity for services	-	-	-	-	-	-	400,000	40	444,875	(72,188)	-	-	372,727
Forfeited restricted stock	-	-	-	-	-	-	(2,000,000)	(200)	(279,800)	-	-	-	(280,000)
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,080,654)	-	(1,080,654)
Net loss	-	-	-	-	-	-	-	-	-	-	(7,661,172)	-	(7,661,172)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(148,405)	(148,405)

Balance, December 31, 2015	108,600	11	28,378	3	-	-	117,517,626	11,752	54,203,451	(72,188)	(60,802,017)	-	(6,658,988)

Issuance of restricted common stock for services	-	-	-	-	-	-	500,000	50	54,950	(55,000)	-	-	-
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	37,675	-	-	-	37,675
Revaluation of warrants	-	-	-	-	-	-	-	-	1,305,411	-	-	-	1,305,411
Fair value of options for services	-	-	-	-	-	-	-	-	436,127	-	-	-	436,127
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	45,833	-	-	45,833
Forfeited restricted common stock	-	-	-	-	-	-	-	-	(82,500)	72,188	-	-	(10,312)
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,073,122)	-	(1,073,122)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,820,919)	-	(4,820,919)

Balance, December 31, 2016	108,600	$11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$-	$(10,738,295)

The accompanying notes are an integral part of these financial statements.

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Statements of Cash Flows
For the Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,820,919)	$(7,661,172)
Adjustments to reconcile net loss to net cash:
used in operating activities
Provision for bad debts	360	6,293
Fair value of options issued in exchange for services	436,127	341,585
Forfeiture of restricted stock	(10,312)	(280,000)
Fair value of common stock issued in exchange for services	45,833	372,727
Revaluation of options and warrants	1,305,411	205,364
Accretion of discount on notes payable	68,527	50,025
Depreciation and amortization	43,911	114,075
(Gain) Loss on abandonment of patents and disposal of fixed assets	(4,447)	88,132
Foreign currency translation adjustment from closing England office	-	(206,933)
Decrease in assets
Accounts receivable	-	954
Prepaid expenses	72,918	519,011
Deposits	31,800	14,683
Increase in liabilities
Accounts payable and accrued expenses	780,664	818,750
Deferred revenue	-	(2,685)

Net cash used in operating activities	(2,050,127)	(5,619,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(7,693)
Patent and trademark costs	-	(33,790)

Net cash used in investing activities	-	(41,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	9,000	-
Repayment of loans payable	(9,000)	-
Proceeds from convertible notes payable - stockholders	1,360,100	2,940,000
Proceeds from notes payable - stockholders	726,100	1,026,400

Net cash provided by financing activities	2,086,200	3,966,400

EFFECT OF EXCHANGE RATE ON CASH	-	58,528

NET DECREASE IN CASH AND CASH EQUIVALENTS	36,073	(1,635,746)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	16,646	1,652,392

CASH AND CASH EQUIVALENTS - END OF YEAR	$52,719	$16,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$55,000	$-
	-
Accrued preferred dividend	$1,073,122	$1,080,653

Fair value of warrants issued as discount for note payable	$37,675	$33,103

Accrued commitment fees as discount on notes payable	$22,508	$31,898

Accounts payable converted to convertible notes - stockholders	$143,793	$-

Accrued interest and commitment fees converted to 10% secured convertible
notes payable - stockholders	$200,571	$54,405

Fair value of stock issued as deferred compensation	$55,000	$165,200

Conversion of unsecured notes payable into 10% secured convertible notes payable and
3.5% secured convertible notes payable	$1,685,000	$-
Forfeited restricted stock	$82,500	$-

The accompanying notes are an integral part of these financial statements.

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.)
Notes to the Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.) (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, the Company changed its name from Virtual Piggy, Inc to Rego Payment Architectures, Inc.

The Company is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  In addition, the Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

Management believes that building on its COPPA advantage that the future of the Company will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its OINK. Com brand.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Revenues generated from this system are contemplated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

In addition, the Company is analyzing specific components of the technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm. The new architecture lends itself to provide closed network capability that allow B2B transactions outside of the traditional payment processing interchange services.  This reduces the cost of transacting between businesses.  Businesses that join the B2B will be able to perform instant settlements of transactions at lower fees than traditional services.

The Company’s principal office is located in Palm Beach, Florida, and in 2013 the Company opened an office in London, England to support the sales and marketing efforts in Europe and the development of its mobile applications.  The London office was closed in September 2015.

On December 3, 2015, Finity, Inc. was incorporated as a wholly owned subsidiary of the Company.  On December 11, 2015, Finity, Inc. changed its name to Finitii, Inc.  Finitii, Inc. was established as a not for profit entity for the purpose of teaching children financial literacy.  On November 29, 2016, Finitii, Inc. was dissolved, without having any operations since inception.

Basis of Presentation
The accompanying financial statements of Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.) have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Property and Equipment
Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser length of the related leases or the estimated useful lives of the assets. Depreciation expense related to property and equipment was $7,064 and $76,866 for the years ended December 31, 2016 and 2015 and is included in general and administrative expenses.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0 and $119,036 for the years ended December 31, 2016 and 2015. These costs are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $830,052 and $1,643,327 for the years ended December 31, 2016 and 2015.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years ended December 31, 2016 and 2015, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The amendments were adopted as of December 31, 2016, see Note 2 for management’s evaluation and disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017.  The Company anticipates that the impact of this guidance on the financial statements will not be material.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not anticipate the adoption of this standard to have a material effect on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this Update specify the accounting for leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company anticipates that the impact of this guidance on the financial statements will not be material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows.  For public companies, the amendments in the ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently assessing the impact of adoption that this guidance will have on the financial statements.

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

The Company’s current monetization model is to derive revenues from levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.  As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

As of March 31, 2017, the Company has a cash position of approximately $21,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2017.

NOTE 3 – PATENTS AND TRADEMARKS

The Company continues to apply for patents and purchased the Oink trademark in November 2013.  Accordingly, costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years. At December 31, 2016 and 2015, capitalized patent and trademark costs, net of accumulated amortization, were $552,573 and $589,420.  Amortization expense for patents and trademarks was $36,848 and $37,209 for the years ended December 31, 2016 and 2015.

During 2016 and 2015, the Company abandoned its application for several of its patents and trademarks. Accordingly, the Company recorded a charge to general and administrative expenses for $0 and $43,391 relating to costs previously capitalized with respect to these applications.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

The Company owes the Chief Executive Officer a total of $37,670 as of December 31, 2016, including unpaid salary of $32,697 and expenses of $4,973.

The Company owes the Chief Financial Officer a total of $17,011 as of December 31, 2016, including unpaid salary of $16,969 and expenses of $42.

The Company owes the Secretary of the Company a total of $3,143 for unpaid salary.

The Company owes the Chief Executive Officer’s brother $1,500 for development work that he is providing under a consulting agreement.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

Of the $3,040,000 of Notes, $150,000 were exchanged for 3.5% Secured Convertible Promissory Notes on August 26, 2016 (See Note 6).

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

On August 26, 2016, the Company exchanged in total $2,029,364, including principal amount of previously unsecured notes payable of $1,685,000, accounts payable of $143,793, accrued interest of $123,658 and commitment fees of $76,913, for 10% Secured Convertible Promissory Notes, which are now due March 2018.  Of these notes, $460,100 were subsequently exchanged for 3.5% Secured Convertible Notes.

On November 9, 2016, the Company exchanged $100,000 principal amount of the 10% Secured Convertible Promissory Notes for $100,000 of the 3.5% Secured Convertible Notes (See Note 6).

On December 9, 2016, the Company exchanged $99,000 principal amount of the 10% Secured Convertible Promissory Notes for $99,000 of the 3.5% Secured Convertible Notes (See Note 6).

In addition, the maturity date of all of the 10% Secured Convertible Promissory Notes have been extended to March 2018, subsequent to December 31, 2016.

The Notes are recorded as a current liability, in the amount of $4,260,264 as of December 31, 2016.  Interest accrued on the notes was $575,022 and $225,452 as of December 31, 2016 and 2015.  Interest expense related to these notes payable was $109,533 and $74,104 for the years ended December 31, 2016 and 2015.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

On July 20, 2015, the Company entered into agreements with three stockholders that each included notes payable in the amount of $250,200, and two-year warrants to purchase 50,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum and notes payable in the amount of $200,200 contained a commitment fee of 7.5%, which with the principal balance are payable upon the earlier of:

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

On August 12, 2015, the Company entered into an agreement with a stockholder that included a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $1,175, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of .67% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.

On September 18, 2015, the Company entered into an agreement with a stockholder that included a note payable in the amount of $125,000, and two-year warrants to purchase 25,000 shares of the Company’s common stock at $0.90. The note bore interest at 10% per annum, contained a commitment fee of 7.5%, and had the same repayment terms as above.  The warrants were valued at $3,093 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 118.7%, risk free interest rate of 0.67% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

Between October 6 and 9, 2015, the Company entered into agreements with four stockholders that included notes payable in the aggregate amount of $150,000, and two-year warrants to purchase 75,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $13,106 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 132.9% to 133.2%, risk free interest rate of 0.61% to 0.65% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On October 15, 2015, the Company entered into an agreement with a stockholder that included a note payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90. The note bore interest at 10% per annum, contained a commitment fee of 7.5%, and had the same repayment terms as above.  The warrants were valued at $7,262 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.0%, risk free interest rate of 0.61% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On November 19, 2015, the Company entered into an agreement with the Chairman of the Board (who is also a stockholder) that included a note payable in the amount of $20,000, and two-year warrants to purchase 4,000 shares of the Company’s common stock at $0.90. The note bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $664 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.91% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.

On December 1, 2015, the Company entered into an agreement with a stockholder that included a note payable in the amount of $16,000, and two-year warrants to purchase 3,200 shares of the Company’s common stock at $0.90. The note bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $416 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.91% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On December 8, 2015, the Company entered into an agreement with its Chairman of the Board (who is also a stockholder) that included a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90. The note bore interest at 10% per annum, contained a commitment fee of 7.5%, and had the same repayment terms as above.  The warrants were valued at $2,348 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 133.6%, risk free interest rate of 0.94% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On December 28 and 29, 2015, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $65,000, and two-year warrants to purchase 13,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $964 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 134.8% to 134.9%, risk free interest rate of 1.05% to 1.09% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On January 15 and 19, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $775 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.7% to 135.8%, risk free interest rate of 0.85% to 0.88% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On January 29 and February 3, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $90,000, and two-year warrants to purchase 18,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $1,321 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.5% to 135.6%, risk free interest rate of 0.72% to 0.76% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On February 23, 2016, the Company entered into agreements with three stockholders that included notes payable in the aggregate amount of $26,000, and two-year warrants to purchase 5,200 shares of the Company’s common stock at $0.90 per share.  The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $345 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.4% to 135.9%, risk free interest rate of 0.71% to 0.78% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 2, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $5,000, and two-year warrants to purchase 1,000 shares of the Company’s common stock at $0.90 per share. The note bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $58 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 137.9%, risk free interest rate of 0.85% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 4, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $100,100, and two-year warrants to purchase 20,020 shares of the Company’s common stock at $0.90 per share. The note bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $1,178 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 138.3%, risk free interest rate of 0.88% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 15, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90 per share.  The note bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $2,682 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 139.3%, risk free interest rate of 0.98% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 18, 2016, the Company entered into an agreement with two stockholders that included a note payable in the amount of $20,000 and two-year warrants to purchase 4,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $112 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.9% to 149.2%, risk free interest rate of 0.75% to 0.80 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 20, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $5,000 and two-year warrants to purchase 1,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $27 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 149.2%, risk free interest rate of 0.80 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 25, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $50,000 and two-year warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $308 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 151.5%, risk free interest rate of 0.77 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On June 1, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $50,000 and two-year warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $665 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 182.6%, risk free interest rate of 0.91 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On June 9, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $50,000 and two-year warrants to purchase 10,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $1,067 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 183.1%, risk free interest rate of 0.77 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

The 7.5% commitment fees, amounting to $54,405, on the Notes Payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes. The same amount was included in accrued interest until the liability is paid.

All of the above notes payable, accrued interest and commitment fees were exchanged for 10% Secured Promissory Notes on August 26, 2016 (See Note 5).

On December 29, 2016, the Company issued a $67,500 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement.  The Investor received a five year Warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.90 per share.  The note bears interest at a rate of ten percent (10%) per annum and matures one month after the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.  The warrants were valued at $29,139, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.2%, risk free interest rate of 1.96% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

The notes payable are recorded as a current liability in the amount of $38,361 as of December 31, 2016.  Interest accrued on the outstanding notes payable during the years ended December 31, 2016 and 2015 was $0 and $81,831.  The note has been extended until April 29, 2017 and the Company has paid $15,000 against the principal and interest subsequent to December 31, 2016.

NOTE 7 – 3.5% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 (the “New Secured Notes”) to certain accredited investors (the “Investors”),  The aggregate consideration provided in the New Secured Note Offering consisted of $300,000 in cash and the exchange of $300,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 6, 2017 (the “Prior Secured Notes”) for New Secured Notes.

In September 2016, the Company issued $820,200 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration provided consisted of $510,100 in cash and the exchange of $310,100 outstanding principal amount of 10% Secured Convertible Promissory Notes.

In November 2016, the Company issued $450,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration provided consisted of $350,000 in cash and the exchange of $100,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

In December 2016, the Company issued $199,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration provided consisted of $100,000 in cash and the exchange of $99,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

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

The New Secured Notes are recorded as a long-term liability in the amount of $2,069,200 as of December 31, 2016.  Interest accrued on the New Secured Notes was $19,833 and $0 as of December 31, 2016 and December 31, 2015.  Interest expense related to these notes payable was $19,833 and $0 for the years ended December 31, 2016.

NOTE 8 - INCOME TAXES

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

At December 31, 2016, the Company has a net operating loss (“NOL”) that approximates $59 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2016	2015
Current	$(1,655,000)	$(2,714,000)
Deferred	(322,000)	(402,000)
Change in valuation allowance	1,977,000	3,116,000

	$-	$-

The following is a reconciliation of the tax derived by applying the U.S. Federal Statutory Rate of 35% to the earnings before income taxes and comparing that to the recorded tax provisions:

	December 31, 2016		December 31, 2015
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(1,689,000)	(35)	$(2,681,000)	(35)
State tax, net of federal tax effect	(289,000)	(6)	(460,000)	(6)
Non-deductible share-based compensation	-	(0)	-	(0)
Non-deductible other expenses	1,000	-	25,000	-
Change in valuation allowance	1,977,000	41	3,116,000	41

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2016 and 2015 deferred tax assets, liabilities and related valuation allowances are as follows:

	December 31,
	2016	2015

Deferred tax asset for NOL carryforwards	$(24,084,000)	$(22,428,000)
Deferred tax asset for stock based compensation	(2,560,000)	(2,239,000)
Valuation allowance	26,644,000	24,667,000

Net	$-	$-

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at December 31, 2016. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2016. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Because the Series B Preferred Stock can be converted at any time, the embedded derivative is classified as a current liability.

The Warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series B Preferred Stock.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of December 31, 2016, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2016, the value of the cumulative 8% dividends for all preferred stock was $2,877,424. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

Extension and Revaluation of Options and Warrants

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

On January 25, 2016, the Board of Directors approved amendments extending the term of outstanding warrants to purchase in the aggregate 24,372,838 shares of common stock of the Company at exercise prices ranging from $0.01 per share to $3.00 per share.  These warrants were scheduled to expire at various dates during 2016 and were each extended for an additional one year period from the applicable current expiration date, with the new expiration dates ranging from January 26, 2017 to December 28, 2017.  The increase in fair value of this term extension was $1,305,411 which was expensed during the three months ended March 31, 2016. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended warrants: no dividend yield, expected volatility of 161.3%, risk free interest rate of 0.47%, and expected warrant life of 1.27 years.

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

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was an increase in fair value of $6,247 during the year ended December 31, 2016 and a decrease in fair value of $86,663 during the year ended December 31, 2015. For the year ended December 31, 2016, the Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 177.2%, risk free interest rate of 1.93% to and expected life of 4.4 years.

Issuance of Restricted Shares
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

On November 16, 2015, the Company agreed to issue 500,000 shares of restricted stock to the former chief executive officer (“CEO”), of which half vested immediately and the other half vest on the one year anniversary of the original grant.  The shares were valued at the closing stock price on the date of issuance which was $0.33, valuing the shares at $165,000, fair value, which are being expensed over the vesting term.  The former CEO resigned on April 9, 2016.  The remaining value of the former CEO’s RSAs included in deferred compensation in the amount of $72,188 was reclassified to additional paid in capital upon her resignation and the Company reversed expense related to unvested restricted shares that were previously expensed as of December 31, 2015 in the amount of $10,312 upon her departure.

The RSAs granted in April 2016 to the new CEO were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized.  For the years ended December 31, 2016 and 2015, $45,833 and $0 was expensed.

NOTE 11 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2016, options to purchase 9,188,333 shares of common stock have been issued and are unexercised, and 3,961,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2016, under the 2013 Plan grants of restricted stock and options to purchase 2,376,666 shares of common stock have been issued and are unvested or unexercised, and 2,623,334 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2016 and 2015:

	2016	2015

Risk Free Interest Rate	1.19%	1.52%
Expected Volatility	136%	108%
Expected Life (in years)	4.5	5.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.10	$0.23

The following table summarizes the activities for our stock options for the years ended December 31, 2016 and 2015:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2014	16,670,827	$0.78	2.1	$1,225

Granted	4,075,000	0.48

Cancelled/forfeited/expired	(11,923,327)	0.68

Balance December 31, 2015	8,822,500	$0.76	2.6	-

Granted	4,725,000	0.80		-

Cancelled/forfeited/expired	(2,152,501)	(0.79)		-

Balance December 31, 2016	11,394,999	$0.77	2.3	$179

Exercisable at December 31, 2016	7,213,329	$0.78	1.3	$137

Exercisable at December 31, 2016 and expected to
vest thereafter	11,394,999	$0.77	2.3	$179

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.32 for Company’s common stock on December 31, 2016.

During the years ended December 31, 2016 and 2015, the weighted average fair value of stock options granted during the year was $0.09 and $0.24.  The fair value of stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the years ended December 31, 2016 and 2015, the Company expensed $436,127 and $341,585 relative to the fair value of stock options granted.

As of December 31, 2016, there was $319,803 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2016 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for our unvested options for the year ended December 31, 2016:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2015	3,412,512	$0.27

Granted	4,725,000	0.09

Vested	(2,534,171)	(0.20)

Cancelled/forfeited/expired	(1,421,671)	(0.24)

Balance December 31, 2016	4,181,670	$0.12

The following table summarizes the activities for our warrants for the years ended December 31, 2016 and 2015:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(1)

Balance December 31, 2014	26,631,410	$1.01

Granted	250,200	$0.90
Expired	(515,714)	(0.50)

Balance December 31, 2015	26,365,896	$1.02	0.4	$160

Granted	231,700	$0.90
Expired	(1,242,858)	$(0.10)

	25,354,738	$1.07	0.4	$23
Balance December 31, 2016
	25,354,738	$1.07	0.4	$23
Exercisable at December 31, 2016

Exercisable at December 31, 2016 and expected to vest thereafter	25,354,738	$1.07	0.4	$23

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.32 for our common stock on December 31, 2016.

All warrants were vested on the date of grant.

NOTE 12 - OPERATING LEASES

For the years ended December 31, 2016 and 2015, total rent expense under leases amounted to $13,060 and $287,506.  At December 31, 2016, the Company was not obligated under non-cancelable operating lease arrangements for property.

NOTE 13 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016 and 2015, the certified public accounting firm owned by the current Chief Financial Officer billed $3,200 and $30,063 for accounting services of which was all paid as of December 31, 2016.

On December 8, 2015, the Company entered into an agreement with its former Chairman of the Board that includes a note payable in the amount of $100,100, and two-year warrants to purchase 20,000 shares of the Company’s common stock at $0.90 (see Note 6).

During November and December 2015, the former Chairman of the Board paid expenses totalling $45,008 on behalf of the Company, which were included in accounts payable and outstanding at December 31, 2015.  During the year ended December 31, 2016, the former Chairman of the Board incurred an additional $98,785 of additional expenses on behalf of the Company.  The total amount of $143,793 in accounts payable was converted into the same value of 10% Secured Convertible Notes (see Note 6).

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $12,500 per month, plus expenses.  As of December 31, 2016, the Company has paid $106,204 to the consulting company.

The Company has entered into a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month, plus expenses.  As of December 31, 2016, the Company has paid $38,570 to this consultant.

The Company has entered into a consulting agreement with the brother of the Chief Executive Officer, at a cost of $500 per week.  As of December 31, 2016, the Company has paid $7,500 and owed the consultant $1,500, which is included in accounts payable – related parties.

NOTE 14 – SUBSEQUENT EVENTS

In January 2017, the Company issued $50,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to accredited investors.

Also in January 2017, the Company issued a promissory note in the amount of $200,000 bearing interest at 10% per annum and maturing on March 6, 2017, along with warrants to purchase 200,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  The term of the promissory note has been extended to April 20, 2017.  Additionally, the note holder has the right to convert his loan into the Company’s 3.5% Secured Convertible Promissory Notes and if the conversion is made, the note holder will receive another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years.

In February 2017, the Company issued $350,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes to accredited investors.

In March 2017, the Company issued $100,000 principal amount of its 3.5% Secured Convertible Promissory Notes to an accredited investor.

In March 2017, the Company issued $25,000 aggregate principal amount of notes payable, which do not bear interest and are due April 30, 2017.