Form 10-Q
period 2017-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2017-05-15
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-53944

REGO PAYMENT ARCHITECTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

265 Sunrise Boulevard Palm Beach, Florida	33480
(Address of Principal Executive Offices)	(Zip Code)

(561)220-0408
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,017,626 shares of common stock outstanding at May 15, 2017.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part II – Item 1A of this filing, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.
Condensed Balance Sheets
March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,449	$52,719

TOTAL CURRENT ASSETS	4,449	52,719

PROPERTY AND EQUIPMENT
Computer equipment	10,748	10,748
Furniture and fixtures	15,722	15,722
	26,470	26,470
Less: accumulated depreciation	(19,930)	(18,473)
	6,540	7,997

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $142,342 and $133,130	543,361	552,573
	543,361	552,573

TOTAL ASSETS	$554,350	$613,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,463,654	$2,047,012
Accounts payable and accrued expenses - related parties	62,865	59,323
Loans payable	25,000	-
Preferred stock dividend liability	3,145,704	2,877,424
10% Secured convertible notes payable - stockholders	4,060,264	4,260,264
Notes payable, net of discount of $0 and $29,139	256,700	38,361

TOTAL CURRENT LIABILITIES	10,014,187	9,282,384

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	2,769,200	2,069,200

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 108,600 shares
issued and outstanding at March 31, 2017 and December 31, 2016	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2017 and December 31, 2016	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2017 and December 31, 2016	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 shares issued and outstanding at March 31, 2017
and December 31, 2016	11,802	11,802

Additional paid in capital	56,076,767	55,955,114

Deferred compensation	(2,292)	(9,167)

Accumulated deficit	(68,315,328)	(66,696,058)

STOCKHOLDERS' DEFICIT	(12,229,037)	(10,738,295)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$554,350	$613,289

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Operations
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	For the Three Months Ended
	Ended March 31,
	2017	2016

SALES	$-	$1,025

OPERATING EXPENSES
Sales and marketing	206,918	35,103
Product development	446,711	247,573
Integration and customer support	-	34,238
General and administrative	507,793	1,718,228
Total operating expenses	1,161,422	2,035,142

NET OPERATING LOSS	(1,161,422)	(2,034,117)

OTHER INCOME (EXPENSE)
Interest expense	(189,568)	(142,231)
Gain on disposition of fixed assets	-	7,403
	(189,568)	(134,828)

NET LOSS	(1,350,990)	(2,168,945)

Less: Accrued preferred dividends	(268,280)	(268,280)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,619,270)	$(2,437,225)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,767,626	117,517,626

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2017

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2016 (Audited)	108,600	$11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$(10,738,295)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	33,211	-	-	33,211
Fair value of options for services	-	-	-	-	-	-	-	-	88,442		-	88,442
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	6,875	-	6,875
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,280)	(268,280)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,350,990)	(1,350,990)

Balance, March 31, 2017 (Unaudited)	108,600	$11	28,378	$3	-	-	118,017,626	$11,802	$56,076,767	$(2,292)	$(68,315,328)	$(12,229,037)

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,350,990)	$(2,168,945)
Adjustments to reconcile net loss to net cash:
used in operating activities
Provision for bad debts	-	360
Fair value of options issued in exchange for services	88,442	69,407
Fair value of common stock issued in exchange for services	6,875	20,625
Revaluation of options and warrants	-	1,305,411
Accretion of discount on notes payable	62,349	38,670
Depreciation and amortization	10,669	11,467
(Gain) Loss on abandonment of patents and disposal of fixed assets	-	(7,403)
Decrease in assets
Prepaid expenses	-	55,500
Deposits	-	31,800
Increase in liabilities
Accounts payable and accrued expenses	420,185	193,770

Net cash used in operating activities	(762,470)	(449,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable - stockholders	(10,800)	-
Proceeds from loans payable	25,000	-
Proceeds from convertible notes payable - stockholders	500,000	-
Proceeds from notes payable - stockholders	200,000	483,500

Net cash provided by financing activities	714,200	483,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(48,270)	34,162

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,719	16,646

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,449	$50,808

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$-	$55,000

Accrued preferred dividend	$268,280	$268,280

Fair value of warrants issued as discount for note payable	$33,210	$6,359

Accrued interest as discount on notes payable	$-	$22,508

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Notes to the Condensed Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (formerly Virtual Piggy, Inc.) (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, the Company changed its name from Virtual Piggy, Inc to Rego Payment Architectures, Inc.

The Company is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary. The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

Management believes that building on its COPPA advantage that the future of the Company will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its OINK.com brand.  The Company intends to license, in each alternative field of use, the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Revenues generated from this system are contemplated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

In addition, the Company is analyzing specific components of the technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm. The new architecture lends itself to provide closed network capability that allows B2B transactions outside of the traditional payment processing interchange services.  This reduces the cost of transacting between businesses.  Businesses that join the B2B will be able to perform instant settlements of transactions at lower fees than traditional services.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment award transactions, including: (1) income tax consequences; (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows.  For public companies, the amendments in the ASU are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This pronouncement had no impact on the financial statements since any excess tax benefits were fully offset by the valuation allowance and not recognized for financial statement purposes.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

As of May 15, 2017, the Company has a cash position of approximately $23,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2017.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTIES

As of March 31, 2017, the Company owes the Chief Executive Officer a total of $40,006, including unpaid payroll of $36,677 and expenses of $3,329.

As of March 31, 2017, the Company also owes the Chief Financial Officer $14,664 in unpaid salary.

Additionally, the Company owes the Secretary $4,000 in unpaid salary.

 The Company also owes a company owned by a beneficial owner of more than 5% of the Company $4,195, for fees and expenses.

NOTE 4 – LOANS PAYABLE

During the three months ended March 31, 2017, the Company received loans in the amount of $25,000 with no formal repayment terms and no interest.

NOTE 5 – 10% SECURED STOCKHOLDERS CONVERTIBLE NOTES PAYABLE

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the notes were extended to March 2018 with the consent of the Note holders.

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

On February 8, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance (see Note 7).

The Notes are recorded as a current liability as of March 31, 2017 and December 31, 2016 in the amount of $4,060,264 and $4,260,264.  Interest accrued on the Notes was $678,392 and $575,022 as of March 31, 2017 and December 31, 2016.  Interest expense related to these Notes payable was $103,370 and $73,299 for the three months ended March 31, 2017 and 2016.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

On January 15 and 19, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and the principal balance are payable upon the earlier of:

a.	The 6 month anniversary of the note payable.
b.	The Company closing a specific joint venture agreement; or
c.	The Company completing an additional $1 million minimum financing pursuant to its offering of 10% Secured Convertible Promissory Notes.

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

Interest expense, including accretion of discounts, related to these notes payable was $68,932 for the three months ended March 31, 2016.

All of the above notes payable, accrued interest and commitment fees were exchanged for 10% Secured Promissory Notes on August 26, 2016 (See Note 5).

On January 20, 2017, the Company issued a promissory note in the amount of $200,000 bearing interest at 10% per annum and maturing on March 6, 2017, along with warrants to purchase 200,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  This promissory note was converted into the Company’s 3.5% Secured Convertible Promissory Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years, on May 3, 2017.   The warrants were valued at $53,158 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $41,996 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

The value of a previous discount to notes payable was adjusted in the current period as a reduction in additional paid in capital in the amount of $8,785.

The notes payable are recorded as a current liability as of March 31, 2017 and December 31, 2016 in the amount of $256,700 and $38,361.  Interest accrued on the notes as of March 31, 2017 and December 31, 2016 was $5,537 and $0.  Interest expense, including accretion of discounts, related to these notes payable was $67,886 and $0 for the three months ended March 31, 2017 and 2016.

NOTE 7 – 3.5% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 (the “New Secured Notes”) to certain accredited investors (the “Investors”).  The aggregate consideration provided in the New Secured Note Offering consisted of $300,000 in cash and the exchange of $300,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 2018 (the “Prior Secured Notes”) for New Secured Notes.

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

In January 2017, the Company issued $50,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In February 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 5).

Also in February 2017, the Company issued an additional $150,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In March 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

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

The New Secured Notes are recorded as a long-term liability in the amount of $2,769,200 and $2,069,200 as of March 31, 2017 and December 31, 2016.  Interest accrued on the New Secured Notes was $38,145 and $19,833 as of March 31, 2017 and December 31, 2016.  Interest expense related to these notes payable was $18,312 and $0 for the three months ended March 31, 2017 and 2016.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2017, and there was no accrual for uncertain tax positions as of March 31, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at March 31, 2017. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at March 31, 2017. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of March 31, 2017, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of March 31, 2017, the value of the cumulative 8% dividends for all preferred stock was $3,145,704.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

The RSAs granted in April 2016 to the new CEO were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized.  For the three months ended March 31, 2017 and 2016, $6,875 and $20,625 was expensed.

Warrant Amendments

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2017, options to purchase 6,388,333 shares of common stock have been issued and are unexercised, and 6,761,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2017, under the 2013 Plan grants of restricted stock and options to purchase 2,076,666 shares of common stock have been issued and are unvested or unexercised, and 2,473,333 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the three months ended March 31, 2017:

Risk Free Interest Rate	1.54%
Expected Volatility	177%
Expected Life (in years)	3.5
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.26

The following table summarizes the activities for our stock options for the three months ended March 31, 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2016	11,394,999	$0.77	2.3	$179

Granted	200,000	0.90

Cancelled/forfeited/expired	(2,850,000)	(0.65)

Balance March 31, 2017	8,744,999	$0.81	2.7	$246

Exercisable at March 31, 2017	4,569,995	$0.86	1.8	$177

Exercisable at March 31, 2017 and expected to
vest thereafter	4,569,995	$0.86	1.8	$177

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.35 for our common stock on March 31, 2017.

For the three months ended March 31, 2017 and 2016, the Company expensed $88,442 and $69,407 with respect to the options.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain stock options with consultants and determined that there was an aggregate increase in fair value of $1,880 as of March 31, 2017.

As of March 31, 2017, there was $287,130 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at March 31, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
		Date Fair
	Number of	Value
	Shares	(in 000's) (1)
Balance December 31, 2016	4,181,670	$0.12

Granted	200,000	0.26

Vested	(206,666)	(0.31)

Balance March 31, 2017	4,175,004	$0.11

The following table summarizes the activities for our warrants for the three months ended March 31, 2017:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2016	25,354,738	$1.07	0.4	$23

Granted	200,000	0.90
Expired	(10,399,395)	(0.99)

Balance March 31, 2017	15,155,343	$1.12	0.3	$25

Exercisable at March 31, 2017	15,155,343	$1.12	0.3	$25

Exercisable at March 31, 2017 and expected to
vest thereafter	15,155,343	$1.12	0.3	$25

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.35 for our common stock on March 31, 2017.

 All warrants were vested on the date of grant.

NOTE 12 – OPERATING LEASES

For the three months ended March 31, 2017 and 2016, total rent expense under leases amounted to $34,950 and $7,998. As of March 31, 2017, the Company was is obligated to pay $4,852 per month through August 31, 2017 for its Palm Beach Florida office space.  The Company also has a month to month lease in California for its development team office in the amount of $770 per month.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $12,500 per month.  As of March 31, 2017, the Company has paid $55,811 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  As of March 31, 2017, the Company has paid $15,000 to this consultant.

The Company has entered into a consulting agreement with the brother of the Chief Executive Officer, at a cost of $500 per week.  As of March 31, 2017, the Company has paid $1,500.

As of March 31, 2017, a Board member has loaned the Company $15,000 with no formal repayment terms.

NOTE 14 – SUBSEQUENT EVENTS

In April 2017, the Company issued $600,000 principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration provided in the New Secured Note Offering consisted of $400,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 2018 for New Secured Notes.

On April 13, 2017, the Company entered into an employment agreement with its Head of Strategy, whereby the employee received a salary of $180,000 and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.90, vesting over two years and expiring in five years.

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

On December 3, 2015, the Company incorporated a newly-formed wholly-owned Subsidiary, Finity, Inc.  On December 11, 2015, the Company filed a Statement of Correction with the Pennsylvania Department of State, to change the name of Finity, Inc. to Finitii, Inc.  The purpose of Finitii, Inc. was to teach children financial responsibility as a not for profit organization.  On November 29, 2016, Finitii, Inc. was dissolved, without having any operations since inception.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended March 31, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2017 and 2016, we generated sales of $ 0 and $1,025.  For the three months ended March 31, 2017 and 2016, we had a net loss of $1,350,990 and $2,168,945.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2017 were $206,918 as compared to $35,103 for the three months ended March 31, 2016, an increase of $171,815. The Company conducted market analysis studies during the three months ended March 31, 2017, related to the enhancements to the Company’s platform.

Product Development

Product development expenses were $446,711 and $247,573 for the three months ended March 31, 2017 and 2016, an increase of $199,138. The increase is related to the continuing development of enhancements to the Company’s platform.

Integration and Customer Support

Integration and customer support expenses decreased $34,238 to $0 for the three months ended March 31, 2017 from $34,238 for the three months ended March 31, 2016. The decrease was the result of the Company discontinuing its prepaid card business in 2016, thus eliminating customer support.

General and Administrative Expenses

General and administrative expenses decreased $1,210,433 to $507,795 for the three months ended March 31, 2017 from $1,718,228 for the three months ended March 31, 2016. The decrease resulted from the revaluation of warrants for the three months ended March 31, 2016 and the reduction of administrative staff in 2017 through cost containment measures.

Interest Expense

During the three months ended March 31, 2017, the Company incurred interest expense of $189,568 as compared to $142,231 for the three months ended March 31, 2016, an increase of $47,337. The increase in interest expense relates to the increased amount of debt that the Company has undertaken in order to continue operations.

Liquidity and Capital Resources

As of May 15, 2017, we had cash on hand of approximately $23,000.

Net cash used in operating activities increased $313,132 to $762,470 for the three months ended March 31, 2017 as compared to $449,338 for the three months ended March 31, 2016.  The increase resulted primarily from a decline in the net loss from operations as explained previously, more than offset by an increase in accounts payable and accrued expenses, and the lack of a revaluation of options and warrants during the 2017 period.

Net cash provided by financing activities increased by $230,700 to $714,200 for the three months ended March 31, 2017 from $483,500 for the three months ended March 31, 2016.  Cash provided by financing activities during the three months ended March 31, 2017, consisted of notes payable to provide capital to continue operations.

Subsequent to March 31, 2017, the Company raised gross proceeds of $400,000 through the issuance of notes payable.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the platform is expected in the third quarter of 2017, however, we do not project that significant revenue will be developed until later in 2017. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond May 2017.

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

 Off-Balance Sheet Arrangements

As of March 31, 2017, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2016. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments from the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Quarterly Report on Form 10-Q before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, have yet to begin generating significant revenue, will require additional capital, and our auditors have raised substantial doubt about our ability to continue as a going concern.

We have experienced net losses in each fiscal quarter since our inception and as of December 31, 2016, have an accumulated deficit of approximately $66.7 million.  We incurred net losses to common shareholders of approximately $5.9 million during the year ended December 31, 2016 and approximately $8.7 million during the year ended December 31, 2015.  At May 15, 2017 we had a cash position of $23,000.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2016 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

We are essentially a start-up company with an unproven business model which makes it difficult to evaluate our current business and future prospects.

We are essentially a start-up company introducing new services and technologies.  We are completing the development part of our enhanced Platform, however, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution Platform to financial institutions and merchants.  However, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may continue to be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

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

Our Platform is intended to provide a unique solution to certain financial institutions, website operators and online merchants.  As we do not believe any provider is currently offering such a solution, it is very difficult for us to predict the level of demand and market acceptance of our Platform by consumers or online retailers.  As regulations, consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will value some or all of the key features which we intend to incorporate into the Platform. The failure of the marketplace to deem our features desirable may discourage use of our Platform and limit our ability to generate any meaningful revenues or profits which would have a material adverse effect on our business, operating results, and financial condition.

Fluctuations in demand for our Platform may have a material adverse effect on our business, operating results and financial condition.

We are subject to fluctuations in demand for our Platform due to a variety of factors, including general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S., competition; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries.

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

The Platform may contain programming errors or flaws, which may become apparent only after sustained use in the market.   In addition, the Platform was developed using programs and engines developed by and/or licensed from third party vendors, which may include programming errors or flaws over which we have no control.  If our users or partners have a negative experience with the Platform, related to or caused by undetected programming errors or flaws, they may be less inclined to continue or resume use of the Platform or recommend the Platform to other potential users. Undetected programming errors in the Platform can also cause our users or partners to cease using the Platform or delay market acceptance of the Platform, either of which could materially and adversely affect our business, financial condition and results of operations.

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

In order to execute our business plan, we will be dependent upon John Coyne, our Chairman of the Board and Chief Executive Officer, as well as other key development personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

We have made patent applications with the United States Patent and Trademark Office related to our Platform, which we rely on for protection to our technology.  We also rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of complete patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

We may be subject to credit card transaction fraud

Our business model depends upon the processing of credit cards and may include the sale of gift cards.  In cases where we are the merchant of record on a gift card sale, we could be held financially responsible for the value of gift cards which are purchased using a fraudulent or stolen credit card. While we use software and safeguards to ensure that credit cards we accept are valid, there can be no assurance that credit card fraud will not occur.  In addition, in the case of transactions where our merchant is in the United States and is the merchant of record, we are not generally responsible for credit card fraud.  However, given that our business is dependent on the successful processing of credit cards and payment solutions, fraudulent processing could have an adverse effect on our merchant relationships and could result in liability.  Additionally, other countries have varying rules on who the responsible party would be in certain variations of credit card or other payment fraud.  While we are researching such international policies and rules and are implementing safeguards to minimize risk, there can be no assurance that we will not incur liability relating to credit card or other payment fraud.

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

We may not be able to qualify to have our common stock listed on a national stock exchange

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2016 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock and Series B Cumulative Convertible Preferred Stock, and the authorized but unissued shares of Series C Cumulative Convertible Preferred Stock, grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights (including liquidation multiples) that are superior to those held by the holders of our common stock.  In addition, upon the issuance or deemed issuance of additional shares of common stock in the future for a price below the applicable preferred stock conversion price (currently $0.90 per share), the conversion price of the Series A and Series B Cumulative Convertible Preferred Stock will be lowered based on a weighted average formula, and the conversion price of the Series C Cumulative Convertible Preferred Stock will be lowered based on a full-ratchet formula for twelve months from the original authorization date and pursuant to a weighted average formula thereafter, all of which will have the effect of immediately diluting the holders of our common stock.

Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock and would have a dilutive effect upon our shareholders.

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2017, options and warrants for the purchase of 23,900,342 shares of our common stock were outstanding and 13,697,800 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and promissory notes convertible into Series B and Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

We intend to raise additional funds in the future through issuances of securities and such additional funding may be dilutive to shareholders or impose operational restrictions.

We intend to raise additional capital in the future to help fund our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our shareholders, and debt financing, if available, may involve the pledge of security interests in our assets, and restrictive covenants, which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

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

We are required to remain current in our filings with the SEC in order for our shares of common stock to continue to be eligible for quotation on the OTC QB. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our common stock will be terminated following a 30 day grace period if we do not make our required filing during that time.  In such event purchasers of our common stock may find it difficult to sell their common stock.

If we issue shares of preferred stock with superior rights to the shares of common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have issued 136,978 shares of preferred stock (consisting of 108,600 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 150,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,863,022 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

We may require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only 57.4 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements or in the extreme case, liquidate the Company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017, the Company received loans in the amount of $25,000 with no formal repayments terms and no interest.

On February 8, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance.

On January 20, 2017, the Company issued a promissory note in the amount of $200,000 bearing interest at 10% per annum and maturing on March 6, 2017, along with warrants to purchase 200,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  This promissory note was converted into the Company’s 3.5% Secured Convertible Promissory Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years, on May 3, 2017.

In April 2017, the Company issued $600,000 principal amount of its New Secured Notes to certain accredited investors.

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

REGO PAYMENT ARCHITECTURES, INC.

	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 15, 2017