Form 10-Q
period 2017-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2017-08-11
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,017,626 shares of common stock outstanding at August 11, 2017.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part II – Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

 ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.
Condensed Balance Sheets
June 30, 2017 and December 31, 2016
	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$47,122	$52,719
Prepaid expenses	25,000	-

TOTAL CURRENT ASSETS	72,122	52,719

PROPERTY AND EQUIPMENT
Computer equipment	10,748	10,748
Furniture and fixtures	25,110	15,722
	35,858	26,470
Less: accumulated depreciation	(21,637)	(18,473)
	14,221	7,997

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $151,553 and $133,130	534,149	552,573
	534,149	552,573

TOTAL ASSETS	$620,492	$613,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,653,677	$2,047,012
Accounts payable and accrued expenses - related parties	92,382	59,323
Loans payable	29,000	-
Preferred stock dividend liability	3,413,984	2,877,424
10% Secured convertible notes payable - stockholders	3,660,264	4,260,264
3.5% Secured convertible notes payable - stockholders, net of discount of $12,949	4,156,251	-
Notes payable, net of discount of $0 and $29,139	56,700	38,361

TOTAL CURRENT LIABILITIES	14,062,258	9,282,384

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	-	2,069,200

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 108,600 shares
issued and outstanding at June 30, 2017 and December 31, 2016	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2017 and December 31, 2016	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2017 and December 31, 2016	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 shares issued and outstanding at June 30, 2017
and December 31, 2016	11,802	11,802

Additional paid in capital	56,185,065	55,955,114

Deferred compensation	-	(9,167)

Accumulated deficit	(69,638,647)	(66,696,058)

STOCKHOLDERS' DEFICIT	(13,441,766)	(10,738,295)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$620,492	$613,289

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

SALES	$-	$12	$-	$1,037

OPERATING EXPENSES
Sales and marketing	19,657	(1,068)	226,575	34,035
Product development	305,215	168,566	751,926	416,139
Integration and customer support	-	36,337	-	70,575
General and administrative	604,090	359,885	1,111,883	2,078,113
Total operating expenses	928,962	563,720	2,090,384	2,598,862

NET OPERATING LOSS	(928,962)	(563,708)	(2,090,384)	(2,597,825)

OTHER INCOME (EXPENSE)
Interest expense	(126,076)	(134,347)	(315,644)	(276,578)
Other income	-	1,085	-	1,085
Gain on disposition of fixed assets	-	-	-	7,403
	(126,076)	(133,262)	(315,644)	(268,090)

NET LOSS	(1,055,038)	(696,970)	(2,406,028)	(2,865,915)

Less: Accrued preferred dividends	(268,280)	(268,281)	(536,561)	(536,561)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,323,318)	$(965,251)	$(2,942,589)	$(3,402,476)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,934,293	117,684,293	117,850,959	117,600,959

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Six Months Ended June 30, 2017

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2016 (Audited)	108,600	$11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$(10,738,295)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	48,218	-	-	48,218
Fair value of options for services	-	-	-	-	-	-	-	-	181,733		-	181,733
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,167	-	9,167
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(536,561)	(536,561)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,406,028)	(2,406,028)

Balance, June 30, 2017 (Unaudited)	108,600	$11	28,378	$3	-	-	118,017,626	$11,802	$56,185,065	$-	$(69,638,647)	$(13,441,766)

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)
	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,406,028)	$(2,865,915)
Adjustments to reconcile net loss to net cash:
used in operating activities
Provision for bad debts	-	360
Fair value of options issued in exchange for services	181,733	162,773
Fair value of common stock issued in exchange for services	9,167	21,771
Revaluation of options and warrants	-	1,305,411
Accretion of discount on notes payable	64,407	57,568
Depreciation and amortization	21,589	22,573
Gain on abandonment of patents and disposal of fixed assets	-	(7,403)
(Increase) Decrease in assets
Prepaid expenses	(25,000)	72,918
Deposits	-	31,800
Increase in liabilities
Accounts payable and accrued expenses	639,724	417,633

Net cash used in operating activities	(1,514,408)	(780,511)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,389)	-

Net cash used in investing activities	(9,389)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	59,000	9,000
Repayment of loans payable	(30,000)	-
Proceeds from convertible notes payable - stockholders	1,300,000	100,000
Proceeds from notes payable - stockholders	200,000	658,600
Repayment of notes payable - stockholders	(10,800)	-

Net cash provided by financing activities	1,518,200	767,600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,597)	(12,911)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,719	16,646

CASH AND CASH EQUIVALENTS - END OF PERIOD	$47,122	$3,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$-	$55,000
	-
Accrued preferred dividend	$536,560	$536,561

Fair value of warrants issued as discount for note payable	$48,218	$8,537

Accrued interest as discount on notes payable	$-	$22,508

Issuance of restricted common stock	$-	$55,000

Forfeited restricted stock	$-	$82,500

Exchange of 10% secured convertible notes payable for 3.5% secured convertible notes payable	$600,000	$-

Exchange of notes payable for 3.5% secured convertible notes payable	$200,000	$-

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Notes to the Condensed Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (the “Company”) was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, the Company changed its name from Virtual Piggy, Inc. to Rego Payment Architectures, Inc.

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

Management believes that building on its Children’s Online Privacy Protection Act (“COPPA”) advantage that the future of the Company will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its OINK.com brand.  The Company intends to license, in each alternative field of use, the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the company to reduce expenses while broadening its reach.

Revenues generated from this system are contemplated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

In addition, the Company is analyzing specific components of the technology for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm. The new architecture lends itself to provide closed network capability that allows B2B transactions outside of the traditional payment processing interchange services.  This reduces the cost of transacting between businesses.  Businesses that join the B2B platform will be able to perform instant settlements of transactions at lower fees than traditional services.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through 2017.

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

As of August 11, 2017, the Company has a cash position of approximately $10,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through August 31, 2017.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES RELATED PARTIES

As of June 30, 2017, the Company owes the Chief Executive Officer a total of $59,939, including unpaid payroll of $59,889 and expenses of $50.

As of June 30, 2017, the Company also owes the Chief Financial Officer $23,059 in unpaid salary.

Additionally as of June 30, 2017, the Company owes the Secretary $2,384 in unpaid salary.

 The Company also owes a company owned by a beneficial owner of more than 5% of the Company $7,000, for fees and expenses as of June 30, 2017.

NOTE 4 – LOANS PAYABLE

During the six months ended June 30, 2017, the Company received loans in the amount of $59,000 with no formal repayment terms and no interest.  The Company repaid $30,000 of these loans during the six months ended June 30, 2017.

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

On April 4, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance (see Note 7).

On June 1, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance (see Note 7).

The Notes are recorded as a current liability as of June 30, 2017 and December 31, 2016 in the amount of $3,660,264 and $4,260,264.  Interest accrued on the Notes was $773,488 and $575,022 as of June 30, 2017 and December 31, 2016.  Interest expense related to these Notes payable was $95,096 and $198,465 for the three and six months ended June 30, 2017 and $75,792 and $149,091 for the three and six months ended June 30, 2016.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

On January 15 and 19, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and the principal balance are payable upon the earlier of:

a.	The six month anniversary of the note payable.
b.	The Company closing a specific joint venture agreement; or
c.	The Company completing an additional $1 million minimum financing pursuant to its offering of 10% Secured Convertible Promissory Notes.

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

Interest expense, including accretion of discounts, related to these notes payable was $58,555 and $127,487 for the three and six months ended June 30, 2016.

All of the above notes payable, accrued interest and commitment fees were exchanged for 10% Secured Promissory Notes on August 26, 2016.

On January 20, 2017, the Company issued a promissory note in the amount of $200,000 bearing interest at 10% per annum and maturing on March 6, 2017, along with warrants to purchase 200,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  This promissory note was exchanged for the Company’s 3.5% Secured Convertible Promissory Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years, on May 3, 2017 (See Note 7).   The warrants were valued at $53,158 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $41,996 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

The value of a previous discount to notes payable was adjusted in the current period as a reduction in additional paid in capital in the amount of $8,785.

The notes payable are recorded as a current liability as of June 30, 2017 and December 31, 2016 in the amount of $56,700 and $38,361.  Interest accrued on the notes as of June 30, 2017 and December 31, 2016 was $3,403 and $0.  Interest expense, including accretion of discounts, related to these notes payable was $1,701 and $3,403 for the three and six months ended June 30, 2017 and $0 for the three and six months ended June 30, 2016.

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

In April 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 5).

Also in April 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

On May 3, 2017, the 10% promissory note in the amount of $200,000 issued on January 20, 2017 was exchanged for the Company’s 3.5% Secured Convertible Promissory Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years (See Note 6).   These warrants were valued at $15,007 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $15,007 in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

In June 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 5).

Also in June 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

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

The New Secured Notes are recorded as a short-term liability in the amount of $4,156,251, net of discount of $12,949 and $2,069,200 as of June 30, 2017 and December 31, 2016.  Interest accrued on the New Secured Notes was $69,202 and $19,833 as of June 30, 2017 and December 31, 2016.  Interest expense related to these notes payable was $27,221 and $49,369 for the three and six months ended June 30, 2017 and $0 for the three and six months ended June 30, 2016.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2017, and there was no accrual for uncertain tax positions as of June 30, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014 and $0 at June 30, 2017. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at June 30, 2017. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of June 30, 2017, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of June 30, 2017, the value of the cumulative 8% dividends for all preferred stock was $3,413,984.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

The RSAs granted in April 2016 to the new CEO were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is fully amortized as of June 30, 2017.  For the three and six months ended June 30, 2017, $2,292 and $9,167 was expensed.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2017, options to purchase 7,278,333 shares of common stock have been issued and are unexercised, and 5,871,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2017, under the 2013 Plan grants of restricted stock and options to purchase 2,526,667 shares of common stock have been issued and are unvested or unexercised, and 2,473,333 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the six months ended June 30, 2017:

Risk Free Interest Rate	1.8%
Expected Volatility	144.2%
Expected Life (in years)	4.75
Dividend Yield	0%
Weighted average estimated fair value of options
during the period	$0.27

The following table summarizes the activities for our stock options for the six months ended June 30, 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2016	11,394,999	$0.77	2.3	$179

Granted	1,200,000	0.90

Cancelled/forfeited/expired	(2,960,000)	(0.70)

Balance June 30, 2017	9,634,999	$0.80	2.7	$52

Exercisable at June 30, 2017	4,531,663	$0.82	1.5	$51

Exercisable at June 30, 2017 and expected to
vest thereafter	4,531,663	$0.82	1.5	$51

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.22 for the Company’s common stock on June 30, 2017.

For the three and six months ended June 30, 2017, the Company expensed $93,292 and $181,733 with respect to options.  For the three and six months ended June 30, 2016, the Company expensed $93,366 and $162,773 with respect to the options.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain stock options with consultants and determined that there was an aggregate decrease in fair value of $8,719 as of June 30, 2017.

As of June 30, 2017, there was $464,584 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.1 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at June 30, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
		Date Fair
	Number of	Value
	Shares	(in 000's) (1)
Balance December 31, 2016	4,181,670	$0.12

Granted	1,200,000	0.27

Vested	(278,334)	0.28

Balance June 30, 2017	5,103,336	$0.14

The following table summarizes the activities for our warrants for the six months ended June 30, 2017:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2016	25,354,738	$1.07	0.4	$23

Granted	300,000	0.90
Expired	(16,214,395)	(0.99)

Balance June 30, 2017	9,440,343	$1.19	0.3	$16

Exercisable at June 30, 2017	9,440,343	$1.19	0.3	$16

Exercisable at June 30, 2017 and expected to
vest thereafter	9,440,343	$1.19	0.3	$16

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.22 for the Company’s common stock on June 30, 2017.

All warrants were vested on the date of grant.

NOTE 12 – OPERATING LEASES

For the three and six months ended June 30, 2017, total rent expense under leases amounted to $43,725 and $78,675.  For the three and six months ended June 30, 2016, total rent expense under leases amounted to $3,417 and $11,417.  As of June 30, 2017, the Company is obligated to pay $4,852 per month through August 31, 2017 for its Palm Beach Florida office space, plus common area expenses.  The Company also has a month to month lease in California for its development team office in the amount of $770 per month.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the six months ended June 30, 2017, the Company has paid $96,946 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the six months ended June 30, 2017, the Company has paid $30,000 to this consultant.

The Company has entered into a consulting agreement with the brother of the Chief Executive Officer, at a cost of $500 per week.  For the six months ended June 30, 2017, the Company has paid $8,000.

As of June 30, 2017, a Board member has loaned the Company $29,000 with no formal repayment terms.

NOTE 14 – SUBSEQUENT EVENTS

In July 2017, the Company issued $50,000 principal amount of its New Secured Notes to certain accredited investors.

In August 2017, the Company issued $9,800 principal amount of loans payable, that are non-interest bearing and have no repayment terms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal office is located at 265 Sunrise Boulevard, Palm Beach, Florida  33480 and our telephone number is (561) 220-0408.

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

Within this partner-first model, the Company intends to incorporate licensing fees and customization services.  This should enable the Company to begin creating shareholder value above and beyond consumer transaction fees. As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended June 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2017 and 2016, we generated sales of $0 and $12.  For the three months ended June 30, 2017 and 2016, we had a net loss of $1,055,038 and $696,970.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2017 were $19,657 as compared to $(1,068) for the three months ended June 30, 2016, an increase of $20,725. The Company was finalizing market studies during the three months ended June 30, 2017, related to the enhancements to the Company’s technology platform, and therefore the expense increased compared to the same period in the prior year.

Product Development

Product development expenses were $305,215 and $168,566 for the three months ended June 30, 2017 and 2016, an increase of $136,647. The increase is related to the continuing development of enhancements to the Company’s technology platform.

Integration and Customer Support

Integration and customer support expenses decreased $36,337 to $0 for the three months ended June 30, 2017 from $36,337 for the three months ended June 30, 2016. The decrease was the result of the Company discontinuing its prepaid card business in 2016, thus eliminating customer support.

General and Administrative Expenses

General and administrative expenses increased $244,205 to $604,090 for the three months ended June 30, 2017 from $359,885 for the three months ended June 30, 2016. The increase resulted from hiring new employees and associated option expenses, the increase in the CEO’s salary, per his agreement, and other approximate increases in rent expense of $40,000, travel expenses related to raising capital of $45,000 and insurance of $26,000.

Interest Expense

During the three months ended June 30, 2017, the Company incurred interest expense of $126,076 as compared to $134,347 for the three months ended June 30, 2016, a decrease of $8,271. The decrease in interest expense relates to the Company restructuring 10% convertible notes to 3.5% convertible notes.

Results of Operations

Comparison of the Six Months Ended June 30, 2017 and 2016

The following discussion analyzes our results of operations for the six months ended June 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2017 and 2016, we generated sales of $ 0 and $1,037.  For the six months ended June 30, 2017 and 2016, we had a net loss of $2,406,028 and $2,865,915.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2017 were $226,575 as compared to $34,035 for the six months ended June 30, 2016, an increase of $192,540. The Company conducted market analysis studies during the six months ended June 30, 2017, related to the enhancements to the Company’s technology platform and had no such expense in the same period in the prior year.

Product Development

Product development expenses were $751,926 and $416,139 for the six months ended June 30, 2017 and 2016, an increase of $335,787. The increase is related to the continuing development of enhancements to the Company’s technology platform.

Integration and Customer Support

Integration and customer support expenses decreased $70,575 to $0 for the six months ended June 30, 2017 from $70,575 for the six months ended June 30, 2016. The decrease was the result of the Company discontinuing its prepaid card business in 2016, thus eliminating customer support.

General and Administrative Expenses

General and administrative expenses decreased $966,230 to $1,111,883 for the six months ended June 30, 2017 from $2,078,113 for the six months ended June 30, 2016. The decrease resulted from the revaluation of warrants during the six months ended June 30, 2016 and the reduction of administrative staff in 2017 through cost containment measures.

Interest Expense

During the six months ended June 30, 2017, the Company incurred interest expense of $315,644 as compared to $276,578 for the six months ended June 30, 2016, an increase of $39,066. The increase in interest expense relates to the increased amount of debt that the Company has undertaken in order to continue operations.

Liquidity and Capital Resources

As of August 11, 2017, we had cash on hand of approximately $10,000.

Net cash used in operating activities increased $733,897 to $1,514,408 for the six months ended June 30, 2017 as compared to $780,511 for the six months ended June 30, 2016.  The increase resulted primarily from a decline in the net loss from operations as explained previously, more than offset by an increase in accounts payable and accrued expenses, and the lack of a revaluation of options and warrants during the 2017 period.

Net cash used in investing activities increased $9,389 to $9,389 for the six months ended June 30, 2017 as compared to $0 for the six months ended June 30, 2016.  The Company purchased equipment during the six months ended June 30, 2017.

Net cash provided by financing activities increased by $750,600 to $1,518,200 for the six months ended June 30, 2017 from $767,600 for the six months ended June 30, 2016.  Cash provided by financing activities during the six months ended June 30, 2017, consisted of notes payable to provide capital to continue operations.

Subsequent to June 30, 2017, the Company raised gross proceeds of $59,800 through the issuance of notes payable.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the platform is expected in the third quarter of 2017, however, we do not project that significant revenue will be developed until later in 2017. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond August 2017.

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

 Off-Balance Sheet Arrangements

As of June 30, 2017, we do not have any off-balance sheet arrangements.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 605), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we have generally recognized revenue from our prior Oink product at the time of the sale of the associated goods.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2017, the Company issued $50,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In February 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

Also in February 2017, the Company issued an additional $150,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In March 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In April 2017, the Company issued $600,000 principal amount of its New Secured Notes to certain accredited investors.

In April 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

Also in April 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

On June 1, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance.

In June 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes.

Also in June 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

The foregoing issuances were conducted as private placements, which were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

See Note 7 to the financial statements contained herein for a description of the terms of the New Secured Notes.

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
Date: August 11, 2017