Form 10-Q
period 2017-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2017-11-20
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-53944

REGO PAYMENT ARCHITECTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18327 Gridley Road, Suite K Cerritos, CA	90703
(Address of Principal Executive Offices)	(Zip Code)

(561)220-0408
(Registrant’s Telephone Number, Including Area Code)

265 Sunrise Boulevard, Palm Beach, Florida 33480
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,017,626 shares of common stock outstanding at November 14, 2017.

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

 ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.
Condensed Balance Sheets
September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,562	$52,719
Prepaid expenses	10,000	-

TOTAL CURRENT ASSETS	69,562	52,719

PROPERTY AND EQUIPMENT
Computer equipment	10,748	10,748
Furniture and fixtures	25,110	15,722
	35,858	26,470
Less: accumulated depreciation	(23,175)	(18,473)
	12,683	7,997

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $160,765 and $133,130	524,937	552,573
	524,937	552,573

TOTAL ASSETS	$607,182	$613,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,024,296	$2,047,012
Accounts payable and accrued expenses - related parties	46,968	59,323
Loans payable	35,450	-
Preferred stock dividend liability	3,682,265	2,877,424
10% Secured convertible notes payable - stockholders	3,660,264	4,260,264
3.5% Secured convertible notes payable - stockholders, net of discount of $9,685	4,259,515	-
Notes payable - stockholders, net of discount of $0 and $29,139	356,700	38,361

TOTAL CURRENT LIABILITIES	15,065,458	9,282,384

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	-	2,069,200

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 108,600 shares
issued and outstanding at September 30, 2017 and December 31, 2016	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2017 and December 31, 2016	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at September 30, 2017 and December 31, 2016	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,017,626 shares issued and outstanding at September 30, 2017
and December 31, 2016	11,802	11,802

Additional paid in capital	56,207,452	55,955,114

Deferred compensation	-	(9,167)

Accumulated deficit	(70,677,544)	(66,696,058)

STOCKHOLDERS' DEFICIT	(14,458,276)	(10,738,295)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$607,182	$613,289

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

SALES	$-	$13	$-	$1,050

OPERATING EXPENSES
Sales and marketing	12,547	4,200	239,122	38,235
Product development	196,380	136,395	948,306	552,534
Integration and customer support	-	4,680	-	75,255
General and administrative	371,479	401,565	1,483,362	2,479,678
Total operating expenses	580,406	546,840	2,670,790	3,145,702

NET OPERATING LOSS	(580,406)	(546,827)	(2,670,790)	(3,144,652)

OTHER INCOME (EXPENSE)
Interest expense	(190,211)	(132,985)	(505,855)	(409,563)
Other income	-	-	-	1,085
Gain (loss) on disposition of fixed assets	-	(2,956)	-	4,447
	(190,211)	(135,941)	(505,855)	(404,031)

NET LOSS	(770,617)	(682,768)	(3,176,645)	(3,548,683)

Less: Accrued preferred dividends	(268,280)	(268,280)	(804,841)	(804,841)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,038,897)	$(951,048)	$(3,981,486)	$(4,353,524)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	118,017,626	117,767,626	117,906,515	117,656,515

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statement of Changes in Stockholders’ Deficit
For the Nine Months Ended September 30, 2017

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2016 (Audited)	108,600	$11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$(10,738,295)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	106,269	-	-	106,269
Fair value of options for services	-	-	-	-	-	-	-	-	146,069		-	146,069
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,167	-	9,167
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(804,841)	(804,841)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,176,645)	(3,176,645)

Balance, September 30, 2017 (Unaudited)	108,600	$11	28,378	$3	-	-	118,017,626	$11,802	$56,207,452	$-	$(70,677,544)	$(14,458,276)

See the accompanying notes to the condensed financial statements.

Rego Payment Architectures, Inc.
Condensed Statements of Cash Flows
For the Nine months Ended September 30, 2017 and 2016
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,176,645)	$(3,548,683)
Adjustments to reconcile net loss to net cash:
used in operating activities
Provision for bad debts	-	360
Fair value of options issued in exchange for services	146,069	257,275
Forfeiture of restricted stock	-	(10,312)
Fair value of common stock issued in exchange for services	9,167	-
Revaluation of options and warrants	-	1,305,411
Amortization of deferred compensation		38,958
Accretion of discount on notes payable	125,722	68,527
Depreciation and amortization	32,338	33,242
Gain on abandonment of patents and disposal of fixed assets	-	(4,447)
(Increase) Decrease in assets
Prepaid expenses	(10,000)	18,918
Deposits	-	31,800
Increase in liabilities
Accounts payable and accrued expenses	964,931	510,341

Net cash used in operating activities	(1,908,418)	(1,298,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,389)	-

Net cash used in investing activities	(9,389)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	75,250	9,000
Repayment of loans payable	(39,800)	(9,000)
Proceeds from convertible notes payable - stockholders	1,400,000	910,100
Proceeds from notes payable - stockholders	500,000	658,600
Repayment of notes payable - stockholders	(10,800)	-

Net cash provided by financing activities	1,924,650	1,568,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,843	270,090

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	52,719	16,646

CASH AND CASH EQUIVALENTS - END OF PERIOD	$59,562	$286,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Disposal of equipment in satisfaction of accounts payable	$-	$55,000
	-
Accrued preferred dividend	$804,841	$804,841

Fair value of warrants issued as discount for note payable	$106,269	$8,537

Accrued commitment fees as discount on notes payable	$-	$22,508

Issuance of restricted common stock	$-	$55,000

Accounts payable converted to convertible notes - stockholders	$-	$143,793

Accrued interest and commitment fees exchanged for 10% secured convertible notes payable - stockholders	$-	$200,571
Exchange of unsecured notes payable into 10% secured convertible notes payable and 3.5% secured convertible notes payable	$-	$1,685,000

Exchange of 10% secured convertible notes payable for 3.5% secured convertible notes payable	$600,000	$-

Exchange of notes payable for 3.5% secured convertible notes payable	$200,000	$-

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

The Company is a technology company that plans to commercialize an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture we will allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary. The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

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

The Company’s principal office is located in Cerritos, California.

On December 3, 2015, Finity, Inc. was incorporated as a wholly owned subsidiary of the Company.  On December 11, 2015, Finity, Inc. changed its name to Finitii, Inc.  Finitii, Inc. was established as a not for profit entity for the purpose of teaching children financial literacy.  On November 29, 2016, Finitii, Inc. was dissolved, without having any operations since inception.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2017, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements through December 31, 2017.

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

Since inception, the Company has focused on developing and implementing its business plan.  The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  The issuance of debt securities convertible into equity securities could also result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to license its platform to merchants to enable them to provide COPPA compliant services for themselves and their customers.

As of November 20, 2017, the Company has a cash position of approximately $57,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through December 31, 2017.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2017, the Company owes the Chief Financial Officer $29,545 in unpaid salary.

Additionally as of September 30, 2017, the Company owes the Secretary $4,923 in unpaid salary.

The Company also owes a company owned by a beneficial owner of more than 5% of the Company $12,500, for fees and expenses as of September 30, 2017.

NOTE 4 – LOANS PAYABLE

During the nine months ended September 30, 2017, the Company received loans in the amount of $75,250 with no formal repayment terms and no interest.  The Company repaid $39,800 of these loans during the nine months ended September 30, 2017, leaving a balance of $35,450 as of September 30, 2017.

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

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only.  Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock.  In addition, pursuant to the terms of a Security Agreement entered into on May 11, 2015 by and among the Company, the Note holders and a collateral agent acting on behalf of the Note holders (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets.  Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.

On August 26, 2016, the Company exchanged in total $2,029,364 principal amount of previously unsecured notes payable of $1,685,000, accounts payable of $143,793, accrued interest of $123,658 and commitment fees of $76,913, for Notes.  Of these Notes, $460,100 were subsequently exchanged for 3.5% Secured Convertible Notes.

On February 8, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, on terms comparable to the August 2016 exchange issuance (see Note 7).

On April 4, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, on terms comparable to the August 2016 exchange issuance (see Note 7).

On June 1, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, on terms comparable to the August 2016 exchange issuance (see Note 7).

The Notes are recorded as a current liability as of September 30, 2017 and December 31, 2016 in the amount of $3,660,264 and $4,260,264.  Interest accrued on the Notes was $864,994 and $575,022 as of September 30, 2017 and December 31, 2016.  Interest expense related to these Notes payable was $91,507 and $289,972 for the three and nine months ended September 30, 2017 and $117,260 and $193,052 for the three and nine months ended September 30, 2016.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

On January 15 and 19, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $62,500, and two-year warrants to purchase 12,500 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and the principal balance was payable upon the earlier of:

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

Interest expense, including accretion of discounts, related to these notes payable was $58,555 and $127,487 for the three and nine months ended September 30, 2016.

All of the above notes payable, accrued interest and commitment fees were exchanged for 10% Secured Promissory Notes on August 26, 2016 (see Note 7).

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

On July 11, 2017, the Company issued a promissory note in the amount of $50,000 bearing interest at 10% per annum and maturing on July 25, 2017, along with warrants to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $7,126 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 166.9%, risk free interest rate of 1.6% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $6,237 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  This note was converted into a 3.5% Secured Promissory Note Payable on October 31, 2017.

On August 23, 2017, the Company issued a promissory note in the amount of $250,000 bearing interest at 10% per annum and maturing on September 22, 2017, along with warrants to purchase 400,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $65,361 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 182.8%, risk free interest rate of 1.3% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $51,814 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  This note was converted into a 3.5% Secured Promissory Note Payable on October 31, 2017.

The value of a previous discount to notes payable, incurred during the year ended December 31, 2016, was adjusted in the current period as a reduction of additional paid in capital in the amount of $8,785.

The notes payable are recorded as a current liability as of September 30, 2017 and December 31, 2016 in the amount of $356,700 and $38,361.  Interest accrued on the notes as of September 30, 2017 and December 31, 2016 was $8,249 and $0.  Interest expense, including accretion of discounts, related to these notes payable was $62,897 and $86,653 for the three and nine months ended September 30, 2017 and $0 for the three and nine months ended September 30, 2016.

NOTE 7 – 3.5% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due September 30, 2018 (the “New Secured Notes”) to certain accredited investors (the “Investors”).  The aggregate consideration provided in the New Secured Note Offering consisted of $300,000 in cash and the exchange of $300,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 2018 (the “Prior Secured Notes”) for New Secured Notes.

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

On May 3, 2017, the 10% promissory note in the amount of $200,000 issued on January 20, 2017 was exchanged for New Secured Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years (See Note 6).   These warrants were valued at $15,007 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $15,007 in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

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

In September 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

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

The New Secured Notes are recorded as a short-term liability in the amount of $4,259,515, net of discount of $9,685 as of September 30, 2017 and as a long-term liability in the amount of $2,069,200 as of December 31, 2016.  Interest accrued on the New Secured Notes was $101,745 and $19,833 as of September 30, 2017 and December 31, 2016.  Interest expense, including accretion of discounts, related to these notes payable was $35,807 and $129,230 for the three and nine months ended September 30, 2017 and $0 for the three and nine months ended September 30, 2016.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2017 and 2016.

As of January 1, 2017, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2016 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the nine months ended September 30, 2017, and there was no accrual for uncertain tax positions as of September 30, 2017. Tax years from 2013 through 2016 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2017 and 2016, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at an original fair market value of $3,489,000 at April 30, 2014 and $0 at September 30, 2017 and December 31, 2016. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Series B Preferred Stock

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at an original fair market value of $375,841 at October 30, 2014, and $0 at September 30, 2017 and December 31, 2016. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of September 30, 2017, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of September 30, 2017, the value of the cumulative 8% dividends for all preferred stock was $3,682,265.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

The RSAs granted in April 2016 to the new CEO were valued at $55,000 based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is fully amortized as of September 30, 2017.  For the three and nine months ended September 30, 2017, $0 and $9,167 was expensed.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2017, options to purchase 3,453,333 shares of common stock have been issued and are unexercised, and 11,696,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2017, under the 2013 Plan grants of restricted stock and options to purchase 1,776,666 shares of common stock have been issued and are unvested or unexercised, and 2,473,333 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the nine months ended September 30, 2017:

Risk Free Interest Rate	1.8%
Expected Volatility	144.2%
Expected Life (in years)	4.75
Dividend Yield	0%
Weighted average estimated fair value of options
during the period	$0.27

The following table summarizes the activities for our stock options for the nine months ended September 30, 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2016	11,394,999	$0.77	2.3	$179

Granted	1,200,000	0.90

Cancelled/forfeited/expired	(6,835,000)	(0.80)

Balance September 30, 2017	5,759,999	$0.75	2.1	$1

Exercisable at September 30, 2017	5,281,664	$0.79	2.0	$1

Exercisable at September 30, 2017 and expected to
vest thereafter	5,759,999	$0.75	2.1	$1

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.13 for the Company’s common stock on September 30, 2017.

For the three and nine months ended September 30, 2017, the Company recorded income of $35,664 and expensed $146,069 with respect to options.  For the three and nine months ended September 30, 2016, the Company expensed $94,502 and $257,275 with respect to the options.

In accordance with FASB ASC 505-50, “Equity – Equity-Based Payments to Non-Employees,” restricted stock with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain stock options with consultants and determined that there was an aggregate decrease in fair value of $8,719 as of September 30, 2017.

As of September 30, 2017, there was $93,536 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at September 30, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested stock options for the nine months ended September 30, 2017:

	Unvested Options
		Weighted -
		Average
		Grant
		Date Fair
	Number of	Value
	Shares	(in 000's) (1)
Balance December 31, 2016	4,181,670	$0.12

Granted	1,200,000	0.27

Vested	(1,686,668)	0.14

Cancelled/forfeited/expired	(3,216,667)	(0.15)

Balance September 30, 2017	478,335	$0.21

The following table summarizes the activities for our warrants for the nine months ended September 30, 2017:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2016	25,354,738	$1.07	0.4	$23

Granted	750,000	0.90
Expired	(21,330,038)	(1.08)

Balance September 30, 2017	4,774,700	$0.98	0.5	$9

Exercisable at September 30, 2017	4,774,700	$0.98	0.5	$9

Exercisable at September 30, 2017 and expected to
vest thereafter	4,774,700	$0.98	0.5	$9

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.13 for the Company’s common stock on September 30, 2017.

All warrants were vested on the date of grant.

NOTE 12 – OPERATING LEASES

For the three and nine months ended September 30, 2017, total rent expense under leases amounted to $11,849 and $90,524.  For the three and nine months ended September 30, 2016, total rent expense under leases amounted to $0 and $11,415.  The Company has a month to month lease in California for its development team office in the amount of $770 per month.

NOTE 13 – RELATED PARTY TRANSACTIONS

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three and nine months ended September 30, 2017, the Company has paid $43,235 and $140,181 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three and nine months ended September 30, 2017, the Company has paid $10,000 and $40,000 to this consultant.

As of September 30, 2017, a Board member has loaned the Company $29,000 with no formal repayment terms.

NOTE 14 – SUBSEQUENT EVENTS

In October 2017, the Company issued $10,000 principal amount of loans payable, that are non-interest bearing and have no repayment terms.

In October 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In November 2017, the Company issued an additional $500,000 aggregate principal amount of its New Secured Notes to an accredited investor.

On October 25, 2017, the Company authorized the issuance of 650,000 restricted stock units to the new CEO, of which 400,000 vest immediately and 250,000 vest in one year.  Of the 400,000 restricted stock units that vested immediately, 245,907 shares of the Company’s common stock were issued,after income taxes were deducted.  Also as part of his employment agreement, the new CEO was awarded options to purchase 3 million shares of the Company’s stock at an exercise price of $0.90 per share over three years on the first, second and third anniversaries of the agreement and expire in five years.  In November 2017, the new CEO received a bonus of $40,000.

On October 25, 2017, the Company issued an employee options to purchase 450,000 shares of the Company’s common stock at an exercise price of $0.90, that vest over three years and expire in five years.

In Novmeber 2017, the Company repaid loans payable in the amount of $35,450, of which $29,000 was due to Board member and Notes Payable in the amount of $56,700.

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

In the second half of 2015, the Company changed its management team.  The new team is focused on building and improving the existing Platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  In April 2016, our former Chief Executive Officer (“CEO”) resigned and the Board decided to concentrate the Company’s focus on the FinTech industry as well.  In March 2016, we discontinued our prior Oink product offering.

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

We believe that our near-term success will depend particularly on our ability to find partners and develop customer awareness and confidence in our service.  Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the three months ended September 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2017 and 2016, we generated sales of $0 and $13.  For the three months ended September 30, 2017 and 2016, we had a net loss of $770,617 and $682,768.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2017 were $12,547 as compared to $4,200 for the three months ended September 30, 2016, an increase of $8,347. The Company was initiating a new website design during the three months ended September 30, 2017.

Product Development

Product development expenses were $196,380 and $136,395 for the three months ended September 30, 2017 and 2016, an increase of $59,985. The increase is related to the commitment to maintain progress on the Company’s technology platform.

Integration and Customer Support

Integration and customer support expenses decreased $4,680 to $0 for the three months ended September 30, 2017 from $4,680 for the three months ended September 30, 2016. The decrease was the result of the Company discontinuing its prepaid card business in 2016, thus eliminating customer support.

General and Administrative Expenses

General and administrative expenses decreased $30,086 to $371,479 for the three months ended September 30, 2017 from $401,565 for the three months ended September 30, 2016. The decrease resulted from cost containment measures to provide more resources to be allocated to the enhancement of the technology platform.

Interest Expense

During the three months ended September 30, 2017, the Company incurred interest expense of $190,211 as compared to $132,985 for the three months ended September 30, 2016, an increase of $57,226. The increase in interest expense relates to the issuance of additional 3.5% convertible notes.

Results of Operations

Comparison of the Nine months Ended September 30, 2017 and 2016

The following discussion analyzes our results of operations for the nine months ended September 30, 2017 and 2016. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2017 and 2016, we generated sales of $ 0 and $1,050.  For the nine months ended September 30, 2017 and 2016, we had a net loss of $3,176,645 and $3,548,683.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2017 were $239,122 as compared to $38,235 for the nine months ended September 30, 2016, an increase of $200,887. The Company conducted market analysis studies during the nine months ended September 30, 2017, related to the enhancements to the Company’s technology platform and had no such expense in the same period in the prior year.

Product Development

Product development expenses were $948,306 and $552,534 for the nine months ended September 30, 2017 and 2016, an increase of $395,772. The increase is related to the continuing development of enhancements to the Company’s technology platform.

Integration and Customer Support

Integration and customer support expenses decreased $75,255 to $0 for the nine months ended September 30, 2017 from $75,255 for the nine months ended September 30, 2016. The decrease was the result of the Company discontinuing its prepaid card business in 2016, thus eliminating customer support.

General and Administrative Expenses

General and administrative expenses decreased $996,316 to $1,483,362 for the nine months ended September 30, 2017 from $2,479,678 for the nine months ended September 30, 2016. The decrease resulted from the revaluation of warrants during the nine months ended September 30, 2016 and the reduction of administrative staff in 2017 through cost containment measures.

Interest Expense

During the nine months ended September 30, 2017, the Company incurred interest expense of $505,855 as compared to $409,563 for the nine months ended September 30, 2016, an increase of $96,292. The increase in interest expense relates to the increased amount of debt that the Company has undertaken in order to continue operations.

Liquidity and Capital Resources

As of November 20, 2017, we had cash on hand of approximately $57,000.

Net cash used in operating activities increased $609,808 to $1,908,418 for the nine months ended September 30, 2017 as compared to $1,298,610 for the nine months ended September 30, 2016.  The increase resulted primarily from a decline in the net loss from operations more than offset by the fact that the Company did not revalue options and warrants during the nine months ended September 30, 2017 period that the Company had revalued during the nine months ended September 30, 2016.

Net cash used in investing activities increased $9,389 to $9,389 for the nine months ended September 30, 2017 as compared to $0 for the nine months ended September 30, 2016.  The Company purchased furniture during the nine months ended September 30, 2017.

Net cash provided by financing activities increased by $355,950 to $1,924,650 for the nine months ended September 30, 2017 from $1,568,700 for the nine months ended September 30, 2016.  Cash provided by financing activities during the nine months ended September 30, 2017, consisted of convertible notes payable and notes payable to provide capital to continue operations.

Subsequent to September 30, 2017, the Company raised gross proceeds of $710,000 through the issuance of notes payable.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the Platform is expected in the First Quarter of 2018, however, we do not project that significant revenue will be developed until later in 2018. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond December, 2017.

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

 Off-Balance Sheet Arrangements

As of September 30, 2017, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2017, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2016.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 11, 2017, the Company issued a promissory note in the amount of $50,000 bearing interest at 10% per annum and maturing on July 25, 2017, along with warrants to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.

On August 23, 2017, the Company issued a promissory note in the amount of $250,000 bearing interest at 10% per annum and maturing on September 22, 2017, along with warrants to purchase 400,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.

On September 1, 2017, $200,000 of the Notes were exchanged for $200,000 of the 3.5% Secured convertible notes payable – stockholders, comparable to the August 2016 exchange issuance.

In September 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In October 2017, the Company issued $10,000 principal amount of loans payable, that are non-interest bearing and have no repayment terms.

In October 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In November 2017, the Company issued an additional $500,000 aggregate principal amount of its New Secured Notes to an accredited investor.

The foregoing issuances were conducted as private placements, which were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

See Note 7 to the financial statements contained herein for a description of the terms of the New Secured Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 25, 2017, the Company entered into an Employment Agreement (the “Employment Agreement”) with David A. Knight, pursuant to which Mr. Knight serves as the Company’s President and Chief Executive Officer and as Chairman of the Board and a member of the Company’s Board of Directors.  The Employment Agreement, which has an initial term of two years, and is renewable on an annual basis thereafter, is terminable at will by either party without further economic obligation.  Pursuant to the Employment Agreement, Mr. Knight receives an annualized base salary of $300,000 during the first year and a minimum of $350,000 thereafter, together with bonus payments at the discretion of the Board of Directors.  Mr. Knight is also entitled to receive contingent compensation in the amount of 5% of capital raised by the Company up to $3.5 million.  In conjunction with the Employment Agreement, Mr. Knight also received (i) an option to purchase 3,000,000 shares of Company common stock at an exercise price of $0.90 per share, vesting in three equal annual installments from the effective date of the Employment Agreement, (ii) a share grant in the amount of 400,000 shares of common stock, and (iii) 250,000 restricted stock units which vest on the first anniversary of the effective date of the Employment Agreement.

ITEM 6. EXHIBITS

10.1	Knight Employment Agreement

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
Date: November 20, 2017