Form 10-K
period 2017-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2018-04-02
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $23,089,899 as of June 30, 2017 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 118,596,866 shares of common stock outstanding as of the close of business on April 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2017

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A — Risk Factors” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.                BUSINESS.

General Development

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 18327 Gridley Road, Suite K Cerritos, CA 90703 and our telephone number is (561) 220-0408.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

In April 2016, our former Chief Executive Officer (“CEO”) resigned and we hired a new CEO who was concentrating on the FinTech industry.  In September 2017, this CEO resigned and we hired a new CEO, whose focus is monetizing the Platform in the FinTech industry and crypto currencies, through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our COPPA compliant technology as an added feature, we believe we will have better market success.

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

COPPA applies not only to websites and mobile apps.  It can apply to a growing list of connected devices that is included in the Internet of Things.  Some of these include toys and products that could collect personal information, such as voice recordings or geolocation information.

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

Industry Background

There are over 2 billion teens globally in the world and over 26 million teens in our Total Addressable Market (TAM) here in the US alone, most without digital payment capability or traditional card technology.   This is Generation Z: the Pivotal Generation (“Gen Z”), those born after the millennials (from 1997 and 2015) most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. Gen Z makes up 26% of the United States population. They use the mobile internet more than any other generation on a daily basis. Marketers have been focused on the millennials for more than a decade. Gen Z is a generation that influences all family purchases and has disposable income. On average Gen Z receive $17/week in allowance which gives them $44 billion spending power in the US per year.

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

With this as a backdrop, Rego Payment Architectures, Inc. has identified an emerging need to market a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping.

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

In 2015, the average weekly allowance of a Gen Z is $17. This is based on an average of one dollar per week per year of age.  The company’s focus group returns predict an average of $25 per week. Gen Z has a combined buying power of $44 billion in the US, representing the Company’s Total Addressable Market.

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

Safety & Security: Partners can safely engage a younger consumer segment and their families with a new family friendly peer to peer payments approach.  Vendors will be explicitly protected from non-compliant transactions and the underlying technology protects the privacy of the user.

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

Our Intellectual Property

Intellectual property is important to our business.  The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” ”Parent Match”  and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, one of which is pending, four of which have been allowed, and seven of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Research and Development

During 2017 and 2016, our research and product development expenses were $1.1 million and $830,000 all of which were borne by us.

Our Revenue Model

Our ability to generate and grow revenue is affected by consumer spending patterns, merchant and consumer adoption of digital payment methods.  We are relying on the the growth of mobile devices and the applications that will be used by merchants and consumers on those devices, and the transition from cash and checks to digital forms of payment, including cryptocurrencies.  Our strategy to drive revenue in our business includes the following:

•	Utilize our COPPA compliant platform to capitalize on mobile device applications
•	License our technology for use with compatible technologies focusing on digital forms of payment
•	Utilize the blockchain component of the platform in conjunction with cryptocurrencies

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2018, we expect to generate additional revenue streams by generating licensing fees from our co-branding partners.

We will seek to derive revenues from:

•	Private labeling licenses for: particular phones, telecommunication vendors, distributors, and value added resellers (VAR).

•	User Subscription fees based on premium services.

•	Transaction and processing fees for both closed and open network transactions.

•	Special services fees for ad hoc special requests.

•	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data).

•	Advertising revenue – for context based push messaging to subscribers

•	Shared transaction revenue or rebates from banking partners

Our Plan of Operation

A phased approach to the introduction of our improved Platform is planned.

We plan to launch our branding platform in the second quarter of 2018, however, this is dependent on our ability to generate renewed capital investment for working capital and to sustain operations.  The Company will also enter into strategic partnerships where the strategic partner will provide development capital for special purpose customization or equity where appropriate.

Sales and Marketing Strategy

In 2018, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z population through the FinTech industry, telecommunications businesses and global consulting organizations.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new model should not be subject to seasonality.

Competition

There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings in the global payments industry which is already highly competitive.  Although payment services such as PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, but that is also compliant with COPPA, and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. Like them, however, we will compete against many companies that are larger than we are in a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers.  These businesses offer other products and services that we do not offer and have been in the industry much longer than we have. We will compete against various forms of payment methods including cash and checks, credit and debit cards, automated clearing house, mobile payments and other online payment services.

We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. To compete effectively, we expect that we will focus a majority of our 2018 resources on technology and product development.

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

Employees

As of December 31, 2017, we had 11 employees, who were working in the areas of sales, marketing, programming and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

Company Information

Our website can be found on the Internet at www.regopayments.com. The website contains information about the Company and our operations, however, the contents of our website are not incorporated into this Form 10-K. We make available free of charge through a link on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor and then clicking on SEC filings.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2017, have an accumulated deficit of approximately $72.1 million.  We incurred net losses to common shareholders of approximately $5.4 million during the year ended December 31, 2017 and approximately $5.9 million during the year ended December 31, 2016.  As of April 2, 2018 we had a cash position of $8,000.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2017 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

In order to execute our business plan and pay expenses in connection with unforeseen events, we will need to raise additional capital, which may not be available on terms acceptable to us, if at all.

In order to execute our current business plan, we will need to raise additional capital.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.   We expect that any such funding would be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

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

If we do not remain proactive with technological development to provide new products and services, the use of our services may decline.

Technological changes impact the industries in which we operate, including developments in payment card tokenization, ecommerce through social networks, authentication and virtual currencies. We cannot predict the effects of technological changes on our business. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from consumers or merchants, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.

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

In order to execute our business plan, we will be dependent upon David Knight, our Chairman of the Board and Chief Executive Officer, as well as other key development personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

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

Use of our services for illegal purposes could be detrimental to our business.

Our payment system is susceptible to potentially illegal uses.  Use of our payment system for illegal or improper purposes could subject us to claims, such as individual and class action lawsuits, and government and regulatory investigations, inquiries or requests that could result in potential liability.  Increased penalties for intermediaries providing payment services for certain illegal activities have becom more prevalent.  Any threatened or resulting claims could result in a material adverse affect on our business.

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

We may not be able to qualify to have our common stock listed on a national stock exchange

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2017 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of April 2, 2018, options and warrants for the purchase of 10,591,700 shares of our common stock were outstanding and 24,742,760 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and promissory notes convertible into Series B and Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have issued 136,228 shares of preferred stock (consisting of 107,850 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 150,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,863,772 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

We may require shareholders to authorize additional shares for us to properly finance our business

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only 75.5 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 18327 Gridley Road, Suite K, Cerritos, CA  90703, and are leased on a month to month basis at $1,218 per month.

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

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC QB market under the trading symbol “RPMT.OB”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC QB.  There was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent, or differ substantially from, prices in actual transactions.

Fiscal Year Ended December 31, 2017	High	Low
Quarter ended March 31, 2017	$0.40	$0.22
Quarter ended June 30, 2017	$0.40	$0.10
Quarter ended September 30, 2017	$0.35	$0.12
Quarter ended December 31, 2017	$0.44	$0.10

Fiscal Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$0.22	$0.09
Quarter ended June 30, 2016	$0.20	$0.06
Quarter ended September 30, 2016	$0.46	$0.10
Quarter ended December 31, 2016	$0.47	$0.26

Common Stockholders

As of April 2, 2018 our shares of Common Stock were held by 157 stockholders of record.

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

The Company did not repurchase any common stock in the fourth quarter of 2017.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors in Item 1A – Risk Factors herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 18327 Gridley Road, Suite K Cerritos, CA 90703 and our telephone number is (561) 220-0408.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

In April 2016, our former Chief Executive Officer (“CEO”) resigned and we hired a new CEO who was concentrating on the FinTech industry.  In September 2017, this CEO resigned and we hired a new CEO, whose focus is monetizing the Platform in the FinTech industry and crypto currencies through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our COPPA compliant technology as an added feature, we believe we will have better market success.

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

Within this model, the Company is incorporating licensing fees.  This should enable the Company to begin creating shareholder value above and beyond consumer transaction fees. As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following discussion analyzes our results of operations for the years ended December 31, 2017 and 2016. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2017 and 2016, we generated revenues of $0 and $1,050.  We discontinued our Oink card services offering in March 2016, which is the reason for the reduction in revenue.

Net Loss

Our net loss attributable to common stockholders decreased $0.5 million to $5.4 million for the year ended December 31, 2017 compared to $5.9 million for the year ended December 31, 2016, as a result of decreased operating expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.1 million, or 39% in 2017 to $0.3 million compared with $0.4 million in 2016. During 2016, we reduced our sales and marketing staff and consultants and decreased our spending on marketing promotions to focus on the further development of our technology platform and this strategy was carried into 2017.

Product Development

Product development expenses increased by $0.4 million, or 42% in 2017 to $1.2 million compared with $0.8 million in 2016. During 2017, we increased the size of our product development team and focused our attention on the development of the new mobile and other applications, while in 2016 we reduced the size of our product development team and continued to develop and build our new mobile and other applications with the resources available.

Integration and Customer Support

Integration and customer support expenses decreased to $0 compared with $0.08 million in 2016. We eliminated our integration team when we terminated our prepaid card services in March 2016, as there was no product offering to integrate or support.

General and Administrative Expenses

General and administrative expenses decreased by $0.9 million, or 29% in 2017 to $2.1 million compared with $3.0 million in 2016.  During 2016 the Company extended the term of certain warrants and incurred an expense of $1.3 million, which was not replicated in 2017.  In addition and as an offset to the prior year warrant expense, payroll expenses increased as a result of having a full year for the CEO in expenses as well as additional staff and a Chief Operating Officer who eventually became the CEO.  Further travel expenses increased in 2017 as a result of increased financing efforts.

Interest Expense

Interest expense increased by $0.2 million to $0.7 million in 2017 compared with $0.5 million in 2016.  This was a result of the increase of debt required to finance the Company’s operations.

Gain (Loss) on Disposition of Intangibles and Fixed Assets

During 2017 the Company abandonded two patents as they were no longer a viable additive to the Platform, which was the primary reason for the loss.

Liquidity and Capital Resources

Net cash used in operating activities increased $0.6 million to $2.7 million for the year ended December 31, 2017 as compared to $2.1 million for the year ended December 31, 2016.  The increase resulted primarily from the decrease in the net loss of approximately $0.5 million, offset in part by increases in the issuance of equity instruments for services of $0.3 million, accretion of discounts on notes payable of $0.2 million, the loss on abandonment of intangibles and fixed assets of $0.1 million and increased accounts payable of $0.3 million.

Net cash used in investing activities was $0 million for the years ended December 31, 2017 and 2016.

Net cash provided by financing activities increased by $0.6 million to $2.7 million for the year ended December 31, 2017 from $2.1 million for the year ended December 31, 2016.  The primary reason for the increase is the issuance of convertible notes payable in the amount of $2.1 million during the year ended December 31, 2017 compared to $1.4 million during the year ended December 31, 2016.

Subsequent to December 31, 2017, the Company raised gross proceeds of $433,250 through the issuance of notes payable.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. In 2017, we raised approximately $2.1 million through our issuance of convertible notes payable and another $0.6 million through the issuance of notes payable and $0.1 million through the issuance of loans payable.  The launch of the platform is expected in the third quarter of 2018, however, we do not project that significant revenue will be developed until later in 2018. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of April 2, 2018, the Company has a cash position of approximately $8,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations through April 2018.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years to an accredited investor pursuant to Section 4(a)(2) of the Securities Act.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $28,945 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.3%, risk free interest rate of 1.8% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $28,945 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  The note also includes a provision that the promissory note holder will receive an additional 25,000 warrants for each week that the payment of the principal is past due.    The promissory note holder received a additional warrants to purchase 50,000 shares of the Company’s common stock.  The warrants were valued at $10,383 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 201.7% to 236.2%, risk free interest rate of 1.9% and expected option life of 2 years.  The warrant value of $10,383 was expensed as of December 31, 2017.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
David A. Knight	54	Chairman of the Board, Chief Executive Officer
Ernest Cimadamore	56	Director, Secretary
Gerald Hannahs	66	Director
Scott McPherson	56	Chief Financial Officer

Our directors serve annual terms.  We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development, ecommerce, the FinTech industry, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director and executive officer is as follows:

David Knight

Prior to joining Rego in July 2017, Mr. Knight founded SX Latin Brands, Inc. in 2007 that launched its product in 2011.  The company developed a product range of Latin spirits, which have won awards.  Mr. Knight has secured distribution channels, led sales and marketing strategies and has expanded the operation nationally and internationally.  Prior to that Mr. Knight has worked for Ebay, Inc.as part of its Marketplaces International Marketing team and Pepsico International as Vice President of Marketing Gatorade International.  As a result of these and other professional experiences, and his experience as the Company’s CEO, Mr. Knight possesses particular knowledge and experience in finance and accounting, SEC reporting, sales and marketing that strengthen the board’s collective qualifications, skills, and experience.

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

Gerald Hannahs

Mr. Hannahs served as an Account Executive and First Vice President for EF Hutton, Prudential and Paine Webber from 1982 to 1986. Mr. Hannahs co-founded Texarkoma Crude & Gas Company in 1983. Mr. Hannahs has over 30 years of experience in the investment business and the oil and gas industry.  As a result of these and other professional experiences, Mr. Hannahs possesses particular knowledge and experience in investing, finance and accounting, SEC reporting, sales and marketing that strengthen the board’s collective qualifications, skills, and experience.

Scott McPherson

Mr. McPherson has served as the Company’s Chief Financial Officer since July 2015 and also served as the Chief Financial Officer of VerifyMe, Inc. from December 1, 2014 through July 15, 2017 and from December 2012 to October 2013.  VerifyMe, Inc. is a public company that provides high-tech solutions in the field of authenticating people and products. Mr. McPherson from April 2015 to July 2015 was the Chief Executive Officer and was the Chief Financial Officer of CannLabs, Inc. from June 2014 to July 2015.   Prior to that, Mr. McPherson served as the Chief Financial Officer of Rego Payment Architectures, Inc., from August 2010 through November 2012.  Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax and litigation support services for numerous clients in various industries. The firm has successfully assisted small public companies by developing procedures for them to implement, in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson.

Committees of the Board of Directors

At this time the Company does not have any committees of the Board of Directors and the Board of Directors does not have an “audit committee financial expert,” as defined by the SEC rules.

Code of Ethics

Our board of directors approved a Code of Ethics and Rules of Conduct in accordance with the rules of the Securities and Exchange Commission that governs the conduct of each of our directors, officers, consultants and employees.  Our Code of Ethics and Rules of Conduct is maintained on our website at www.regopayments.com.  Any amendments to, or waivers of the Code of Ethics and Rules of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.regopayments.com.  There are currently no such amendments or waivers.

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

Each matter described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence ” was vetted and pre-approved by a majority of the disinterested members of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2017, except that David A. Knight failed to file Form 3 and two Form 4’s (containing one and four transactions, respectively) on a timely basis and Peter Pelullo, a 10% stockholder, failed to file one Form 4 on a timely basis (containing two transactions).

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officers during the years ended December 31, 2017 and 2016.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
David Knight, Chairman and Chief Executive Officer (a)	2017	111,363	40,000	97,500	616,884		865,747
	2016	-	-	-	-	-	-
John Coyne, Former Chairman and Chief Executive Officer (b)	2017	188,063	-	-	-	-	188,063
	2016	114,038	-	55,000	196,505	-	365,543
Ernest Cimadamore, Corporate Secretary	2017	52,400	-	-	-	-	52,400
	2016	26,000	-	-	10,434	-	36,434
Scott McPherson, Chief Financial Officer	2017	144,463	-	-	-	-	144,463
	2016	128,310	-	-	10,434	3,200	141,944

(1)
– The value of the stock awards were based on the closing stock price on the date that the stock awards were issued.  The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 13 to the financial statements included in this Form 10-K.

(a)	– Mr. Knight was appointed President on July 11, 2017 and Chairman of the Board and Chief Executive Officer on October 25, 2017.
(b)	– Mr. Coyne was appointed Chairman of the Board and Chief Executive Officer on April 14, 2016 and resigned from such positions on September 11, 2017.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2017.

	Option awards					Stock awards
									Equity
									incentive
			Equity					Equity	plan awards:
			incentive					incentive	Market or
			plan awards:					plan awards:	payout
		Number of	Number of				Market	Number of	value of
	Number of	securities	securities			Number of	value of	unearned	unearned
	securities	underlying	underlying			shares or	shares or	shares, units	shares, units
	underlying	unexercised	unexercised			units of	units of	or other	or other
	unexercised	options	unearned	Option		stock that	stock that	rights that	rights that
	options	(#)	options	Exercise	Option	have not	have not	have not	have not
	(#)	unexercisable	(#)	Price	Expiration	vested	vested	vested	vested
Name	exercisable	(a)	(b)	($)	Date	(#)	($)	(#)	($)
David Knight		2,000,000		0.90	7/1/2022	250,000	60,000	-	-
		3,000,000		0.90	10/25/2022	-	-	-	-
John Coyne	-	-	-	-	-	-	-	-	-
	-	-	-	-	-	-	-	-	-
Ernest Cimadamore	200,000	100,000	-	0.29	9/1/2020	-	-	-	-
	250,000	-	-	0.90	5/18/2021	-	-	-	-
Scott McPherson	166,667	83,333	-	0.22	7/31/2020	-	-	-	-
	166,667	83,333	-	0.29	9/1/2020	-	-	-	-
	250,000	-	-	0.90	5/18/2021	-	-	-	-

(a)	Each unvested option in the table above is vesting in three equal installments from the original date of grant.

No named officers exercised stock options or warrants during 2017.

Narrative Disclosure to Compensation Tables

Employment Agreements

On April 14, 2016, the Company appointed John Coyne as Chief Executive Officer and Chairman of the Board, with such appointments effective April 18, 2016.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with him, pursuant to which he was employed on an at will basis with an annual salary of $240,000 during the first year of his employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 250,000 restricted stock units.  Mr. Coyne resigned from his positions with the Company on September 11, 2017.

On October 25, 2017, the Company appointed David Knight as Chief Executive Officer and Chairman of the Board.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $300,000 during the first year of his employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 650,000 restricted stock units of which 400,000 vested immediately and the remainder vest in one year.  Additionally, Mr. Knight will receive a half of a point in cash for every $100 million over the sale price of $300 million for the Company.

Option Issuances

On May 18, 2016, the Company issued Ernest Cimadamore options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on May 18, 2021.  The fair value of the options was $10,434.

On May 18, 2016, the Company issued Scott McPherson options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest over three years, beginning on the first anniversary of the issuance.  The options expire on May 18, 2021.  The fair value of the options was $10,434.

DIRECTOR COMPENSATION

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2017 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Rego Payment Architectures, Inc. during 2017.  In order to conserve cash, our non-employee directors did not receive cash compensation during 2017.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Kirk Bradley (a)	-	-	-	-	-	-	-
Gerald Hannahs (b)	-	-	-	-	-	-	-
Dale Jensen (c)	-	-	-	-	-	-	-
Ernest Cimadamore (d)	-	-	-	-	-	-	-

(a)	– At December 31, 2017, Mr. Bradley held in the aggregate options and warrants to purchase a total of 260,000 shares of the Company’s common stock.
(b)	– At December 31, 2017, Mr. Hannahs held in the aggregate options and warrants to purchase a total of 220,000 shares of the Company’s common stock.
(c)	– At December 31, 2017, Mr. Jensen did not hold any options to purchase shares of the Company’s common stock.
(d)	– At December 31, 2017, Mr. Cimadamore held in the aggregate options to purchase a total of 550,000 shares of the Company’s common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2017 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of April 2, 2018, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	18,807,523	(b)	15.4%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.3%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

Common	Peter S. Pelullo	16,193,983	(c)	13.7%
	2501 S. Wharton Street, Building J
	Philadelphia, PA 19146
(a) This table has been prepared based on 118,596,866 shares of our common stock, 107,850 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on April 2, 2018.

(b) Consists of 8,310,555 shares of common stock, 20,000 shares underlying warrants exercisable at $0.90 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,223,000 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,792,858 shares of common stock held in the name of Mr. Pelullo and 11,401,125 shares held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo.

The following table shows beneficial ownership of the Compamy common stock as of April 2, 2018, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
David Knight	245,907	(b)	*

Ernest Cimadamore	950,000	(c)	*

Gerald Hannahs	989,190	(d)	*

Scott McPherson	583,334	(e)	*

All current directors and executive
officers as a group (4 persons)	2,768,431		2.3%

*Represents beneficial ownership of less than one percent of the Company common stock outstanding.

(a) This table has been prepared based on 118,596,866 shares of our common stock outstanding on April 2, 2018.  The address for each person listed above is c/o Rego Payment Architectures, Inc., 18327 Gridley Road, Suite K
Cerritos, CA 90703

(b) Consists of 245,907 shares of common stock.

(c) Consists of 500,000 shares of common stock held by Toria, Inc., an affiliate of Mr. Cimadamore, 200,000 shares underlying options exercisable at $0.29 per share and 250,000 shares underlying options exercisable at $0.90 per share.

(d) Includes 855,856 shares of common stock, and 133,334 shares underlying options exercisable at $0.29 per share.

(e) Includes 166,667 shares underlying options exercisable at $0.22 per share, 166,667 shares underlying options exercisable at $0.29 per share and 250,000 shares underlying options exercisable at $0.90 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(col.a)	(col. b)	(col c)
Eqyity compensation plans approved by
security holders: (a)	10,511,700	$0.84	9,930,000

Equity compensation plans not approved
by security holders: (b)	80,000	0.75	-

Total	10,591,700	$0.84	9,930,000

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Represents warrants issued in exchange for services.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended December 31, 2017 and 2016, the certified public accounting firm owned by the current Chief Financial Officer billed $0 and $3,200 for accounting services of which all was paid as of December 31, 2017.

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with International Corporate Management, LLC owned by Peter Pelullo, at a cost of $15,000 per month, plus expenses.  During the years ended December 31, 2017 and 2016, the Company has paid $198,940 and $106,204, including expenses, to the consulting company.

The Company has entered into a consulting agreement with Luke Pelullo, the son of Peter Pelullo, at a cost of $5,000 per month, plus expenses.  During the years ended December 31, 2017 and 2016, the Company has paid $55,000 and $38,570 to this consultant.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2017 and 2016 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2017 and 2016 were $69,000 and $67,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2017 and 2016, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2017 and 2016, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2017 and 2016, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.
(b)	The following exhibits are filed as part of this report.

Exhibt Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

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

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s current Form 10-K filed with the Commission on March 31, 2017.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*
Employment Agreement between the Company and Ernest Cimadamore  (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.3*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.4
Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5
Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.7
Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8
Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.10	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.13	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.14*	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.15	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.19	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20*	Employment Agreement between the Company and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Form 10Q filed with the Commission on November 20, 2017).

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement
**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.
Rego Payment Architectures, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 2018.

Rego Payment Architectures, Inc.

By:	/s/ David A. Knight
David A. Knight, Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Knight	Chairman, Chief Executive Officer and Principal	April 2, 2018
David A. Knight	Executive Officer

/s/ Ernest Cimadamore	Secretary and Director	April 2, 2018
Ernest Cimadamore

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	April 2, 2018
Scott A. McPherson

/s/ Gerald Hannahs	Director	April 2, 2018
Gerald Hannahs

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from development activities raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2008.

Blue Bell, Pennsylvania
April 2, 2018

Rego Payment Architectures, Inc.
Consolidated Balance Sheets
	December 31, 2017	December 31, 2016

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,232	$52,719
Prepaid expenses	57,300	-
Deposits	1,218	-

TOTAL CURRENT ASSETS	65,750	52,719

PROPERTY AND EQUIPMENT
Computer equipment	5,129	10,748
Furniture and fixtures	-	15,722
	5,129	26,470
Less: accumulated depreciation	(4,773)	(18,473)
	356	7,997

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $134,023 and $133,130	411,090	552,573
	411,090	552,573

TOTAL ASSETS	$477,196	$613,289

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,170,114	$2,047,012
Accounts payable and accrued expenses - related parties	48,103	59,323
Loans payable	27,000	-
10% Secured convertible notes payable - stockholders	3,460,264	4,260,264
Notes payable - stockholders, net of discount of $0 and $29,139	100,000	38,361
3.5% Secured convertible notes payable - stockholders, net of discount of $6,421	5,462,779	-
Preferred stock dividend liability	3,950,545	2,877,424

TOTAL CURRENT LIABILITIES	16,218,805	9,282,384

LONG-TERM LIABILITIES
3.5% Secured convertible notes payable - stockholders	-	2,069,200

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 and
108,600 shares issued and outstanding at December 31, 2017 and 2016	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2017 and 2016	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at December 31, 2017 and 2016	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,596,866 and 118,017,626 shares issued and outstanding
at December 31, 2017 and 2016	11,860	11,802

Additional paid in capital	56,390,489	55,955,114

Deferred compensation	(31,250)	(9,167)

Accumulated deficit	(72,112,722)	(66,696,058)

STOCKHOLDERS' DEFICIT	(15,741,609)	(10,738,295)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$477,196	$613,289

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.
Consolidated Statements of Operations

	For the Years Ended
	Ended December 31,
	2017	2016

SALES	$-	$1,050

OPERATING EXPENSES
Sales and marketing	261,763	428,216
Product development	1,177,131	830,052
Integration and customer support	-	75,255
General and administrative	2,107,956	2,959,815
Total operating expenses	3,546,850	4,293,338

NET OPERATING LOSS	(3,546,850)	(4,292,288)

OTHER INCOME (EXPENSE)
Interest expense	(679,515)	(534,163)
Other income	-	1,085
Gain (loss) on disposition of intangibles and fixed assets	(117,177)	4,447
	(796,692)	(528,631)

NET LOSS	(4,343,542)	(4,820,919)

Less: Accrued preferred dividends	(1,073,122)	(1,073,122)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,416,664)	$(5,894,041)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.05)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	117,975,277	117,684,293

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.
Consolidated Statement of Changes in Stockholders’ Deficit
For the years ended December 31, 2017 and 2016

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Total

Balance, December 31, 2015	108,600	$11	28,378	$3	-	$-	117,517,626	$11,752	$54,203,451	$(72,188)	$(60,802,017)	$(6,658,988)

Issuance of restricted common stock for services	-	-	-	-	-	-	500,000	50	54,950	(55,000)	-	-
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	37,675	-	-	37,675
Revaluation of warrants	-	-	-	-	-	-	-	-	1,305,411	-	-	1,305,411
Fair value of options for services	-	-	-	-	-	-	-	-	436,127		-	436,127
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	45,833	-	45,833
Forfeited restricted common stock	-	-	-	-	-	-	-	-	(82,500)	72,188	-	(10,312)
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,073,122)	(1,073,122)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,820,919)	(4,820,919)

Balance, December 31, 2016	108,600	11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$(10,738,295)

Issuance of restricted common stock for services	-	-	-	-	-	-	650,000	65	97,435	(97,500)	-	-
Shares withheld for employee taxes on restricted stock issuance	-	-	-	-	-	-	(154,093)	(15)	(23,098)	-	-	(23,113)
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	145,597	-	-	145,597
Fair value of options for services	-	-	-	-	-	-	-	-	215,449		-	215,449
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	75,417	-	75,417
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,073,122)	(1,073,122)
Conversion of Preferred Stock Series A to Common Stock	(750)	-	-	-	-	-	83,333	8	(8)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(4,343,542)	(4,343,542)

Balance, December 31, 2017	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$(15,741,609)

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,343,542)	$(4,820,919)
Adjustments to reconcile net loss to net cash:
used in operating activities
Provision for bad debts	-	360
Fair value of options issued in exchange for services	215,449	436,127
Forfeiture of restricted stock	-	(10,312)
Fair value of common stock issued in exchange for services	75,417	45,833
Revaluation of options and warrants	-	1,305,411
Accretion of discount on notes payable	168,314	68,527
Depreciation and amortization	41,336	43,911
(Gain) loss on abandonment of patents and disposal of fixed assets	117,177	(4,447)
(Increase) Decrease in assets
Prepaid expenses	(57,300)	72,918
Deposits	(1,218)	31,800
Increase in liabilities
Accounts payable and accrued expenses	1,088,769	780,664

Net cash used in operating activities	(2,695,598)	(2,050,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(9,389)	-

Net cash used in investing activities	(9,389)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	122,250	9,000
Repayment of loans payable	(95,250)	(9,000)
Proceeds from convertible notes payable - stockholders	2,100,000	1,360,100
Proceeds from notes payable - stockholders	600,000	726,100
Repayment of notes payable - stockholders	(67,500)	-

Net cash provided by financing activities	2,659,500	2,086,200

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,487)	36,073

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	52,719	16,646

CASH AND CASH EQUIVALENTS - END OF YEAR	$7,232	$52,719

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Disposal of equipment in satisfaction of accounts payable	$-	$55,000
Accrued preferred dividend	$1,073,122	$1,073,122
Fair value of warrants issued as discount for note payable	$139,375	$37,675
Accrued commitment fees as discount on notes payable	$-	$22,508
Fair value of stock issued as deferred compensation	$97,500	$55,000
Accounts payable converted to convertible notes - stockholders	$-	$143,793
Accrued interest and commitment fees converted to 10% secured convertible
notes payable - stockholders	$-	$200,571
Exchange of unsecured notes payable into 10% secured convertible notes payable and
3.5% secured convertible notes payable	$-	$1,685,000
Forfeited restricted stock	$-	$82,500
Conversion of Preferred Stock Series A into common stock	$8	$-
Conversion of 10% secured convertible notes payable to 3.5% secured convertible notes payable	$800,000	$-
Conversion of notes payable to 3.5% secured convertible notes payable	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business
Rego Payment Architectures, Inc. was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, the Company changed its name from Virtual Piggy, Inc to Rego Payment Architectures, Inc.

Zoom Payment Solutions USA, Inc. was incorporated in the State of Nevada on December 6, 2017, as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  Zoom Payment Solutions USA, Inc. had no operations during the year ended December 31, 2017.

Zoom Payment Solutions, LLC was formed in the State of Delaware on December 15, 2017, and Rego Payment Architectures, Inc. owns 78% of the Zoom Payment Solutions, LLC.  Zoom Payment Solutions, LLC had no operations during the year ened December 31, 2017.

Rego Payment Architectures, Inc and its subsidiaries, Zoom Payment Solutions, LLC and Zoom Payment Solutions USA, Inc. (collectively, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  In addition, the Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

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

In addition, the Company is analyzing specific components of the platform technology  for individual monetization as well as exploring opportunities in the Business to Business (“B2B”) realm. The new architecture lends itself to provide closed network capability that allow B2B transactions outside of the traditional payment processing interchange services.  This reduces the cost of transacting between businesses.  Businesses that join the B2B will be able to perform instant settlements of transactions at lower fees than traditional services.

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

Basis of Presentation
The accompanying consolidated financial statements of Rego Payment Architectures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America.  All intercompany transactions have been eliminated in consolidation.

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

Patents and Trademarks

The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” ”Parent Match”  and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, two of which are pending, four of which have been allowed, and seven of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Income Taxes
The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

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

Advertising Costs
Advertising costs are expensed as incurred. Advertising costs were $0 for the years ended December 31, 2017 and 2016. These costs when incurred are included in sales and marketing expenses.

Product Development Costs
In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $1,117,131 and $830,052 for the years ended December 31, 2017 and 2016.

Loss Per Share
The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years ended December 31, 2017 and 2016, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

As of December 31, 2017 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017.  Since the Company is a development stage company with no revenue, the adoption on January 1, 2018 of this amendment will have no effect on the financial statements.  When the Company begins to recognize revenue, it will adhere to the guidance in the amendment.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.  We do not anticipate any material effects to the financial statements.

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

As of April 2, 2018, the Company has a cash position of approximately $8,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2018.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7

Depreciation expense related to property and equipment was $5,130 and $7,064 for the years ended December 31, 2017 and 2016 and is included in general and administrative expenses.

During the year ended December 31, 2017, the Company abandoned equipment and furniture and fixtures and recorded a loss on disposition of fixed assets of $11,900.  During the year ended December 31, 2016, the Company sold equipment and furniture and fixtures and recorded a gain on disposition of fixed assets of $4,447.

NOTE 4 - PATENTS AND TRADEMARKS

Costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years.  At December 31, 2017 and 2016, capitalized patent and trademark costs, net of accumulated amortization, were $411,090 and $552,573.  Amortization expense for patents and trademarks was $36,206 and $36,848 for the years ended December 31, 2017 and 2016.

During 2017 and 2016, the Company abandoned its application for several of its patents and trademarks. Accordingly, the Company recorded a loss on disposition of intangibles of $105,277 and $0 relating to costs previously capitalized with respect to these applications.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

The Company owed the current Chief Executive Officer a total of $27,998 and $0 as of December 31, 2017 and 2016, including unpaid salary of $25,690 and $0 and expenses of $2,309 and $0.

The Company owed the Chief Financial Officer a total of $9,330 and $17,011 as of December 31, 2017 and December 31, 2016, including unpaid salary of $9,299 and $16,969 and expenses of $31 and $42.

The Company owed the Secretary of the Company a total of $5,774 and $3,143 for unpaid salary as of December 31, 2017 and 2016.

The Company owed a company owned by a more than 5% beneficial owner $5,000 and $0 as of December 31, 2017 and 2016.

NOTE 6 – LOANS PAYABLE

During the year ended December 31, 2017, the Company received loans in the amount of $122,250 with no formal repayment terms and no interest.  The Company repaid $95,250 of these loans during the year ended December 31, 2017, leaving a balance of $27,000 as of December 31, 2017.

NOTE 7 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

On August 26, 2016, the Company exchanged in total $2,029,364, including principal amount of previously unsecured notes payable of $1,685,000, accounts payable of $143,793, accrued interest of $123,658 and commitment fees of $76,913, for 10% Secured Convertible Promissory Notes, which are due March 6, 2018.  Of these notes, $460,100 were subsequently exchanged for 3.5% Secured Convertible Notes (See Note 9).

During the year ended December 31, 2016, $199,000 of the 10% Secured Convertible Promissory Notes were exchanged for $199,000 of the 3.5% Secured Convertible Promissory Notes (Note 9) on terms comparable to the August 2016 exchange issuance.

During the year ended December 31, 2017, $800,000 of the 10% Secured Convertible Promissory Notes were exchanged for $800,000 of the 3.5% Secured Convertible Promissory Notes (Note 9) on terms comparable to the August 2016 exchange issuance.

The Notes are recorded as a current liability, in the amount of $3,460,264 and $4,260,264 as of December 31, 2017 and 2016.  Interest accrued on the notes was $952,693 and $575,022 as of December 31, 2017 and 2016.  Interest expense related to these notes payable was $377,670 and $226,793 for the years ended December 31, 2017 and 2016.

NOTE 8 – NOTES PAYABLE - STOCKHOLDERS

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

On January 29 and February 3, 2016, the Company entered into agreements with two stockholders that included notes payable in the aggregate amount of $90,000, and two-year warrants to purchase 18,000 shares of the Company’s common stock at $0.90. The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $1,321 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.5% to 135.6%, risk free interest rate of 0.72% to 0.76% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the notes payable for financial statement purposes.

On February 23, 2016, the Company entered into agreements with three stockholders that included notes payable in the aggregate amount of $26,000, and two-year warrants to purchase 5,200 shares of the Company’s common stock at $0.90 per share.  The notes bore interest at 10% per annum, and had the same repayment terms as above.  The warrants were valued at $345 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 135.4% to 135.9%, risk free interest rate of 0.71% to 0.78% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the notes payable for financial statement purposes.

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

On March 4, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $100,100, and two-year warrants to purchase 20,020 shares of the Company’s common stock at $0.90 per share. The note bore interest at 10% per annum, contained a commitment fee of 7.5% and had the same repayment terms as above.  The warrants were valued at $1,178 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 138.3%, risk free interest rate of 0.88% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On March 15, 2016, the Company entered into an agreement with a stockholder that included a note payable in the amount of $200,000, and two-year warrants to purchase 40,000 shares of the Company’s common stock at $0.90 per share.  The note bore interest at 10% per annum, contained a commitment fee of 7.5% and had the same repayment terms as above.  The warrants were valued at $2,682 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 139.3%, risk free interest rate of 0.98% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

On April 18, 2016, the Company entered into an agreement with two stockholders that included notes payable in the amount of $20,000 and two-year warrants to purchase 4,000 shares of Company common stock at an exercise price of $0.90 per share.  The Notes bore interest at 10% per annum and had the same repayment terms as above.  The warrants were valued at $112 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 146.9% to 149.2%, risk free interest rate of 0.75% to 0.80 and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.

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

The 7.5% commitment fees, amounting to $54,405, on certain of the Notes Payable were treated as a discount to the value of the notes payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the applicable note payable for financial statement purposes. The same amount was included in accrued interest until the liability is paid.

All of the foregoing notes payable, accrued interest and commitment fees, as of August 26, 2016, were exchanged for 10% Secured Promissory Notes on August 26, 2016 (See Note 7).

On December 29, 2016, the Company issued a $67,500 principal amount unsecured Promissory Note to an accredited investor pursuant to a Promissory Note Agreement.  The Investor received a five year Warrant to purchase 100,000 shares of Company common stock at an exercise price of $0.90 per share.  The note bears interest at a rate of ten percent (10%) per annum and matures one month after the issuance date, or on such earlier date that (i) the Company completes the closing of a specified joint venture agreement or (ii) the Company completes the sale of at least an additional $1 million of 10% Secured Convertible Promissory Notes.  The warrants were valued at $29,139, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.2%, risk free interest rate of 1.96% and expected option life of 5 years.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  This note was paid in full in November 2017.

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

On July 11, 2017, the Company issued a promissory note in the amount of $50,000 bearing interest at 10% per annum and maturing on July 25, 2017, along with warrants to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $7,126 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 166.9%, risk free interest rate of 1.6% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $6,237 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  This note was exchanged for a 3.5% Secured Promissory Note Payable on October 31, 2017 (See Note 9).

On August 23, 2017, the Company issued a promissory note in the amount of $250,000 bearing interest at 10% per annum and maturing on September 22, 2017, along with warrants to purchase 400,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $65,361 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 182.8%, risk free interest rate of 1.3% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $51,814 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  This note was exchanged for a 3.5% Secured Promissory Note Payable on October 31, 2017 (See Note 9).

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $28,945 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.3%, risk free interest rate of 1.8% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $28,945 in accordance with FASB ASC 835-30-25, Recognition and were accreted over the term of the note payable for financial statement purposes.  The note also includes a provision that the promissory note holder will receive an additional 25,000 warrants for each week that the payment of the principal is past due.    The promissory note holder received a additional warrants to purchase 50,000 shares of the Company’s common stock.  The warrants were valued at $10,383 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 201.7% to 236.2%, risk free interest rate of 1.9% and expected option life of 2 years.  The warrant value of $10,383 was expensed as of December 31, 2017.

The value of a previous discount to notes payable, incurred during the year ended December 31, 2016, was adjusted in the current period as a reduction of additional paid in capital in the amount of $8,785.

The notes payable are recorded as a current liability as of December 31, 2017 and 2016 in the amount of $100,000 and $38,361.  Interest accrued on the notes as of December 31, 2017 and 2016 was $5,065 and $8,249.  Interest expense, including accretion of discounts, related to these notes payable was $54,363 and $0 for the years ended December 31, 2017 and 2016.

NOTE 9 – 3.5% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

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

In February 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 8).

Also in February 2017, the Company issued an additional $150,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In March 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In April 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 8).

Also in April 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

On May 3, 2017, the 10% promissory note in the amount of $200,000 issued on January 20, 2017 was exchanged for New Secured Notes and the note holder received another 100,000 warrants to purchase the Company’s common stock at an exercise price of $0.90, expiring in three years (See Note 8).   These warrants were valued at $15,007 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $15,007 in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

In June 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 8).

Also in June 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In September 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In October 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 8).

Also in October 2017, two 10% promissory notes in the amount of $300,000 issued on July 11, 2017 and August 23, 2017 were exchanged for New Secured Notes (See Note 8).

In November 2017, the Company issued $500,000 aggregate principal amount of its New Secured Notes to an accredited investor.

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

The New Secured Notes are recorded as a current liability in the amount of $5,462,779 as of December 31, 2017 and a long-term liability in the amount of $2,069,200 as of December 31, 2016.  Interest accrued on the New Secured Notes was $148,299 and $19,833 as of December 31, 2017 and 2016.  Interest expense related to these notes payable was $136,429 and $19,833 for the years ended December 31, 2017 and 2016.

NOTE 10 - INCOME TAXES

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

At December 31, 2017, the Company has a net operating loss (“NOL”) that approximates $66 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2017	2016
Current	$-	$-
Deferred	(7,234,000)	(1,977,000)
Change in valuation allowance	7,234,000	1,977,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2017		December 31, 2016
	Amount	%	Amount	%
Income tax benefit at U.S.
federal income tax rate	$(1,520,000)	(34)	$(1,689,000)	(35)
State tax, net of federal tax effect	(261,000)	(6)	(289,000)	(6)
Non-deductible other expenses	2,000	-	1,000	-
Tax rate change	9,013,000	207	-	-
Change in valuation allowance	(7,234,000)	(167)	1,977,000	41

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2017 and 2016 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2017	2016

Deferred tax asset for NOL carryforwards	$(18,523,000)	$(24,084,000)
Deferred tax asset for stock based compensation	(887,000)	(2,560,000)
Valuation allowance	19,410,000	26,644,000

Net	$-	$-

In December 2017, the Tax Cuts and Jobs Act was enacted, which reduces the U.S. statutory corporate tax rate from 34% to 21% for tax years beginning in 2018, which resulted in the remeasurement of the federal porion of the Company’s deferred tax assets and valuation allowance as of December 31, 2017 from 34% to the new 21% tax rate.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses and temporary differences become deductible.  Management considered projected future taxable income and tax planning strategies in making this assessment.  The value of the deferred tax assets was offset by a valuation allowance, due to the current uncertainty of the future realization of the deferred tax assets.

The timing and mannner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.  Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

The Company follows FASB ASC 740.10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The adoption of FASB ASC 740.10 did not require an adjustment to the Company’s financial statements.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2017, the Company had no unrecognized tax benefits and no charge during 2017, and accordingly, the Company did not recognize any interest or penalties during 2017 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2017.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2014 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 11 – CONVERTIBLE PREFERRED STOCK

Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum.

On December 29, 2017, a Series A Preferred stockholder converted 750 shares of Series A Preferred Stock into 83,333 shares of the Company’s common stock.

Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2017. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The Warrants associated with the Series B Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series B Preferred Stock.

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

As of December 31, 2017, the value of the cumulative 8% dividends for all preferred stock was $3,950,546. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 12 – STOCKHOLDERS’ EQUITY

Warrant Amendments and Adjustments

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

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was a decrease in fair value of $16,985 during the year ended December 31, 2017 and an increase in fair value of $6,247 during the year ended December 31, 2016.  For the year ended December 31, 2017, the Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 151.1% to 201.5%, risk free interest rate of 1.55% to 2.20% to and expected life of 2.6 to 5 years.  For the year ended December 31, 2016, the Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 177.2%, risk free interest rate of 1.93% and expected life of 4.4 years.

Issuance of Restricted Shares
A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

On November 16, 2015, the Company agreed to issue 500,000 shares of restricted stock to the former chief executive officer (“CEO”), of which half vested immediately and the other half was to vest on the one year anniversary of the original grant.  The shares were valued at the closing stock price on the date of issuance which was $0.33, valuing the shares at $165,000, fair value, which were expensed over the vesting term.  The former CEO resigned on April 9, 2016.  The remaining value of the former CEO’s RSAs included in deferred compensation in the amount of $72,188 was reclassified to additional paid in capital upon her resignation and the Company reversed expense related to unvested restricted shares that were previously expensed as of December 31, 2015 in the amount of $10,312 upon her departure.

On April 14, 2016, the Company appointed the former Chief Executive Officer and Chairman of the Board, with such appointments taking effect on April 18, 2016.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he was employed on an at will basis at an annual salary of $240,000 during the first year of employment.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 500,000 shares of restricted stock, 250,000 of which vested immediately and the remainder was to vest on the one year anniversary of his employment.  The options were valued at $196,505 fair value using the Black-Scholes option pricing model to calculate the fair value, with the following assumptions: no dividend yield, expected volatility of 121.7%, risk free interest rate of 1.24%, and expected option life of 5 years.  The options were expensed over the term of his employment agreement.

The RSAs granted in April 2016 to the former CEO were valued at $55,000, fair value, based on the market price of the shares on the issuance date, which was $0.11.  The value of the 250,000 RSAs that vested immediately, or $27,500, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized over the term of his employment agreement.  For the years ended December 31, 2017 and 2016, $9,167 and $45,833 was expensed.

On October 25, 2017, the Company appointed a new Chief Executive Officer and Chairman of the Board.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he will be employed on an at will basis at an annual salary of $300,000 during the first year of employment.  He also received options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 650,000 shares of restricted stock, 400,000 of which vested immediately and the remainder vest on the one year anniversary of his employment.  The options were valued at $616,884 fair value using the Black-Scholes option pricing model to calculate the fair value, with the following assumptions: no dividend yield, expected volatility of 155.1%, risk free interest rate of 2.06%, and expected option life of 5 years.  The options are being expensed over the vesting period.

The RSAs granted in October 2017 to the new CEO were valued at $97,500 based on the market price of the shares on the issuance date, which was $0.15.  The value of the 400,000 RSAs that vested immediately, or $60,000, was expensed immediately and the remainder was recorded as deferred compensation and is being amortized over the vesting period.  The RSUs that vested in 2017 were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 154,000 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employee’s tax obligations to taxing authorities were approximately $23,000.  This net share settlement had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.  For the years ended December 31, 2017 and 2016, $66,250 and $0 was expensed.

NOTE 13 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2017, options to purchase 7,293,333 shares of common stock have been issued and are unexercised, and 7,856,667 shares are available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2017, under the 2013 Plan grants of restricted stock and options to purchase 2,276,666 shares of common stock have been issued and are unvested or unexercised, and 1,823,334 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the years ended December 31, 2017 and 2016:

	2017	2016

Risk Free Interest Rate	2.0%	1.2%
Expected Volatility	153.2%	136.0%
Expected Life (in years)	5	4.5
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.15	$0.10

The following table summarizes the activities for our stock options for the years ended December 31, 2017 and 2016:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2015	8,822,500	$0.76	2.6	$-

Granted	4,725,000	0.80

Cancelled/forfeited/expired	(2,152,501)	0.79

Balance December 31, 2016	11,394,999	0.77	2.3	179

Granted	6,750,000	0.90

Cancelled/forfeited/expired	(8,994,999)	0.80

Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Exercisable at December 31, 2017	3,338,330	$0.77	1.9	$64

Exercisable at December 31, 2017 and expected to
vest thereafter	9,150,000	$0.83	3.6	$66

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.24 for Company’s common stock on December 31, 2017.

During the years ended December 31, 2017 and 2016, the weighted average fair value of stock options granted during the year was $0.15 and $0.10.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

For the years ended December 31, 2017 and 2016, the Company expensed $215,449 and $436,127 relative to the fair value of stock options granted.

As of December 31, 2017, there was $686,357 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2017 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested options for the years ended December 31, 2017 and 2016:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2015	3,412,512	$0.10

Granted	4,725,000	0.09

Vested	(2,534,171)	0.20

Cancelled/forfeited/expired	(1,421,671)	0.24

Balance December 31, 2016	4,181,670	0.12

Granted	6,750,000	0.15

Vested	(1,836,667)	0.13

Cancelled/forfeited/expired	(3,283,333)	0.15

Balance December 31, 2017	5,811,670	$0.13

The following table summarizes the activities for the Company’s warrants for the years ended December 31, 2017 and 2016:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance December 31, 2015	26,365,896	$1.02	0.4	$160

Granted	231,700	0.90
Expired	(1,242,858)	0.10

Balance December 31, 2016	25,354,738	$1.07	0.4	$23

Granted	960,000	0.90
Expired	(25,123,038)	1.07

Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Exercisable at December 31, 2017	1,191,700	$0.90	1.9	$-

Exercisable at December 31, 2017 and expected to
vest thereafter	1,191,700	$0.90	1.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.24 for our common stock on December 31, 2017.

During the years ended December 31, 2017 and 2016, the weighted average fair value of warrants granted during the year was $0.90.

All warrants were vested on the date of grant.

NOTE 14 - OPERATING LEASES

For the years ended December 31, 2017 and 2016, total rent expense under leases amounted to $94,658 and $13,060.  At December 31, 2017, the Company was obligated for $1,218 per month through September 30, 2018 under a non-cancelable operating lease arrangement for property.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the certified public accounting firm owned by the current Chief Financial Officer billed $0 and $3,200 for accounting services of which all was paid as of December 31, 2017.

On August 26, 2016, the Company issued $100,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 to a member of the Company’s Board of Directors.

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month, plus expenses.  As of December 31, 2017 and 2016, the Company owed the consulting company $5,000 and $0 and paid $198,940 and $106,204 to the consulting company.  The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company has entered into a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month, plus expenses.  For the years ended December 31, 2017 and 2016, the Company has paid $55,000 and $38,570 to this consultant.

During the year ended December 31, 2017, the Company received $49,000 in non-interest bearing notes payable from one of its board members.  These notes payable were repaid in full during the year ended December 31, 2017.

NOTE 16 – SUBSEQUENT EVENTS

Zoom Payment Solutions, Inc. was incorporated in the State of Delaware on February 16, 2018, as a subsidiary of Rego Payment Architectures, Inc.  Rego Payment Architectures, Inc. owns 78 percent of Zoom Payment Solutions, Inc.  Zoom Payment Solutions, LLC, will be merged with Zoom Payment Solutions, Inc. and Zoom Payment Solutions, Inc. will be the surviving entity.  As of April 2, 2018, Zoom Payment Solutions, Inc. and Zoom Payment Solutions, LLC have received $183,250 for convertible notes payable.  Of the $183,250 in convertible notes, $122,750 was from stockholders of Rego Payment Architectures, Inc.  The notes are convertible into:

(i)	Common stock of a Canadian Company at the conversion price of $0.125 per share of common stock in the Canadian Company; or

(ii)	Common stock of Zoom Payment Solutions, Inc. at the conversion price of $500 per share of common stock;

Zoom Mining Solutions, Inc. was incorporated in the State of Delaware on February 19, 2018, as a wholly owned subsidiary of Zoom Payment Solutions, Inc.

The Company has issued warrants to purchase 325,000 shares of the Company’s common stock, with an exercise price of $0.90, to a stockholder in conjunction with notes payable issued in December 2017 (See Note 7).

From January 1, 2018 through the date of this report, the Company has received $42,265 from stockholders and repaid $32,450.

From January 1, 2018 through the date of this report, the Company has issued $250,000 of its 3.5% Convertible Notes.

On March 6, 2018, the 10% Secured convertible notes payable – stockholders were extended to September 6, 2018 from the maturity date of March 6, 2018.  The Company issued 692,020 warrants, with an exercise price of $0.90 expiring in 2 years, to purchase the Company’s common stock at a rate of 20,000 warrants for each $100,000 of 10% Secured convertible notes payable - stockholders outstanding.