Form 10-Q
period 2018-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2018-05-15
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,096,866 shares of common stock outstanding at May 15, 2018.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.
Condensed Consolidated Balance Sheets
March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,508	$7,232
Prepaid expenses	34,400	57,300
Deposits	1,218	1,218

TOTAL CURRENT ASSETS	39,126	65,750

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(4,773)
	-	356

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $141,329 and $134,023	403,784	411,090
	403,784	411,090

TOTAL ASSETS	$442,910	$477,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,333,207	$3,170,114
Accounts payable and accrued expenses - related parties	149,292	48,103
Loans payable	41,815	27,000
10% Secured convertible notes payable - stockholders	3,360,264	3,460,264
Notes payable - stockholder	100,000	100,000
3.5% Secured convertible notes payable - stockholders,
net of discount of $3,157 and $6,421	5,816,043	5,462,779
Convertible notes payable	183,250	-
Preferred stock dividend liability	4,218,826	3,950,545

TOTAL CURRENT LIABILITIES	17,202,697	16,218,805

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at March 31, 2018 and December 31, 2017	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2018 and December 31, 2017	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2018 and December 31, 2017	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
118,596,866 shares issued and outstanding at March 31, 2018
and December 31, 2017	11,860	11,860

Additional paid in capital	56,715,983	56,390,489

Deferred compensation	(21,875)	(31,250)

Accumulated deficit	(73,459,436)	(72,112,722)

Noncontrolling interests	(6,333)	-

STOCKHOLDERS' DEFICIT	(16,759,787)	(15,741,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442,910	$477,196

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	For the Three Months
	Ended March 31,
	2018	2017

SALES	$-	$-

OPERATING EXPENSES
Sales and marketing	8,200	206,918
Product development	174,501	446,711
General and administrative	571,939	507,793
Total operating expenses	754,640	1,161,422

NET OPERATING LOSS	(754,640)	(1,161,422)

OTHER EXPENSE
Interest expense	(330,227)	(189,568)

NET LOSS	(1,084,867)	(1,350,990)

Less: Accrued preferred dividends	(268,280)	(268,280)
Add: Net loss attributable to noncontrolling interests	6,433	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,346,714)	$(1,619,270)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	118,346,866	117,767,626

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total

Balance, December 31, 2017 (Audited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	191,737	-	-	-	191,737
Stock based compensation expense	-	-	-	-	-	-	-	-	133,757	-	-	-	133,757
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,280)	-	(268,280)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,078,434)	(6,333)	(1,084,767)

Balance, March 31, 2018 (Unaudited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,715,983	$(21,875)	$(73,459,436)	$(6,333)	$(16,759,787)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,084,867)	$(1,350,990)
Adjustments to reconcile net loss to net cash
used in operating activities:
Fair value of warrants issued for extension of notes payable	191,737	-
Stock based compensation expense	133,757	88,442
Amortization of deferred compensation	9,375	6,875
Accretion of discount on notes payable	3,264	62,349
Depreciation and amortization	7,663	10,669
Decrease in assets
Prepaid expenses	22,900	-
Increase in liabilities
Accounts payable and accrued expenses	163,193	416,643
Accounts payable and accrued expenses - related parties	101,189	3,542
Net cash used in operating activities	(451,789)	(762,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	42,265	25,000
Repayment of loans payable	(27,450)	-
Proceeds from convertible notes payable - stockholders	250,000	500,000
Proceeds from notes payable - stockholders	-	200,000
Proceeds from convertible notes payable	183,250	-
Repayment of notes payable - stockholders	-	(10,800)

Net cash provided by financing activities	448,065	714,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,724)	(48,270)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,232	52,719

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,508	$4,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividend	$268,280	$268,280

Fair value of warrants issued as discount for note payable	$-	$33,210

Exchange of 10% secured convertible notes payable for 3.5% secured convertible notes payable	$100,000	$-

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.
Notes to the Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, the Company changed its name from Virtual Piggy, Inc. to Rego Payment Architectures, Inc.

Zoom Payment Solutions USA, Inc. was incorporated in the state of Nevada on December 6, 2017, as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  Zoom Payment Solutions USA, Inc. had no operations during the three months ended March 31, 2018.

Zoom Payment Solutions, LLC was formed in the state of Delaware on December 15, 2017, and Rego Payment Architectures, Inc. owns 78% of Zoom Payment Solutions, LLC.

Zoom Payment Solutions, Inc. (“ZPS”) was incorporated in the state of Delaware on February 16, 2018, as a subsidiary of Rego Payment Architectures, Inc.  Rego Payment Architectures, Inc. owns 78% of Zoom Payment Solutions, Inc.  Zoom Payment Solutions, LLC, will be merged with ZPS and ZPS will be the surviving entity. ZPS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

Zoom Mining Solutions, Inc. was incorporated in the State of Delaware on February 19, 2018, as a wholly owned subsidiary of ZPS. There were minimal operations during the three months ended March 31, 2018.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

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

Revenues generated from this system are anticipated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

The Company has licensed its technology to ZPS, which is developing new markets for the use of the platform and its blockchain technology including the auto, consumer packaged goods and cryptocurrency industries.

The Company’s principal office is located in Cerritos, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. There were no material effects to the financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.  There were no material effects to the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of May 15, 2018, the Company has a cash position of approximately $35,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through December 31, 2018.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2018 and December 31, 2017, the Company owed the Chief Executive Officer a total of $71,200 and $27,998, including $67,498 and $25,690 in unpaid salary and expenses of $3,702 and $2,308.

As of March 31, 2018 and December 31, 2017, the Company owed the Chief Financial Officer $25,256 and $9,331 including $25,256 and $9,299 in unpaid salary and expenses of $0 and $32 .

Additionally as of March 31, 2018 and December 31, 2017, the Company owed the Secretary $15,036 and $5,774 in unpaid salary.

The Company owed a company owned by a more than 5% beneficial owner $37,800 and $5,000 as of March 31, 2018 and December 31, 2017.

NOTE 4 – LOANS PAYABLE

During the three months ended March 31, 2018, the Company received loans in the amount of $42,265 with no formal repayment terms and no interest.  The Company repaid $27,450 of these loans during the three months ended March 31, 2018.  The balance of the loans payable as of March 31, 2018 and December 31, 2017 was $41,815 and $27,000.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended to September 6, 2018 with the consent of the Note holders.

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

During the first quarter of 2018, $100,000 of the Notes were exchanged for $100,000 of the 3.5% Secured convertible notes payable – stockholders (see Note 7).

On March 6, 2018, the Company issued 2 year warrants to purchase 692,020 shares of the Company’s common stock to the 10% Secured convertible note holders at an exercise price of $0.90, as consideration for the note holders extending the maturity date of the notes payable to September 6, 2018.  The warrants were valued at $128,803, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant value of $128,803 was expensed immediately during the three months ended March 31, 2018 as interest expense.

The assumptions related to the use of the Black-Scholes option pricing model for warrants and options, during the three months ended March 31, 2018 are as follows: no dividend, yield, expected volatility of 203.5% to 205.6%, risk free interest rate of 1.96% to 2.28% and expected term of 2.0 years.

The Notes are recorded as a current liability as of March 31, 2018 and December 31, 2017 in the amount of $3,360,264 and $3,460,264.  Interest accrued on the Notes was $1,041,199 and $952,693 as of March 31, 2018 and December 31, 2017.  Interest expense related to these Notes payable was $88,507 and $103,370 for the three months ended March 31, 2018 and 2017.

NOTE 6 – NOTES PAYABLE - STOCKHOLDER

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three months ended March 31, 2018, the promissory note holder received additional warrants to purchase 325,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $62,934 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 201.7% to 236.2%, risk free interest rate of 1.9% and expected option term of 2 years.  The warrant value of $62,934 was expensed as interest expense during the three months ended March 31, 2018.

The notes payable are recorded as a current liability as of March 31, 2018 and December 31, 2017 in the amount of $100,000.  Interest accrued on the notes as of March 31, 2018 and December 31, 2017 was  $5,065.  Interest expense, including accretion of discounts, related to these notes payable was $62,934 and $67,886 for the three months ended March 31, 2018 and 2017.

NOTE 7 – 3.5% SECURED CONVERTIBLE NOTES PAYABLE

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 3.5% Secured Convertible Promissory Notes due June 30, 2018 (the “New Secured Notes”) to certain accredited investors (“investors”).  The Company issued additional New Secured Notes during 2016 and 2017.

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

In March 2018, the Company issued $350,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $250,000 in cash and the exchange of $100,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 5).

The New Secured Notes are recorded as a short-term liability in the amount of $5,716,043 and $5,462,779, net of discount of $3,157 and $6,421 as of March 31, 2018 and December 31, 2017.  Interest accrued on the New Secured Notes was $195,018 and $148,299 as of March 31, 2018 and December 31, 2017.  Interest expense, including accretion of discounts, related to these notes payable was $49,983 and $18,312 for the three months ended March 31, 2018 and 2017.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the first quarter of 2018, Zoom Payment Solutions, Inc. and Zoom Payment Solutions, LLC received $183,250 for convertible notes payable.  The notes are non-interest bearing.  Of the $183,250 in convertible notes, $122,750 was from stockholders of Rego Payment Architectures, Inc.  The notes are convertible within 90 days of issuance into:

(i)	Common stock of Oil Optimization Inc., a company traded on the Toronto Stock Exchange, at the conversion price of $0.125 per share of common stock in the Canadian Company; or

(ii)	Common stock of Zoom Payment Solutions, Inc. at the conversion price of $500 per share of common stock;

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2018, and there was no accrual for uncertain tax positions as of March 31, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at an original fair market value of $3,489,000 at April 30, 2014 and $0 at March 31, 2018 and December 31, 2017.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of March 31, 2018, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of March 31, 2018, the value of the cumulative 8% dividends for all preferred stock was $4,218,826.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

During the three months ended March 31, 2018 and 2017, the Company expensed $9,375 and $6,875 relative to restricted stock awards.

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2018, options to purchase 7,273,333 shares of common stock have been issued and are unexercised, and 7,876,667 shares are available for grants under the 2008 Plan. The 2008 Plan expiration date was extended for one year to March 3, 2019 by the Board of Directors.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2018, under the 2013 Plan grants of restricted stock and options to purchase 1,921,666 shares of common stock have been issued and are unvested or unexercised, and 1,928,334 shares of common stock remain available for grants under the 2013 Plan.

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

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Expired	(155,000)	$1.19	-	-

Balance March 31, 2018	8,995,000	0.82	3.4	57

Exercisable at March 31, 2018	3,244,996	$0.75	1.8	$56

Exercisable at March 31, 2018 and expected to
vest thereafter	8,995,000	$0.82	3.4	$57

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.23 for the Company’s common stock on March 31, 2018.

For the three months ended March 31, 2018 and 2017, the Company expensed $133,756 and $88,442 with respect to options.

In accordance with FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees, share based compensation with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, “Compensation—Stock Compensation—Awards Classified as Equity.” As such the Company has revalued certain stock options with consultants and determined that there was an aggregate decrease in fair value of $2,866 for the three months ended March 31, 2018.

As of March 31, 2018, there was $549,734 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2018 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested stock options for the three months ended March 31, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2017	5,811,670	$0.13

Vested	(61,666)	0.37

Balance March 31, 2018	5,750,004	0.13

The following table summarizes the activities for the Company’s warrants for the three months ended March 31, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Granted	1,017,020	0.90	1.9	-
Expired	(96,700)	0.90	-	-

Balance March 31, 2018	2,112,020	$0.90	1.8	$-

Exercisable at March 31, 2018	2,112,020	$0.90	1.9	$-

Exercisable at March 31, 2018 and expected to
vest thereafter	2,112,020	$0.90	1.9	$-

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.23 for the Company’s common stock on March 31, 2018.

All warrants were vested on the date of grant.

NOTE 13 – OPERATING LEASES

For the three months ended March 31, 2018 and 2017, total rent expense under leases amounted to $4,967 and $34,950.  At March 31, 2018, the Company was obligated for $1,218 per month through September 30, 2018 under a non-cancelable operating lease arrangement for property.

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three months ended March 31, 2018 and 2017, the Company expensed $45,000 and $55,811 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three months ended March 31, 2018 and 2017, the Company paid $15,000 to this consultant.

NOTE 15 – SUBSEQUENT EVENTS

The Company has issued 2 year warrants to purchase 150,000 shares of the Company’s common stock, with an exercise price of $0.90, to a stockholder in conjunction with notes payable issued in December 2017 (See Note 7).

From April 1, 2018 through the date of this report, the Company has received loans from stockholders in the amount of $37,650 and repaid $34,025.

On April 12, 2018, the Company issued options to purchase 750,000 shares of the Company’s common stock to two Board members, the Chief Financial Officer and the company owned by a more than 5% stockholder, for a total of 3 million options.  The options have an exercise price of $0.2595, vest immediately and have a term of 5 years, with a fair value of $728,345, which will be expensed immediately.

In April 2018, Crowd Cart, Inc. issued 500,000 share of its stock to the Company, for a 5% ownership interest in Crowd Cart, Inc. and the Company issued 500,000 shares of its stock to Crowd Cart, Inc. pursuant to a Stock Issuance and Stock Option Agreement.  Crowd Cart, Inc. has the option to receive an additional 500,000 shares of the Company’s common stock upon either:

1.	The formation of Zoom Mining Solutions, Inc. and the closing on a minimum 200 bitcoin mining machines being acquired into Zoom Mining Solutions, Inc. or
2.	The contribution of $500,000 in equity capital into Zoom Payment Solutions by investors introduced by Crowd Cart.

The option expires June 16, 2018.

The Company received $200,000, in May 2018, as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended March 31, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended March 31, 2018 and 2017 we did not generate any revenue.  For the three months ended March 31, 2018 and 2017, we had a net loss of $1,084,867 and $1,350,990.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2018 were $8,200 as compared to $206,918 for the three months ended March 31, 2017, a decrease of $198,718. The Company has focused its resources on the development of the platform, during the three months ended March 31, 2018.

Product Development

Product development expenses were $174,501 and $446,711 for the three months ended March 31, 2018 and 2017, a decrease of $272,210. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor during the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses increased $64,146 to $571,939 for the three months ended March 31, 2018 from $507,793 for the three months ended March 31, 2018. The increase resulted primarily from consulting fees, professional fees from the formation of new subsidiaries and the legal documents necessary for their operations.

Interest Expense

During the three months ended March 31, 2018, the Company incurred interest expense of $330,227 as compared to $189,568 for the three months ended March 31, 2017, an increase of $140,659. The increase in interest expense relates to the issuance of additional 3.5% convertible notes and the fair value of warrants related to convertible notes payable to a stockholder.

Liquidity and Capital Resources

As of May 15, 2018, we had cash on hand of approximately $35,000.

Net cash used in operating activities decreased $310,581 to $451,889 for the three months ended March 31, 2018 as compared to $762,470 for the three months ended March 31, 2017.  The increase resulted primarily from a reduction in the net loss from operations.

Net cash provided by financing activities decreased by $266,135 to $448,065 for the three months ended March 31, 2018 from $714,200 for the three months ended March 31, 2017.  Cash provided by financing activities during the three months ended March 31, 2018, consisted of convertible notes payable to provide capital to continue operations.

Subsequent to March 31, 2018, the Company raised gross proceeds of $55,000 through the issuance of convertible notes payable.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond May, 2018.

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

 Off-Balance Sheet Arrangements

As of March 31, 2018, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2017. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, Revenue Recognition (Codified in FASB ASC 606), we will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, we have generally recognized revenue from our prior Oink product at the time of the sale of the associated goods.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2018, the Company issued an additional $250,000 aggregate principal amount of its New Secured Notes to  accredited investors.

The foregoing issuances were conducted as private placements, which were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

See Note 7 to the financial statements contained herein for a description of the terms of the New Secured Notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10.1	License Agreement Between Rego Payment Architechtures, Inc. and Zoom Payment Solutions, Inc.

10.2	Form of Simple Agreement for Future Equity

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
Date: May 15, 2018