Form 10-Q
period 2018-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2018-08-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at August 14, 2018.

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

3

 ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,244	$7,232
Prepaid expenses	21,500	57,300
Deposits	1,218	1,218

TOTAL CURRENT ASSETS	23,962	65,750

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(4,773)
	-	356

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $148,645 and $134,023	396,467	411,090
Investment	115,000	-
	511,467	411,090

TOTAL ASSETS	$535,429	$477,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,606,909	$3,170,114
Accounts payable and accrued expenses - related parties	227,069	48,103
Loans payable	98,700	27,000
Deferred revenue	200,000	-
10% Secured convertible notes payable - stockholders	3,360,264	3,460,264
Notes payable - stockholder	100,000	100,000
3.5% Secured convertible notes payable - stockholders,
net of discount of $0 and $6,421	5,894,200	5,462,779
Convertible notes payable	60,000	-
Preferred stock dividend liability	4,487,106	3,950,545

TOTAL CURRENT LIABILITIES	18,034,248	16,218,805

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at June 30, 2018 and December 31, 2017	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2018 and December 31, 2017	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2018 and December 31, 2017	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866, and 118,596,866 shares issued and outstanding at June 30, 2018 and December 31, 2017	11,960	11,860

Additional paid in capital	58,205,076	56,390,489

Deferred compensation	(12,500)	(31,250)

Accumulated deficit	(75,691,910)	(72,112,722)

Noncontrolling interests	(11,459)	-

STOCKHOLDERS' DEFICIT	(17,498,819)	(15,741,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$535,429	$477,196

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

SALES	$-	$-	$-	$-

OPERATING EXPENSES
Sales and marketing	5,163	19,657	13,363	226,575
Product development	314,679	305,215	489,180	751,926
General and administrative	1,435,925	604,090	2,007,864	1,111,883
Total operating expenses	1,755,767	928,962	2,510,407	2,090,384

NET OPERATING LOSS	(1,755,767)	(928,962)	(2,510,407)	(2,090,384)

OTHER EXPENSE
Interest expense	(213,452)	(126,076)	(543,679)	(315,644)

NET LOSS	(1,969,219)	(1,055,038)	(3,054,086)	(2,406,028)

LESS: Accrued preferred dividends	(268,281)	(268,280)	(536,561)	(536,561)
Net loss attributable to noncontrolling interests	5,026	-	11,459	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,232,474)	$(1,323,318)	$(3,579,188)	$(2,942,589)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.01)	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,180,199	117,934,293	$118,680,199	117,850,959

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total
Balance, December 31, 2017 (Audited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	266,564	-	-	-	266,564
Issuance of common stock for settlement of litigation	-	-	-	-	-	-	500,000	50	169,400	-	-	-	169,450
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Fair value of options for services	-	-	-	-	-	-	-	-	1,080,423	-	-	-	1,080,423
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	18,750	-	-	18,750
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(536,561)	-	(536,561)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	183,250	-	-	-	183,250
Net loss	-	-	-	-	-	-	-	-	-	-	(3,042,627)	(11,459)	(3,054,086)

Balance, June 30, 2018 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$58,205,076	$(12,500)	$(75,691,910)	$(11,459)	$(17,498,819)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,054,086)	$(2,406,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for extension of notes payable	266,564	-
Fair value of options issued in exchange for services	1,080,422	181,733
Fair value of common stock issued in exchange for services	18,750	9,167
Fair value of common stock issued for settlement of litigation	169,450	-
Accretion of discount on notes payable	6,421	64,407
Depreciation and amortization	14,978	21,589
(Increase) decrease in assets
Prepaid expenses	35,800	(25,000)
Increase in liabilities
Accounts payable and accrued expenses	436,795	606,665
Accounts payable and accrued expenses - related parties	178,968	33,059
Deferred revenue	200,000	-

Net cash used in operating activities	(645,938)	(1,514,408)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(9,389)

Net cash used in investing activities	-	(9,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	131,175	59,000
Repayment of loans payable	(59,475)	(30,000)
Proceeds from convertible notes payable - stockholders	325,000	1,300,000
Proceeds from notes payable - stockholders	-	200,000
Repayment of notes payable - stockholders	-	(10,800)
Proceeds from convertible notes payable	243,250	-

Net cash provided by financing activities	639,950	1,518,200

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,988)	(5,597)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,232	52,719

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,244	$47,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$536,561	$536,561

Fair value of warrants issued as discount for note payable	$-	$48,218

Exchange of 10% secured convertible notes payable for 3.5% secured convertible notes payable	$100,000	$600,000

Exchange of notes payable for 3.5% secured convertible notes payable	$-	$200,000

Issuance of common stock for investment	$115,000	$-

Conversion of convertible notes payable for equity	$183,250	$-

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to the Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.   Effective February 28, 2017, Virtual Piggy, Inc. changed its name to Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

Management believes that building on its Children’s Online Privacy Protection Act (“COPPA”) advantage, the future of the Company will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its OINK.com brand.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from this system are anticipated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

ZOOM Payment Solutions, LLC (“ZPS, LLC”)

ZPS, LLC was formed in the state of Delaware on December 15, 2017, and Rego Payment Architectures, Inc. owned 78% of ZPS, LLC.  At June 30, 2018, the Company has decided to dissolve ZPS, LLC.

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of Rego Payment Architectures, Inc.  Rego Payment Architectures, Inc. owns 78% of Zoom Payment Solutions, Inc.  ZS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

The Company has licensed its technology to ZS (formerly Zoom Payment Solutions, Inc.), as the Company determined that to extend the Company’s business runway, the Company needed to adapt its technology to include blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017, as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for Oink (a payment platform owned by REGO) and access to the patents from REGO and will be launching a fully COPPA compliant platform in third quarter of 2018. ZPS is also currently in discussions with several Northwest Arkansas (“NW”) companies to provide a white label payments application for their employees inclusive of a family wallet as well as financial literacy education. ZPS has also commenced initial discussions with a communications company from Montreal, Canada to collaborate on global payments solutions for the unbanked and underbanked.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated on April 20, 2018 as an 85% owned subsidiary of ZS. This company focuses on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries. ZBS provides a boutique agency approach to work with companies in NW Arkansas to build disruptive networks that will provide an enhanced customer experience, drive efficiency and build transparency and trust from the consumer base. ZBS has commenced discussions and is under a Non-Disclosure Agreement with a leading retailer to provide a blockchain solution for the enterprise.

ZBS is also negotiating a joint venture in the auto sector to develop a disruptive play, powered by blockchain, that will enable a consumer centric approach to buying and selling cars as well as provide a concierge approach to car supply and maintenance.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS and will be providing blockchain solutions to the auto industry. There were minimal operations during the three and six months ended June 30, 2018.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS provides highly secure cloud storage as a service with the following benefits:

END-TO-END PRIVATE CONNECTIVITY – The network of meshed carrier class private circuits will provide a secure, low latency private cloud experience. The speed, security, and bandwidth are simultaneously increased in the network, as well as the enterprises productivity.

UNLIMITED CLOUD CAPABILITES - The data resides in a dedicated environment called a Hyperscale Converged Cloud Infrastructure, which is a leading-edge technology. Through an intuitive platform interface, the team will design, test, develop, manage, and deploy networks from anywhere. This includes, but is not limited to, virtualized, scalable work environments, scalable storage capabilities, state-of-the-art voice and unified communications solutions, cloud computing, backup and more.

SMARTLY DESIGNED - The Cloud platform will be custom-engineered on purpose-built hardware to deliver a highly-efficient and dense infrastructure to the market. Through proprietary Software Defined Distributed Virtual Routing, the consumer gets increased network speeds, agility, scalability and reduced latency as well as application mobility, security, data integrity and, most importantly, control.

The Company’s principal office is located in Cerritos, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. There were no material effects to the financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods an services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been deliveered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company’s current monetization model is to license its platform to merchants to enable them to provide COPPA compliant services for themselves and their customers and to license its technology to joint ventures in specified verticals.

As of August 14, 2018, the Company has a cash position of approximately $90,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through August 31, 2018.

NOTE 3 – INVESTMENT

In April 2018, Crowd Cart, Inc. issued 500,000 shares of its stock to the Company, for a 5% ownership interest in Crowd Cart, Inc. and the Company issued 500,000 shares of its stock to Crowd Cart, Inc., at a fair value of $115,000, pursuant to a Stock Issuance and Stock Option Agreement.  Crowd Cart, Inc. has the option to receive an additional 500,000 shares of the Company’s common stock upon either:

1.	The formation of Zoom Mining Solutions, Inc. and the closing on a minimum 200 bitcoin mining machines being acquired into Zoom Mining Solutions, Inc. or

2.	The contribution of $500,000 in equity capital into Zoom Payment Solutions by investors introduced by Crowd Cart.

The option expired July 30, 2018.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2018 and December 31, 2017, the Company owed the Chief Executive Officer a total of $103,054 and $27,998, including $102,034 and $25,690 in unpaid salary and expenses of $1,020 and $2,308.

As of June 30, 2018 and December 31, 2017, the Company owed the Chief Financial Officer $45,765 and $9,331 including $45,765 and $9,299 in unpaid salary and expenses of $0 and $32 .

The Company owed the Secretary of the Company a total of $0 and $5,774 for unpaid salary as of June 30, 2018 and December 31, 2017.

The Company owed a company owned by a more than 5% beneficial owner $70,250 and $5,000 as of June 30, 2018 and December 31, 2017.

Additionally as of June 30, 2018 and December 31, 2017, the Company owed the son of a more than 5% beneficial owner $8,000 and $0, pursuant to a consulting agreement.

NOTE 5 – LOANS PAYABLE

During the six months ended June 30, 2018, the Company received loans in the amount of $131,175 with no formal repayment terms and 10% interest on loans after May 22, 2018 amounting to $71,260.  The Company repaid $59,475 of these loans during the six months ended June 30, 2018.  The balance of the loans payable as of June 30, 2018 and December 31, 2017 was $98,700 and $27,000. Interest accrued on the loans was $5,741 and $0 as of June 30, 2018 and December 31, 2017.  Interest expense related to these loans payable was $676 for the three and six months ended June 30, 2018 and $1,295 and $2,589 for the three and six months ended June 30, 2017.

NOTE 6 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

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

During the first quarter of 2018, $100,000 of the Notes were exchanged for $100,000 of the 3.5% Secured Convertible Notes (See Note 9).

On March 6, 2018, the Company issued 2 year warrants to purchase 692,020 shares of the Company’s common stock to the 10% Secured convertible note holders at an exercise price of $0.90, as consideration for the note holders extending the maturity date of the notes payable to September 6, 2018.  The warrants were valued at $128,803, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant value of $128,803 was expensed immediately as interest expense. The assumptions related to the use of the Black-Scholes option pricing model for warrants and options, during the three months ended March 31, 2018 are as follows: no dividend, yield, expected volatility of 203.5% to 205.6%, risk free interest rate of 1.96% to 2.28% and expected term of 2.0 years.

The Notes are recorded as a current liability as of June 30, 2018 and December 31, 2017 in the amount of $3,360,264 and $3,460,264.  Interest accrued on the Notes was $1,129,706 and $952,693 as of June 30, 2018 and December 31, 2017.  Interest expense other than the warrant related interest expense above, related to these Notes payable was $88,507 and $177,013 for the three and six months ended June 30, 2018 and $95,096 and $198,465 for the three and six months ended June 30, 2017.

NOTE 8 – NOTES PAYABLE - STOCKHOLDER

On December 14, 2017, the Company issued a promissory note in the amount of $100,000, which is non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three and six months ended June 30, 2018, the promissory note holder received additional warrants to purchase 325,000 shares and 650,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $137,761, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 193.8% to 223.4%, risk free interest rate of 1.96% to 2.56% and expected option term of 2 years.  The warrant value of $137,761 was expensed as interest expense of $74,827 and $137,761 during the three and six months ended June 20, 2018.

The notes payable are recorded as a current liability as of June 30, 2018 and December 31, 2017 in the amount of $100,000.  Interest accrued on the notes as of June 30, 2018 and December 31, 2017 was  $0.  Interest expense representing the fair value of warrants related to these notes payable was $74,827 and $137,761 for the three and six months ended June 30, 2018 and $0 for the three and six months ended June 30, 2017.

NOTE 9 – 3.5% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

In March 2018, the Company issued $350,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $250,000 cash and the exchange of $100,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 7).

In June 2018, the Company issued $75,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

The New Secured Note holders as of June 28, 2018 agreed to extend the maturity date of the notes to June 30, 2019. The Company has agreed to increase the interest rate on the New Secured Notes from 3.5% to 4.0%.

The New Secured Notes are recorded as a short-term liability in the amount of $5,894,200 and $5,462,779, net of discount of $0 and $6,421 as of June 30, 2018 and December 31, 2017.  Interest accrued on the New Secured Notes was $241,033 and $148,299 as of June 30, 2018 and December 31, 2017.  Interest expense, including accretion of discounts, related to these notes payable was $49,442 and $99,426 for the three and six months ended June 30, 2018 and $27,221 and $49,369 for the three and six months ended June 30, 2017.

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Through June 30, 2018, Zoom Payment Solutions, Inc. and Zoom Payment Solutions, LLC received $243,250 for convertible notes payable.  The notes are non-interest bearing.  The notes were convertible within 90 days of issuance into:

(i)	Common stock of Oil Optimization Inc., a company traded on the Toronto Stock Exchange, at the conversion price of $0.125 per share of common stock in Oil Optimization, Inc.; or

(ii)	Common stock of Zoom Payment Solutions, Inc. at various conversion prices per share of common stock;

As of June 30, 2018, the Company converted $183,250 of the convertible notes into 8,929 shares of Zoom Solutions, Inc. common stock in accordance with the individual convertible note agreements.

NOTE 11 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2018, and there was no accrual for uncertain tax positions as of June 30, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at an original fair market value of $3,489,000 at April 30, 2014 and $0 at June 30, 2018 and December 31, 2017.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of June 30, 2018, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of June 30, 2018, the value of the cumulative 8% dividends for all preferred stock was $4,487,106.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 13 – STOCKHOLDERS’ EQUITY

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

During the three and six months ended June 30, 2018, the Company expensed $9,375 and $18,750 and for the three and six months ended June 30, 2017, $2,292 and $9,167 relative to restricted stock awards.

In June 2018, the Company issued 500,000 shares of common stock, fair value $169,450 as a settlement for litigation.

NOTE 14 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2018, options to purchase 8,723,333 shares of common stock have been issued and are unexercised, and 6,426,667 shares are available for grants under the 2008 Plan. The 2008 Plan expiration date was extended for one year to March 3, 2019 by the Board.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2018, under the 2013 Plan grants of restricted stock and options to purchase 4,971,666 shares of common stock have been issued and are outstanding or unexercised, and 28,334 shares of common stock remain available for grants under the 2013 Plan.

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

On April 12, 2018, the Company issued options to purchase 750,000 shares of the Company’s common stock to two Board members, the Chief Financial Officer and the company owned by a more than 5% stockholder, for a total of three million options.  The options have an exercise price of $0.2595, vest immediately and have a term of 5 years, with a fair value of $728,345 in total, which was expensed immediately.

On June 6, 2018, the Company issued options to purchase 200,000 shares of the Company’s common stock to a consultant.  The options have an exercise price of $0.2595, vest immediately and have a term of 5 years, with a fair value of $58,330, which was expensed immediately.

On June 11, 2018, the Company issued options to purchase 500,000 shares of the Company’s common stock to an employee.  The options have an exercise price of $0.90, 1/3 vested immediately and the remainder will vest over 2 years. The options have a term of 5 years, with a fair value of $138,277, which will be expensed over the vesting period.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted during the six months ended June 30, 2018:

2018

Risk Free Interest Rate	2.64%
Expected Volatility	162.7%
Expected Life (in years)	5
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.25

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Granted	3,700,000	0.35
Expired	(505,000)	1.69	-	-

Balance June 30, 2018	12,345,000	$0.65	3.8	305

Exercisable at June 30, 2018	6,270,000	$0.44	3.4	$293

Exercisable at June 30, 2018 and expected to
vest thereafter	12,345,000	$0.65	3.8	$305

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.31 for the Company’s common stock on June 30, 2018.

For the three and six months ended June 30, 2018, the Company expensed $946,666 and $1,080,422 and $93,366 and $181,733 for the three and six months ended June 30, 2017 with respect to options.

In accordance with FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees, share based compensation with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, Compensation—Stock Compensation—Awards Classified as Equity. Upon the adoption of FASB ASU No. 2018-07, the Company has revalued certain stock options with consultants and determined that there was an aggregate increase in fair value of $4,208 for the six months ended June 30, 2018. Also upon the adoption of FASB ASU No. 2018-07, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

As of June 30, 2018, there was $522,067 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.4 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at June 30, 2018 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the Company’s unvested stock options for the six months ended June 30, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2017	5,811,670	$0.13

Granted	3,700,000	0.25
Vested	(3,436,670)	0.28

Balance June 30, 2018	6,075,000	0.14

 The following table summarizes the activities for the Company’s warrants for the six months ended June 30, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Granted	1,342,020	0.90	1.0	-
Expired	(131,700)	0.90	-	-

Balance June 30, 2018	2,402,020	$0.90	1.7	$-

Exercisable at June 30, 2018	2,402,020	$0.90	1.7	$-

Exercisable at June 30, 2018 and expected to
vest thereafter	2,402,020	$0.90	1.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.31 for the Company’s common stock on June 30, 2018.

All warrants were vested on the date of grant.

NOTE 15 – OPERATING LEASES

For the three and six months ended June 30, 2018, total rent expense under leases amounted to $16,705 and $21,672.  For the three and six months ended June 30, 2017, total rent expense under leases amounted to $43,725 and $78,675. At June 30, 2018, the Company was obligated for $4,633 per month through September 30, 2018 under a non-cancelable operating lease arrangements for property.

The Company was also obligated under an operating lease arrangement for $3,223 per month with the first six months free through April 20, 2019. The Company is expensing $1,612 per month pursuant to this lease.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three and six months ended June 30, 2018, the Company expensed $45,000 and $90,000 and for the three and six months ended June 30, 2017, the Company expensed $39,500 and $79,500 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three and six months ended June 30, 2018 and 2017, the Company expensed $15,000 and $30,000 to this consultant.

NOTE 17 – SUBSEQUENT EVENTS

The Company has issued 2 year warrants to purchase 150,000 shares of the Company’s common stock, from June 30, 2018 through the date of this report, with an exercise price of $0.90, to a stockholder in conjunction with notes payable issued in December 2017 (See Note 8).

From April 1, 2018 through the date of this report, the Company has received loans from stockholders in the amount of $8,000 and repaid $7,100.

On July 23, 2018, the Company issued options to purchase in aggregate 800,000 shares of the Company’s common stock to eight employees. The options have an exercise price of $0.90, vest 266,667 immediately and the remainder over two years. The options have a term of five years with a fair value of $199,127.

In July and August 2018, the Company issued $491,885 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $295,943 and the exchange of $195,942 outstanding principal amount of 10% Secured Convertible Notes.

In July and August 2018, the Company converted $60,000 of the convertible notes payable into 15,000 shares of Zoom Solutions, Inc. common stock in accordance with the individual convertible note agreements.

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

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we intend to provide technology and services to allow transactions with children in compliance with COPPA and similar international privacy laws.  We believe that this particular opportunity is relatively untapped and intend to be a leading provider of online transactions for children.

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

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by implementing our partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate our platform into co-branded payments solutions targeting youth and family or other verticals.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Within this model, the Company is incorporating licensing fees.  This should enable the Company to begin creating shareholder value above and beyond consumer transaction fees. As our service grows, we intend to hire additional information technology staff to maintain our product offerings and develop new products to increase our market share.

Additionally, the Company has licensed its technology to ZS, which was formed to continue the success in the payments industry and extend the company’s business runway through acquisition of capabilities in blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended June 30, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended June 30, 2018 and 2017 we did not generate any revenue.  For the three months ended June 30, 2018 and 2017, we had a net loss of $1,969,219 and $1,055,038.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2018 were $5,163 as compared to $19,657 for the three months ended June 30, 2017, a decrease of $14,494. The Company has continued to focus its resources on the development of the platform, during the three months ended June 30, 2018.

Product Development

Product development expenses were $314,679 and $305,215 for the three months ended June 30, 2018 and 2017, an increase of $9,464. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor, therefore the Company has incurred more payroll tax and employee benefit expenses during the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $831,835 to $1,435,925 for the three months ended June 30, 2018 from $604,090 for the three months ended June 30, 2017. The increase resulted primarily from options being issued to employees and consultants valued at approximately $924,952, offset by reductions commensurate with implemented cost containment measures.

Interest Expense

During the three months ended June 30, 2018, the Company incurred interest expense of $213,452 as compared to $126,076 for the three months ended June 30, 2017, an increase of $87,376. The increase in interest expense relates to the issuance of additional 3.5% convertible notes and the fair value of warrants related to notes payable to a stockholder.

Results of Operations

Comparison of the Six Months Ended June 30, 2018 and 2017

The following discussion analyzes our results of operations for the six months ended June 30, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the six months ended June 30, 2018 and 2017 we did not generate any revenue.  For the six months ended June 30, 2018 and 2017, we had a net loss of $3,054,086 and $2,406,028.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2018 were $13,363 as compared to $226,575 for the six months ended June 30, 2017, a decrease of $213,212. The Company has focused its resources on the development of the platform, during the six months ended June 30, 2018.

Product Development

Product development expenses were $489,180 and $751,926 for the six months ended June 30, 2018 and 2017, a decrease of $262,746. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor during the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $895,981 to $2,007,864 for the six months ended June 30, 2018 from $1,111,883 for the six months ended June 30, 2018. The increase resulted primarily from options being issued to employees and consultants valued at approximately $924,952, offset by reductions commensurate with implemented cost containment measures.

Interest Expense

During the six months ended June 30, 2018, the Company incurred interest expense of $543,679 as compared to $315,644 for the six months ended June 30, 2017, an increase of $228,035. The increase in interest expense relates to the issuance of additional 3.5% convertible notes and the fair value of warrants related to notes payable to a stockholder.

Liquidity and Capital Resources

As of August 14, 2018, we had cash on hand of approximately $90,000.

Net cash used in operating activities decreased $868,470 to $645,938 for the six months ended June 30, 2018 as compared to $1,514,408 for the six months ended June 30, 2017.  The decrease resulted primarily from increases in equity issuances in lieu of cash for expenses offset by the increase in loss from operations.

Net cash used in investing activities decreased to $0 for the six months ended June 30, 2018 as compared to $9,389 for the six months ended June 30, 2017.  There was no need for additional investment in assets during the six months ended June 30, 2018.

Net cash provided by financing activities decreased to $639,950 for the six months ended June 30, 2018 from $1,518,200 for the six months ended June 30, 2017, a decrease of $878,250.  Cash provided by financing activities during the six months ended June 30, 2018, consisted of loans payable and convertible notes payable to provide capital to continue operations.

Subsequent to June 30, 2018, the Company raised gross proceeds of $295,943 through the issuance of convertible notes payable.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond August, 2018.

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

 Off-Balance Sheet Arrangements

As of June 30, 2018, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In June 2018, the Company issued an additional $75,000 aggregate principal amount of its New Secured Notes to  accredited investors.

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
Date: August 14, 2018

