Form 10-Q
period 2018-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2018-11-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at November 14, 2018.

1

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

3

 ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

 Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,662	$7,232
Prepaid expenses	8,600	57,300
Deposits	1,218	1,218

TOTAL CURRENT ASSETS	13,480	65,750

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(4,773)
	-	356

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $155,910 and $134,023	391,272	411,090
Investment	115,000	-
	506,272	411,090

TOTAL ASSETS	$519,752	$477,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,864,578	$3,170,114
Accounts payable and accrued expenses - related parties	304,596	48,103
Loans payable	99,600	27,000
Deferred revenue	200,000	-
10% Secured convertible notes payable - stockholders	3,163,157	3,460,264
Notes payable - stockholders	137,500	100,000
4% Secured convertible notes payable - stockholders,
net of discount of $0 and $6,421	6,437,250	5,462,779
Preferred stock dividend liability	4,750,886	3,950,545

TOTAL CURRENT LIABILITIES	18,957,567	16,218,805

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at September 30, 2018 and December 31, 2017	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2018 and December 31, 2017	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at September 30, 2018 and December 31, 2017	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at September 30, 2018 and
118,596,866 shares issued and outstanding at December 31, 2017	11,960	11,860

Additional paid in capital	58,268,916	56,390,489

Deferred compensation	(3,125)	(31,250)

Accumulated deficit	(76,954,687)	(72,112,722)

Noncontrolling interests	239,107	-

STOCKHOLDERS' DEFICIT	(18,437,815)	(15,741,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$519,752	$477,196

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

SALES	$-	$-	$-	$-

OPERATING EXPENSES
Sales and marketing	1,414	12,547	14,777	239,122
Product development	217,170	196,380	706,350	948,306
General and administrative	585,314	371,479	2,593,178	1,483,362
Total operating expenses	803,898	580,406	3,314,305	2,670,790

NET OPERATING LOSS	(803,898)	(580,406)	(3,314,305)	(2,670,790)

OTHER EXPENSE
Interest expense	(209,721)	(190,211)	(753,400)	(505,855)

NET LOSS	(1,013,619)	(770,617)	(4,067,705)	(3,176,645)

LESS: Accrued preferred dividends	(263,780)	(268,280)	(800,341)	(804,841)
Net loss attributable to noncontrolling interests	14,622	-	26,081	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,262,777)	$(1,038,897)	$(4,841,965)	$(3,981,486)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,346,866	118,017,626	$118,902,422	117,906,515

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total
Balance, December 31, 2017 (Audited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	310,140	-	-	-	310,140
Issuance of common stock for settlement of litigation	-	-	-	-	-	-	500,000	50	162,450	-	-	-	162,500
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Fair value of options for services	-	-	-	-	-	-	-	-	1,290,887	-	-	21,938	1,312,825
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	28,125	-	-	28,125
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(800,341)	-	(800,341)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	-	-	-	243,250	243,250
Net loss	-	-	-	-	-	-	-	-	-	-	(4,041,624)	(26,081)	(4,067,705)

Balance, September 30, 2018 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$58,268,916	$(3,125)	$(76,954,687)	$239,107	$(18,437,815)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,067,705)	$(3,176,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for extension of notes payable	310,140	-
Fair value of options issued in exchange for services	1,312,825	146,069
Fair value of common stock issued in exchange for services	28,125	9,167
Fair value of common stock issued for settlement of litigation	162,500	-
Accretion of discount on notes payable	-	125,722
Depreciation and amortization	22,243	32,338
(Increase) decrease in assets
Prepaid expenses	48,700	(10,000)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	694,464	977,286
Accounts payable and accrued expenses - related parties	256,493	(12,355)
Deferred revenue	200,000	-

Net cash used in operating activities	(1,032,215)	(1,908,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(9,389)
Patent expenses	(2,069)	-

Net cash used in investing activities	(2,069)	(9,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	136,075	75,250
Repayment of loans payable	(63,475)	(39,800)
Proceeds from convertible notes payable - stockholders	677,364	1,400,000
Proceeds from notes payable - stockholders	48,500	500,000
Repayment of notes payable - stockholders	(11,000)	(10,800)
Proceeds from investment in subsidiary convertible notes payable	243,250	-

Net cash provided by financing activities	1,030,714	1,924,650

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,570)	6,843

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,232	52,719

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,662	$59,562

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$39	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$800,341	$804,841

Fair value of warrants issued as discount for note payable	$-	$106,269

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$297,107	$600,000

Exchange of notes payable for 4.0% secured convertible notes payable	$-	$200,000

Issuance of common stock for investment	$115,000	$-

Conversion of convertible notes payable for non-controlling interest	$243,250	$-

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

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

ZOOM Payment Solutions, LLC (“ZPS, LLC”)

ZPS, LLC was formed in the state of Delaware on December 15, 2017, and Rego Payment Architectures, Inc. owned 78% of ZPS, LLC.  As of July 13, 2018, ZPS, LLC was dissolved.

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of Rego Payment Architectures, Inc.  Rego Payment Architectures, Inc. owns 78% of ZS.  ZS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

The Company has licensed its technology to ZS, as the Company determined that to extend the Company’s business runway, the Company needed to adapt its technology to include blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017 as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for Oink (a payment platform owned by REGO) and access to the patents from REGO and will be launching a fully COPPA compliant platform in third quarter of 2018. ZPS is also currently in discussions with several Northwest Arkansas (“NW”) companies to provide a white label payments application for their employees inclusive of a family wallet as well as financial literacy education. ZPS has also commenced initial discussions with a communications company from Montreal, Canada to collaborate on global payments solutions for the unbanked and underbanked.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company focuses on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries. ZBS provides a boutique agency approach to work with companies in NW Arkansas to build disruptive networks that will provide an enhanced customer experience, drive efficiency and build transparency and trust from the consumer base. ZBS has commenced discussions and is under a Non-Disclosure Agreement with a leading retailer to provide a blockchain solution for the enterprise.

ZBS is also negotiating a joint venture in the auto sector to develop a disruptive solution, powered by blockchain, that will enable a consumer centric approach to buying and selling cars as well as provide a concierge approach to car supply and maintenance.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS and will be providing blockchain solutions to the auto industry. There were minimal operations during the three and nine months ended September 30, 2018.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS provides highly secure cloud storage as a service with the following benefits:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2017 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The Update addresses eight specific changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. There were no material effects to the financial statements, upon adoption of this pronouncement.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.  There were no material effects to the financial statements, upon adoption of this pronouncement.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2018, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of November 14, 2018, the Company has a cash position of approximately $80,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company does not have funds currently to finance its operations through November 30, 2018.

NOTE 3 – INVESTMENT

In April 2018, Crowd Cart, Inc. issued 500,000 shares of its stock to the Company, for a 5% ownership interest in Crowd Cart, Inc. and the Company issued 500,000 shares of its stock to Crowd Cart, Inc., at a fair value of $115,000, pursuant to a Stock Issuance and Stock Option Agreement.  Crowd Cart, Inc. had the option to receive an additional 500,000 shares of the Company’s common stock upon either:

1.	The formation of Zoom Mining Solutions, Inc. and the closing on a minimum 200 bitcoin mining machines being acquired into Zoom Mining Solutions, Inc. or

2.	The contribution of $500,000 in equity capital into Zoom Payment Solutions by investors introduced by Crowd Cart.

The option expired unexercised July 30, 2018.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2018 and December 31, 2017, the Company owed the Chief Executive Officer a total of $140,525 and $27,998, including $139,479 and $25,690 in unpaid salary and expenses of $1,046 and $2,309.

As of September 30, 2018 and December 31, 2017, the Company owed the Chief Financial Officer $66,421 and $9,330 including $66,421 and $9,299 in unpaid salary and expenses of $0 and $31 .

The Company owed the Secretary of the Company a total of $0 and $5,774 for unpaid salary as of September 30, 2018 and December 31, 2017.

The Company owed a company owned by a more than 5% beneficial owner $85,150 and $5,000 as of September 30, 2018 and December 31, 2017.

Additionally as of September 30, 2018 and December 31, 2017, the Company owed the son of a more than 5% beneficial owner $12,500 and $0, pursuant to a consulting agreement.

NOTE 5 – LOANS PAYABLE

During the nine months ended September 30, 2018, the Company received loans in the amount of $136,075 with no formal repayment terms and 10% interest on loans after May 22, 2018 amounting to $76,160.  The Company repaid $63,475 of these loans during the nine months ended September 30, 2018.  The balance of the loans payable as of September 30, 2018 and December 31, 2017 was $99,600 and $27,000. Interest accrued on the loans was $7,586 and $0 as of September 30, 2018 and December 31, 2017.  Interest expense related to these loans payable was $1,845 and $2,521 for the three and nine months ended September 30, 2018 and $1,134 and $4,536 for the three and nine months ended September 30, 2017.

NOTE 6 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

NOTE 7 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from September 6, 2018 to September 6, 2019, with the consent of the Note holders.

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

During the first quarter of 2018, $100,000 of the Notes were exchanged for $100,000 of the 4% Secured Convertible Notes (See Note 9).

During the three months ended September 30, 2018, $197,107 of the Notes were exchanged for $197,107 of the 4% Secured Convertible Notes (See Note 9).

On March 6, 2018, the Company issued 2 year warrants to purchase 692,020 shares of the Company’s common stock to the 10% Secured convertible note holders at an exercise price of $0.90, as consideration for the note holders extending the maturity date of the notes payable to September 6, 2018.  The warrants were valued at $128,803, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant value of $128,803 was expensed immediately as interest expense. The assumptions related to the use of the Black-Scholes option pricing model for warrants and options, during the three months ended March 31, 2018 are as follows: no dividend yield, expected volatility of 203.5% to 205.6%, risk free interest rate of 1.96% to 2.28% and expected term of 2.0 years.

The Notes are recorded as a current liability as of September 30, 2018 and December 31, 2017 in the amount of $3,163,157 and $3,460,264.  Interest accrued on the Notes was $1,204,581 and $952,693 as of September 30, 2018 and December 31, 2017.  Interest expense other than the warrant related interest expense above, related to these Notes payable was $81,471 and $253,484 for the three and nine months ended September 30, 2018 and $91,507 and $289,972 for the three and nine months ended September 30, 2017.

NOTE 8 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000, which is non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three and nine months ended September 30, 2018, the promissory note holder received additional warrants to purchase 325,000 shares and 975,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $181,337, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 180.6% to 205.4%, risk free interest rate of 1.96% to 2.81% and expected option term of 2 years.  The warrant value of $181,337 was expensed as interest expense of $47,832 and $181,337 during the three and nine months ended September 30, 2018.

During the three months ended September 30, 2018, the Company issued promissory notes to two stockholders in the aggregate amount of $37,500 each bearing interest at the rate of 10% per annum with no term of repayment. One of the notes in the amount of $12,500 required a penalty payment of $500, if the note was not repaid by October 2, 2018, which it was not.

The notes payable are recorded as a current liability as of September 30, 2018 and December 31, 2017 in the amount of $137,500 and $100,000.  Interest accrued on the notes, as of September 30, 2018 and December 31, 2017 was  $103 and $0.  Interest expense exclusive of the fair value of warrants above related to these notes payable was $103 for the three and nine months ended September 30, 2018 and $0 for the three and nine months ended September 30, 2017.

NOTE 9 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

During the three months ended September 30, 2018, the Company issued $543,050 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $345,943 cash and the exchange of $197,107 outstanding principal amount of 10% Secured Convertible Notes (See Note 7).

The New Secured Notes are recorded as a short-term liability in the amount of $6,437,250 and $5,462,779, net of discount of $0 and $6,421 as of September 30, 2018 and December 31, 2017.  Interest accrued on the New Secured Notes was $330,586 and $148,299 as of September 30, 2018 and December 31, 2017.  Interest expense, including accretion of discounts, related to these notes payable was $86,967 and $188,143 for the three and nine months ended September 30, 2018 and $35,807 and $129,230 for the three and nine months ended September 30, 2017.

NOTE 10 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2018 and 2017.

As of January 1, 2018, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2017 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2018, and there was no accrual for uncertain tax positions as of September 30, 2018. Tax years from 2014 through 2017 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2018 and 2017, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The conversion feature of the additional Series A Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at an original fair market value of $3,489,000 at April 30, 2014 and $0 at September 30, 2018 and December 31, 2017.

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

Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of September 30, 2018, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of September 30, 2018, the value of the cumulative 8% dividends for all preferred stock was $4,750,886.  Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 12 – STOCKHOLDERS’ EQUITY

In June 2018, the Company issued 500,000 shares of common stock, fair value $162,450 as a settlement for litigation.

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

During the three and nine months ended September 30, 2018, the Company expensed $9,375 and $28,125 and for the three and nine months ended September 30, 2017, $0 and $9,167 relative to restricted stock awards that were related to prior year issuances.

NOTE 13 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2018, options to purchase 9,623,333 shares of common stock have been issued and are unexercised, and 5,526,667 shares are available for grants under the 2008 Plan. The 2008 Plan expiration date was extended for one year to March 3, 2019 by the Board.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2018, under the 2013 Plan grants of restricted stock and options to purchase 4,821,666 shares of common stock have been issued and are outstanding or unexercised, and 178,334 shares of common stock remain available for grants under the 2013 Plan.

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

On July 23, 2018, the Company issued options to purchase in aggregate 800,000 shares of the Company’s common stock to eight employees. The options have an exercise price of $0.90, vest 266,667 immediately and the remainder over two years. The options have a term of five years with a fair value of $199,127, which will be expensed over the vesting period.

On September 11, 2018, the Company issued options to purchase in aggregate 100,000 shares of the Company’s common stock to a consultant. The options have an exercise price of $0.90, vest immediately. The options have a term of two years with a fair value of $10,730, which was expensed immediately.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2018:

2018

Risk Free Interest Rate	2.72%
Expected Volatility	163.1%
Expected Life (in years)	2 to 5
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.25

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Granted	4,600,000	0.45	-	-
Expired	(705,000)	1.46	-	-

Balance September 30, 2018	13,045,000	$0.66	3.4	-

Exercisable at September 30, 2018	6,770,000	$0.44	3.2	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	13,045,000	$0.66	3.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.1365 for the REGO’s common stock on September 30, 2018.

For the three and nine months ended September 30, 2018, REGO expensed $210,465 and $1,290,887 and recorded income of $35,664 and expensed $146,069 for the three and nine months ended September 30, 2017 with respect to options.

In accordance with FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees, share based compensation with performance conditions should be revalued based on the modification accounting methodology described in FASB ASC 718-20, Compensation—Stock Compensation—Awards Classified as Equity. Upon the adoption, on June 30, 2018, of FASB ASU No. 2018-07, the Company has revalued certain stock options with consultants and determined that there was an aggregate increase in fair value of $4,208. Also upon the adoption of FASB ASU No. 2018-07, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

As of September 30, 2018, there was $534,619 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 1.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at September 30, 2018 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the nine months ended September 30, 2018:

	Unvested Options
		Weighted -
		Average
		Grant
		Date Fair
	Number of	Value
	Shares	(in 000's) (1)
Balance December 31, 2017	5,811,670	$0.13

Granted	4,600,000	0.25
Vested	(4,136,670)	0.30

Balance September 30, 2018	6,275,000	$0.15

 The following table summarizes the activities for REGO’s warrants for the nine months ended September 30, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)

Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Granted	1,667,020	0.90	1.0	-
Expired	(131,700)	0.90	-	-

Balance September 30, 2018	2,727,020	$0.90	1.5	$-

Exercisable at September 30, 2018	2,727,020	$0.90	1.5	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	2,727,020	$0.90	1.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.1365 for the Company’s common stock on September 30, 2018.

All warrants were vested on the date of grant.

On September 11, 2018, the Company’s subsidiaries below, each issued options to purchase 100,000 shares of the specific subsidiary’s common stock to a consultant. The options for ZS were valued at $21,938, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, which was expensed immediately.  The options for ZBS, ZCS and ZPS were all valued at $0, fair value, using the Black-Scholes options pricing model to calculate the grant-date fair value of the options. The assumptions related to the use of the Black-Scholes option pricing model for the options, during the three months ended September 30, 2018 for the subsidiaries are as follows: no dividend yield, expected volatility of 16.5% based on the industry sector index, risk free interest rate of 2.76% and expected term of 2.0 years.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	2.0	-

Balance September 30, 2018	100,000	$5.00	2.0	-

Exercisable at September 30, 2018	100,000	$5.00	2.0	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	100,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the stock price of $4.00 for ZS’s common stock on September 30, 2018.

For the three and nine months ended September 30, 2018, ZS expensed $21,938 and expensed $0 for the three and nine months ended September 30, 2017 with respect to options.

The following table summarizes the activities for ZBS’s stock options for the nine months ended September 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	2.0	-

Balance September 30, 2018	100,000	$5.00	2.0	-

Exercisable at September 30, 2018	100,000	$5.00	2.0	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	100,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the stock price of $0.01 for ZBS’s common stock on September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the nine months ended September 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	2.0	-

Balance September 30, 2018	100,000	$5.00	2.0	-

Exercisable at September 30, 2018	100,000	$5.00	2.0	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	100,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the stock price of $0.01 for ZCS’s common stock on September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, ZCS expensed $0 and expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the nine months ended September 30, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	2.0	-

Balance September 30, 2018	100,000	$5.00	2.0	-

Exercisable at September 30, 2018	100,000	$5.00	2.0	$-

Exercisable at September 30, 2018 and expected to
vest thereafter	100,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the stock price of $0.01 for ZPS’s common stock on September 30, 2018.

For the three and nine months ended September 30, 2018 and 2017, ZCS expensed $0 and expensed $0 with respect to options.

NOTE 14 – NONCONTROLLING INTERESTS

Through September 30, 2018, Zoom Solutions, Inc. and ZPS, LLC received $243,250 for convertible notes payable.  The notes are non-interest bearing.  As of September 30, 2018, ZS has converted all of the $243,250 of the convertible notes into 23,929 shares of ZS common stock in accordance with the individual convertible note agreements.

In addition, ZS, ZBS, ZCS and ZPS issued options to purchase 100,000 shares of each of the companies to a consultant, which were valued at a total $21,938 (See Note 13).

Losses incurred by the noncontrolling interest for the three and nine months ended September 30, 2018 were $14,622 and $26,081.

NOTE 15 – OPERATING LEASES

For the three and nine months ended September 30, 2018, total rent expense under leases amounted to $19,215 and $40,887.  For the three and nine months ended September 30, 2017, total rent expense under leases amounted to $11,849 and $90,524. The Company was obligated under an operating lease arrangement for $3,223 per month with the first six months free, beginning April 20, 2018 and ending April 20, 2019. The Company is expensing $1,612 per month pursuant to this lease.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three and nine months ended September 30, 2018, the Company expensed $45,000 and $135,000 and for the three and nine months ended September 30, 2017, the Company expensed $45,000 and $135,000 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three and nine months ended September 30, 2018 and 2017, the Company expensed $15,000 and $45,000 to this consultant.

NOTE 17 – SUBSEQUENT EVENTS

The Company has issued 2 year warrants to purchase 150,000 shares of the Company’s common stock, from September 30, 2018 through the date of this report, with an exercise price of $0.90, to a stockholder in conjunction with notes payable issued in December 2017 (See Note 8).

In November 2018, ZS issued 83,334 shares of its Convertible Preferred A shares and warrants to purchase an additional 83,334 shares of ZS at an exercise price of $5.00 with a term of 3 years, to an investor for $250,000.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the three months ended September 30, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the three months ended September 30, 2018 and 2017 we did not generate any revenue.  For the three months ended September 30, 2018 and 2017, we had a net loss of $1,013,619 and $770,617.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2018 were $1,414 as compared to $12,547 for the three months ended September 30, 2017, a decrease of $11,133. The Company has continued to focus its resources on the development of the platform, during the three months ended September 30, 2018.

Product Development

Product development expenses were $217,170 and $196,380 for the three months ended September 30, 2018 and 2017, an increase of $20,790. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor, therefore the Company has incurred more payroll tax and employee benefit expenses during the three months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses increased $213,835 to $585,314 for the three months ended September 30, 2018 from $371,479 for the three months ended September 30, 2017. The increase resulted primarily from options being issued to employees and consultants of which is a difference of approximately $172,000 as well as consulting fees increasing by approximately $71,000 as we gather necessary experience to enter the new technological areas provided by the Zoom entities. These increases were offset by reductions commensurate with implemented cost containment measures.

Interest Expense

During the three months ended September 30, 2018, the Company incurred interest expense of $209,721 as compared to $190,211 for the three months ended September 30, 2017, an increase of $19,510. The increase in interest expense relates to the issuance of additional 4.0% convertible notes and the fair value of warrants related to notes payable to a stockholder as well as the increase from 3.5% to 4.0% of the interest rate on these convertible notes in July 2018.

Results of Operations

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following discussion analyzes our results of operations for the nine months ended September 30, 2018 and 2017. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue/Net Loss

We have not generated significant revenue since our inception. For the nine months ended September 30, 2018 and 2017 we did not generate any revenue.  For the nine months ended September 30, 2018 and 2017, we had a net loss of $4,067,705 and $3,176,645.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2018 were $14,777 as compared to $239,122 for the nine months ended September 30, 2017, a decrease of $224,345. The Company has focused its resources on the development of the platform, during the nine months ended September 30, 2018.

Product Development

Product development expenses were $706,350 and $948,306 for the nine months ended September 30, 2018 and 2017, a decrease of $241,956. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor during the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses increased $1,109,816 to $2,593,178 for the nine months ended September 30, 2018 from $1,483,362 for the nine months ended September 30, 2018. The increase resulted primarily from options being issued to employees and consultants valued at approximately $1,135,000, offset by reductions commensurate with implemented cost containment measures.

Interest Expense

During the nine months ended September 30, 2018, the Company incurred interest expense of $753,400 as compared to $505,855 for the nine months ended September 30, 2017, an increase of $247,545. The increase in interest expense relates to the issuance of additional 4.0% convertible notes and the fair value of warrants related to notes payable to a stockholder as well as the increase from 3.5% to 4.0% of the interest rate on these convertible notes in July 2018.

Liquidity and Capital Resources

As of November 14, 2018, we had cash on hand of approximately $80,000.

Net cash used in operating activities decreased $876,203 to $1,032,215 for the nine months ended September 30, 2018 as compared to $1,908,418 for the nine months ended September 30, 2017.  The decrease resulted primarily from increases in equity issuances in lieu of cash for expenses and increases in accounts payable and accrued expenses offset by the increase in loss from operations.

Net cash used in investing activities decreased to $2,069 for the nine months ended September 30, 2018 as compared to $9,389 for the nine months ended September 30, 2017, a decrease of $7,320.  There was no need for additional investment in assets, other than patent maintenance costs during the nine months ended September 30, 2018.

Net cash provided by financing activities decreased to $1,030,714 for the nine months ended September 30, 2018 from $1,924,650 for the nine months ended September 30, 2017, a decrease of $893,936.  Cash provided by financing activities during the nine months ended September 30, 2018, consisted of loans payable and convertible notes payable to provide capital to continue operations.

Subsequent to September 30, 2018, the Company raised gross proceeds of $250,000 through the issuance of ZS Convertible Preferred A shares. We have also generated approximately $20,000 of revenue, subsequent to September 30, 2018, by outsourcing portions of our development team for small development projects.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the Platform is expected in the first quarter of 2019, however, we do not project that significant revenue will be developed until later in 2019. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond November 2018.

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

 Off-Balance Sheet Arrangements

As of September 30, 2018, we do not have any off-balance sheet arrangements.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.  Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the vesting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2018, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2017.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2018, the Company issued $543,050 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $345,943 cash and the exchange of $197,107 outstanding principal amount of 10% Secured Convertible Notes.

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
Date: November 14, 2018

