Form 10-K
period 2018-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2019-04-01
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $31,782,610 as of June 30, 2018 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 119,596,866 shares of common stock outstanding as of the close of business on April 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2018

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

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall software platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

Our CEO’s focus is monetizing the Platform in the FinTech industry and crypto currencies, through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform and App that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) compliant technology as an added feature, we believe we will have better market success.

Overview

We are a technology company that will deliver an online and mobile payment platform solution for the family. Our system allows parents and their children to manage, allocate funds, track their expenditures, savings and charitable giving on both a mobile device and online through our web portal.   Our system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions; including protection of vendors from unintended regulatory infractions.  In addition utilizing the same architecture we allow individual parents to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  In addition, we are including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

COPPA applies not only to websites and mobile apps.  It can apply to a growing list of connected devices that is included in the Internet of Things.  Some of these include toys and products that could collect personal information, such as voice recordings or geolocation information.

Management believes that building on its COPPA advantage that the future of Rego Payment Architectures, Inc. will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the company will use its OINK.com brand.  The Company will license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Further, California passed the California Consumer Privacy Act of 2018 (“CCPA”) on June 28, 2018. CCPA gives consumers (defined as natural citizens who are California residents) four rights relative to their personal information as follows:

•	the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold;
•	the right to “opt out” of allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in);
•	the right to have a business delete their personal information, with some exceptions; and

•	the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the Act.

With respect to the evolving CCPA, the Company is designing its Platform and apps to be in compliance.

Additionally, the European Parliament and Council agreed upon the General Data Protection Regulation (“GDPR”) in April 2016, to replace the Data Protection Directive 95/46/ec. This is the primary law regulating how companies proctect European Union (“EU”) citizens’ personal data. GDPR became effective on May 25, 2018. Companies that fail to achieve GDPR compliance before the deadline will be subject to severe fines and penalties.

GDPR requirements apply to each member state of the European Union, aiming to create more consistent protection of consumer and personal data across EU nations. Some of the key privacy and data protection requirements of the GDPR include:

•	Requiring the consent of subjects for data processing
•	Anonymizing collected data to protect privacy
•	Providing data breach notifications
•	Safely handling the transfer of data across borders
•	Requiring certain companies to appoint a data protection officer to oversee GDPR compliance

In short, the handling of EU citizens’ data is mandated by GDPR using a baseline set of standards for companies that are designed to better safeguard the processing and movement of personal data. The Company is designing its Platform and apps to be in compliance with GDPR.

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

Industry Background

In 2018, it was estimated that 26% of the world’s population, estimated at 7.7 billion in November 2018, or approximately 2 billion people are under age 18. In our Total Addressable Market (TAM) here in the US alone, there are approximately 42 million people ages 10 to 19.  This is primarily Generation Z: the Pivotal Generation (“Gen Z”), those born from 1997 and 2015 after the millennials most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation.  They use the mobile internet more than any other generation on a daily basis. Studies have shown that Gen Z spends 250 minutes per day on average on mobile devices and 229 minutes on PC’s, Laptops and tablets. In comparison, Millenials spend 223 minutes per day on average on mobile devices and 242 minutes on PC’s, Laptops and tablets. Marketers have been focused on the millennials for more than a decade. Gen Z is a generation that influences all family purchases and has disposable income. The spending for Gen Z is estimated at $143 billion per year.

Because there is no direct financial solution for this group, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the children’s “spending” market, which is separate from the dollars spent on children. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy.  Additionally, children’s access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), and technology and providing them the increasingly easy opportunity to do so.

With Gen Z in mind, the Company is focusing on the FinTech industry.  This industry uses computer progams and other technology to support or enable banking and financial services. Nearly a third of worldwided consumers use two or more financial technology services.  Additionally, in 2015, venture capitalists infused $23.5 billion into the FinTech industry and in 2016 another $17.4 billion was invested.  The investment in the industry is expected to reach approximately $46 billion by 2020. The investment has primarily been allocated to peer-to-peer online lending platforms in the United States and shows institutional investor optimism with regard to the industry. The industry is priding itself on utilizing data in more productive ways and making the consumer interface smoother.

Blockchain and cryptocurrencies are drawing attention to the industry. Blockchain technology maintains records of cryptocurrency transactions over a distributed network without a central ledger. The theory is that blockchain technology should provide transparency for different industries. It originated in the financial sector, but has found uses in all sectors.

The FinTech companies are not restricted to the same degree by regulatory compliance nor antiquated systems with which the established financial services companies contend, although governments at all levels are increasing their interest in the industry.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience.  The innovations taking place can be summarized in four categories:

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

The Company’s Relationship to the Children’s Online Privacy Protection Act

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The new products will meet the requirements imposed by COPPA, including the recent amendments.  The Company has gone further than dealing with the federal rules by mapping all state by state statutes and regulations that deviate from the federal laws and thus have a complete inter-state commerce view of the regulations that assure compliance for all participants in the system. Additionally, the Company is intending to be compliant with GDPR as well.

Other Consumer Privacy Protection Legislation

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Google agreed to pay a record $22.5 million to settle civil penalties brought by the FTC against Google. Disney was fined $3 million by the FTC for its Playdom social game as the game allowed children to register and share information in games without parental consent. TinyCo a developer of games was fined $300,000 by the FTC for COPPA violations. Iconix was required to pay $250,000 to settle COPPA compliance penalties in an action brought by the FTC. Oath, the owner of AOL and Yahoo, agreed to pay $5 million to settle charges from the New York Attorney General relating to Oath’s violation of COPPA. The New York Attorney General is also targeting Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues.

Twenty-five privacy regulators took part in the fourth annual Global Privacy Enforcement Network (“GPEN”) privacy sweep from April 11-15, 2016. Participants selected over 300 Internet of Things (IoT) devices or sectors and evaluated their respective privacy polices based on a common set of indicators including the collection, use, and storage of data, and how easily a user can delete their personal data. Devices analyzed included smart meters, cars, televisions, fitness wearables, and connected medical devices. Overall, devices analyzed collect a large amount of personal data, but privacy policies were generally not device-specific. This means that users are often not informed about exactly what personal information is collected by the device. Only a minority of companies examined demonstrated good privacy practices. The study showed that six in ten “Internet of Things” devices do not properly tell customers how their personal information is being used.

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU has adopted GDPR, as was previously discussed.  The Company’s initial target is the U.S. However, the Company has been performing research on compliance issues in the EU and is able to rapidly adopt to these new markets should the Company choose to expand its services into those territories.

The Opportunity

Gen Z, the core target user of our OINK Mobile payment platform.

As consumers, Gen Z has deep pockets, but lacks direct access to funds.

Their spending power is significant and growing. This will make them the largest generation of consumers by the year 2020.  Gen Z has a combined buying power of between $29 and $143 billion in direct spending, without including their influence on household spending. An article published by Forbes, states that “According to Mintel, for Gen Zers age 16 to 21, spending most frequently falls into the following categories: Car (including gas, insurance and taxes), Groceries, Entertainment and Hobbies, Studies (including textbooks, tuition and school fees), Mobile Phone, Bills, Appearance (hair appointments, clothes, cosmetics, etc.), Savings, Restaurants, Fast-Food, Debt Payments, and Public Transportation.” Also in the article Forbes states, “For the younger spectrum of Gen Zers (those ages 6 to 11), Mintel found they spend their allowance or money on Toys, Candy, Video Games, Clothing, Movies, Collecting Cards, Board Games, Magazines/Comics, and Restaurants.”

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

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. In 2017, 36 states had pending financial literacy legislation and 20 states enacted legislation or adopted resolutions regarding financial literacy and financial education issues. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within the system target both the parent and the child.  These built in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

Closed network consumer to business (C2B) and business to business (B2B).  An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system.  This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement.  Many school lunch programs are now provided by large catering companies.  This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate.  Removing this overhead can have significant positive financial impact on profitably.  It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

Our Intellectual Property

Intellectual property is important to our business.  The Company has three issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List” and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, one of which is pending, four of which have been allowed, and seven of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Research and Development

During 2018 and 2017, our research and product development expenses were approximately $0.9 million and $1.2 million, all of which were borne by us.

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

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. We have recently been outsourcing some of our engineers to assist with developing technology for another company that we believe will utilize our technology. Until now these were our only revenue sources. As we proceed through 2019, we expect to generate additional revenue streams as follows:

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

We plan to launch our branding platform in the second quarter of 2019, however, this is dependent on our ability to generate renewed capital investment for working capital and to sustain operations.  The Company will also enter into strategic partnerships where the strategic partner will provide development capital for special purpose customization or equity where appropriate.

Sales and Marketing Strategy

In 2019, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z population through the FinTech industry, telecommunications businesses and global consulting organizations.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new model should not be subject to seasonality.

Competition

There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings in the global payments industry which is already highly competitive.  Although payment services such as PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, that is also compliant with COPPA and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. Like them, however, we will compete against many companies that are larger than we are in a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers.  These businesses offer other products and services that we do not offer and have been in the industry much longer than we have. We will compete against various forms of payment methods including cash and checks, credit and debit cards, automated clearing house, mobile payments and other online payment services.

We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. To compete effectively, we expect that we will focus a majority of our 2019 resources on technology and product development.

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

The Company has added preventative measures to reduce the risk of non-compliance and security breaches.  However, as the Company utilizes third party infrastructure, the risk of security breaches cannot be guaranteed but the Company has performed reasonable efforts to mitigate risk.

Employees

As of December 31, 2018, we had 7 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2018, have an accumulated deficit of approximately $78.9 million.  We incurred net losses to common shareholders of approximately $7.0 million during the year ended December 31, 2018 and approximately $5.4 million during the year ended December 31, 2017.  As of April 1, 2019 we had a cash position of approximately $80,000.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2018 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

We are developing a service platform which is new to the market and there is substantial uncertainty regarding the level of consumer and industry acceptance, if any, of our platform.

Our Platform is intended to provide a solution to certain financial institutions, website operators and online merchants.  As we do not believe any provider is currently offering such a solution, it is very difficult for us to predict the level of demand and market acceptance of our Platform by consumers or online retailers.  As regulations, consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will value some or all of the key features which we intend to incorporate into the Platform. The failure of the marketplace to deem our features desirable may discourage use of our Platform and limit our ability to generate any meaningful revenues or profits which would have a material adverse effect on our business, operating results, and financial condition.

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

If we do not remain proactive with technological development to provide new products and services, the use of our services may not be adopted.

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

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. With regard to our own intellectual property, we intend to actively enforce and protect our rights to the extent practicable. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

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

We may belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of Oink.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Any capacity constraints or system disruptions, including natural disasters, could have a material adverse effect on our business.

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error, outage or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual, sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to our sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers is protected against damage from fire, earthquakes, terrorist acts, natural disasters, computer viruses, unauthorized entry, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all.  Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our partners and customers and, in turn, on our business, financial condition, and results of operations.

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

We may be subject to credit card transaction fraud.

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

Our Board of Directors is exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that the aforementioned exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  We do not currently have an investment bank engaged with respect to the strategic alternatives process, however, we have engaged a mergers and acquisitions specialist along with a law firm with respect to such matters. We remain committed to the exploration and assessment of our strategic alternatives.

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

We may not be able to qualify to have our common stock listed on a national stock exchange.

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2018 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of April 1, 2019, options and warrants for the purchase of 10,591,700 shares of our common stock were outstanding and 24,742,760 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

We may require shareholders to authorize additional shares for us to properly finance our business.

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only 94.4 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

RISKS RELATED TO OUR FINANCIAL STATEMENTS

Management’s judgment could impact the amount of non-cash compensation expense.

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

In September 2014, the Company received a subpoena from the Securities and Exchange Commission with respect to the preservation and production of documents relating to an investigation into trading in the Company’s stock.  The subpoena states that it should not be construed as an indication by the Securities and Exchange Commission that any violation of law has occurred, nor as a reflection upon any person, entity or security.  The Company has been cooperating fully with the terms of the subpoena.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC QB market under the trading symbol “RPMT.OB”.    There was only sporadic and intermittent trading activity of our common stock.  The quoted prices on the OTC QB represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent, or differ substantially from, prices in actual transactions.

Common Stockholders

As of April 1, 2019 our shares of Common Stock were held by 154 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2018.

Sales of unregistered securities

During the fourth quarter of 2018, the Company sold $50,000 of the 4% Secured Convertible Notes Payable to an accredited investor.

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

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal office is located at 18327 Gridley Road, Suite K Cerritos, CA 90703 and our telephone number is (561) 220-0408.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall software platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

Our CEO’s focus is monetizing the Platform in the FinTech industry and crypto currencies, through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform and App that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) compliant technology as an added feature, we believe we will have better market success.

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

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service.  Since we have extremely limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following discussion analyzes our results of operations for the years ended December 31, 2018 and 2017. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2018 and 2017, we generated revenues of $46,755 and $0.  In 2018 we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

Our net loss attributable to common stockholders increased $1.6 million to $7.0 million compared to $5.4 million for the year ended December 31, 2017, as a result of increased operating expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.3 million or 93% in 2018 to $19,194 compared to $0.3 million in 2017. We had previously reduced our sales and marketing staff and consultants and decreased our spending on marketing promotions to focus on the further development of our technology platform. This strategy was continued in 2018.

Product Development

Product development expenses decreased by $0.3 million, or 26% in 2018 to $0.9 million compared to $1.2 million in 2017. During 2018, budgeting constraints were the primary factor in the reduction.

General and Administrative Expenses

General and administrative expenses increased by $2.1 million, or 99% in 2018 to $4.2 million compared to $2.1 million in 2017.  During 2018 the Company extended the term of certain warrants and incurred an expense of $0.7 million, which did not occur in 2017.  In addition, option expenses increased $1.2 million in 2018, primarily due to option grants to officers and board members.

Interest Expense

Interest expense increased $0.2 million, or 37% to $0.9 million in 2018 compared to $0.7 million in 2017.  This was a result of the increase of debt required to finance the Company’s operations, as well as an increase in the interest rate on the 4% secured convertible notes payable from 3.5% to 4%. Additionally, the value of warrants issued relative to notes payable stockholders increased interest expense.

Gain (Loss) on Disposition of Intangibles and Fixed Assets

During 2017 the Company abandonded two patents as they were no longer a viable additive to the Platform, which was the primary reason for the loss. In 2018, the Company did not abandon any patents.

Liquidity and Capital Resources

Net cash used in operating activities decreased $1.4 million to $1.3 million for the year ended 2018 compared to $2.7 million for the year ended December 31, 2017.  The decrease resulted primarily from cash constraints leading to increases in accounts payable and accrued expenses, and issuances of options to facilitate ongoing operations rather than expending cash.

Net cash used in investing activities was $0 million for the years ended December 31, 2018 and 2017.

Net cash provided by financing activities decreased by $1.4 million to $1.3 million for the year ended Decmeber 31, 2018 compared to $2.7 million for the year ended December 31, 2017.  The primary reason for the decrease is the inability to raise additional capital.

Subsequent to December 31, 2018, the Company raised gross proceeds of $550,000 through the issuance of notes payable.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. In 2018, we raised approximately $1.3 million through our issuance of financial instruments.  The launch of the platform is expected to launch in the third quarter of 2019, however, we do not project that significant revenue will be developed until later in 2019. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of April 1, 2019, the Company has a cash position of approximately $80,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through April 2019.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fullfilling those performance obligations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2018 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
David A. Knight	55	Chairman of the Board, Chief Executive Officer
Gerald Hannahs	67	Director
Scott McPherson	57	Chief Financial Officer

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

Scott McPherson

Mr. McPherson has served as the Company’s Chief Financial Officer since July 2015. Mr. McPherson was hired as a part-time controller for US Environmental, Inc. in September 2019. US Environmental, Inc. is an environmental services company primarily involved in the transportation and disposal of environmental waste. Mr. McPherson also served as the Chief Financial Officer of VerifyMe, Inc. from December 1, 2014 through July 15, 2017 and from December 2012 to October 2013.  VerifyMe, Inc. is a public company that provides high-tech solutions in the field of authenticating people and products. Mr. McPherson from April 2015 to July 2015 was the Chief Executive Officer and was the Chief Financial Officer of CannLabs, Inc. from June 2014 to July 2015.   Prior to that, Mr. McPherson served as the Chief Financial Officer of Rego Payment Architectures, Inc., from August 2010 through November 2012.  Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax and litigation support services for numerous clients in various industries. The firm has successfully assisted small public companies by developing procedures for them to implement, in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson.

Committees of the Board of Directors

At this time, due to the small size of the Company’s Board of Directors, the Company does not have any committees of the Board of Directors and the Board of Directors does not have an “audit committee financial expert,” as defined by the SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2018, except that David A. Knight, Gerald Hannahs, Scott McPherson and Ernest Cimadamore each failed to file one Form 4 (containing one, one, two and one transaction, respectively) on a timely basis and Peter Pelullo, a 10% stockholder, failed to file one Form 4 on a timely basis (containing two transactions).

 ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officers during the years ended December 31, 2018 and 2017.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
David Knight, Chairman and Chief Executive Officer (a)	2018	309,038	-	-	253,595	-	562,633
	2017	111,363	40,000	97,500	616,884	-	865,747
Scott McPherson, Chief Financial Officer (b)	2018	150,000	-	-	152,157		302,157
	2017	128,310	-	-	10,434	3,200	141,944

(1)	The value of the stock awards were based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 15 to the financial statements included in this Form 10-K.

(a)	Mr. Knight was appointed President on July 11, 2017 and Chairman of the Board and Chief Executive Officer on October 25, 2017.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2018.

	Option awards							Stock awards
											Equity
											incentive
										Equity	plan awards:
					Equity					incentive	Market or
					incentive					plan awards:	payout
					plan awards:				Market	Number of	value of
	Number of		Number of		Number of			Number of	value of	unearned	unearned
	securities		securities		securities			shares or	shares or	shares, units	shares, units
	underlying		underlying		underlying			units of	units of	or other	or other
	unexercised		unexercised		unexercised	Option		stock that	stock that	rights that	rights that
	options		options		unearned	Exercise	Option	have not	have not	have not	have not
	(#)		(#)		options	Price	Expiration	vested	vested	vested	vested
Name	exercisable		unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
David Knight	1,000,000		1,000,000	(c)	-	0.90	7/1/2022	-	-	-	-
	1,500,000		1,500,000	(c)	-	0.90	10/25/2022	-	-	-	-
	33,333		66,667	(d)	-	0.90	7/23/2023	-	-	-	-
	500,000	(a)	-		-	5.00	12/19/2023	-	-	-	-
	500,000	(b)	-		-	5.00	12/19/2023	-	-	-	-
Scott McPherson	250,000		-		-	0.22	7/31/2020	-	-	-	-
	250,000		-		-	0.29	9/1/2020	-	-	-	-
	250,000		-		-	0.90	5/18/2021	-	-	-	-
	750,000		-		-	0.26	4/12/2023	-	-	-	-
	33,333		66,667	(d)	-	0.90	7/23/2023	-	-	-	-
	300,000	(a)	-		-	5.00	12/19/2023	-	-	-	-
	300,000	(b)	-		-	5.00	12/19/2023	-	-	-	-

(a)	Options were issued by Zoom Solutions, Inc., a majority-owned subisidiary of the Company.
(b)	Options were issued by Zoom Cloud Solutions, Inc., a majority-owned subsidiary of the Company.
(c)	Option is vesting in two equal annual installments from the original date of grant.
(d)	Option is vesting one-third on the original date of grant and one-third in two additional equal annual installments from the original date of grant.

No named executive officers exercised stock options or warrants during 2018.

Narrative Disclosure to Compensation Tables

Employment Agreements

On October 25, 2017, the Company appointed David Knight as Chief Executive Officer and Chairman of the Board.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $300,000 during the first year of his employment and $350,000 during his second year.  He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over two years and 650,000 restricted stock units of which 400,000 vested immediately and the remainder vest in one year.  Additionally, Mr. Knight will receive a half of a point in cash for every $100 million over the sale price of $300 million for the Company.

Option Issuances

On April 12, 2018, the Company issued Scott McPherson options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.26 per share that vested immediately.  The options expire on April 12, 2023.  The fair value of the options was $182,086.

On July 23, 2018, the Company issued David Knight options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest one-third on the original date of grant and one-third in two additional equal annual installments from the original date of grant. The options expire on July 23, 2023.  The fair value of the options was $24,891.

On July 23, 2018, the Company issued Scott McPherson options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 per share that vest one-third on the original date of grant and one-third in two additional equal annual installments from the original date of grant.  The options expire on July 23, 2023.  The fair value of the options was $24,891.

On December 19, 2018, Zoom Solutions, Inc., a majority-owned subsidiary of the Company, issued David Knight options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $253,595.

On December 19, 2018, Zoom Solutions, Inc., a majority-owned subsidiary of the Company,issued Scott McPherson options to purchase 300,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $152,157.

On December 19, 2018, Zoom Cloud Solutions, Inc. , a majority-owned subsidiary of the Company, issued David Knight options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $0.

On December 19, 2018, Zoom Cloud Solutions, Inc. , a majority-owned subsidiary of the Company, issued Scott McPherson options to purchase 300,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $0.

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2018 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Rego Payment Architectures, Inc. during 2018.  In order to conserve cash, our non-employee directors did not receive cash compensation during 2018.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs (a)	-	-	435,681	-	-	-	435,681

(a)	At December 31, 2018, Mr. Hannahs held in the aggregate options and warrants to purchase a total of 972,480 shares of the Company’s common stock and options to purchase 500,000 shares of Zoom, Inc. and Zoom Cloud Solutions, Inc. common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2018 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

On April 12, 2018, the Company issued Gerald Hannahs options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.26 per share that vested immediately.  The options expire on April 12, 2023.  The fair value of the options was $182,086.

On December 19, 2018, Zoom Solutions, Inc., a majority-owned subsidiary of the Company, issued Gerald Hannahs options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $253,595.

On December 19, 2018, Zoom Cloud Solutions, Inc. , a majority-owned subsidiary of the Company, issued Gerald Hannahs options to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share that vested immediately.  The options expire on December 19, 2023.  The fair value of the options was $0.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of April 1, 2019, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing below or other information obtained by the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	18,807,363	(b)	15.3%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.2%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

Common	Peter S. Pelullo	17,002,623	(c)	14.1%
	2501 S. Wharton Street, Building J
	Philadelphia, PA 19146

(a) This table has been prepared based on 119,596,866 shares of our common stock, 107,850 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on April 1, 2019.

(b) Consists of 8,310,555 shares of common stock, 20,540 shares underlying warrants exercisable at $0.90 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,792,858 shares of common stock held in the name of Mr. Pelullo and 11,351,125 shares of common stock, 8,640 shares underlying warrants exercisable at $0.90 per share, 750,000 shares underlying options exercisable at $0.26 per share and 100,000 shares underlying options exercisable at $0.90 per share, held in the name of International Corporate Management, Inc., an affiliate of Mr. Pelullo.

The following table shows beneficial ownership of the Company common stock as of April 2, 2019, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
David Knight	4,429,240	(b)	3.6%

Gerald Hannahs	5,161,669	(c)	4.2%

Scott McPherson	1,583,333	(d)	1.3%

All current directors and executive	11,174,242		8.6%
officers as a group (3 persons)

(a) This table has been prepared based on 119,596,866 shares of our common stock outstanding on April 1, 2019.  The address for each person listed above is c/o Rego Payment Architectures, Inc., 18327 Gridley Road, Suite K, Cerritos, CA 90703.

(b) Consists of 245,907 shares of common stock, 1.5 million shares underlying options exercisable at $0.90 per share, 2 million shares underlying options exercisable at $0.90 per share, 33,333 shares underlying options exercisable at $0.90 per share and 650,000 shares underlying restricted stock units.

(c) Consists of 855,856 shares of common stock, 22,480 shares underlying warrants exercisable at $0.90 per share, 200,000 shares underlying options exercisable at $0.29 per share and 750,000 shares underlying options exercisable at $0.26 and 30,000 shares of Convertible Preferred A stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 50,000 shares of common stock, 250,000 shares underlying options exercisable at $0.22 per share, 250,000 shares underlying options exercisable at $0.29 per share, 250,000 shares underlying options exercisable at $0.90 per share, 750,000 options exercisable at $0.26 per share and 33,333 shares underlying options at $0.90 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2018:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	12,925,000	$0.66	5,825,000

Equity compensation plans not approved
by security holders:	-	-	-

Total	12,925,000	$0.66	5,825,000

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

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

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The original expiration date of March 3, 2018 was extended for one year and has now expired.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company has entered into a consulting agreement with International Corporate Management, LLC owned by Peter Pelullo, at a cost of $15,000 per month, plus expenses.  During the years ended December 31, 2018 and 2017, the Company has expensed $180,000 to the consulting company.

The Company has entered into a consulting agreement with Luke Pelullo, the son of Peter Pelullo, at a cost of $5,000 per month, plus expenses.  During the years ended December 31, 2018 and 2017, the Company has expensed $60,000 and $55,000 to this consultant.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2018 and 2017 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2018 and 2017 were $70,000 and $69,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2018 and 2017, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2018 and 2017, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2018 and 2017, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements set forth herein.
(b)	The following exhibits are filed as part of this report.

Exhibt Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s current Form 10-K filed with the Commission on March 31, 2017.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.3*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.4	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.7	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.10	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.13	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.14*	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.15	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.19	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20*	Employment Agreement between the Company and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Form 10Q filed with the Commission on November 20, 2017).

10.21*	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.22*	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 * Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2019.

Rego Payment Architectures, Inc.

By:	/s/ David A. Knight
David A. Knight, Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Knight	Chairman, Chief Executive Officer and Principal	April 1, 2019
David A. Knight	Executive Officer

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	April 1, 2019
Scott A. McPherson

/s/ Gerald Hannahs	Director	April 1, 2019
Gerald Hannahs

Rego Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2008.

Blue Bell, Pennsylvania

April 1, 2019

Rego Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,733	$7,232
Accounts receivable	1,923	-
Prepaid expenses	19,505	57,300
Deposits	26,218	1,218

TOTAL CURRENT ASSETS	58,379	65,750

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(4,773)
	-	356

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $163,240 and $134,023	383,942	411,090
Investment	115,000	-
	498,942	411,090

TOTAL ASSETS	$557,321	$477,196

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,119,976	$3,170,114
Accounts payable and accrued expenses - related parties	428,249	48,103
Loans payable	89,600	27,000
Deferred revenue	200,000	-
10% Secured convertible notes payable - stockholders	3,163,157	3,460,264
Notes payable - stockholders	134,000	100,000
4% Secured convertible notes payable - stockholders,
net of discount of $0 and $6,421	6,487,250	5,462,779
Preferred stock dividend liability	5,021,000	3,950,545

TOTAL CURRENT LIABILITIES	19,643,232	16,218,805

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at December 31, 2018 and December 31, 2017	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2018 and December 31, 2017	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at December 31, 2018 and December 31, 2017	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at December 31, 2018 and
118,596,866 shares issued and outstanding at December 31, 2017	11,960	11,860

Additional paid in capital	59,548,971	56,390,489

Deferred compensation	-	(31,250)

Accumulated deficit	(78,880,134)	(72,112,722)

Noncontrolling interests	233,278	-

STOCKHOLDERS' DEFICIT	(19,085,911)	(15,741,609)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$557,321	$477,196

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2018	2017

SALES	$46,755	$-

OPERATING EXPENSES
Sales and marketing	19,194	261,763
Product development	867,887	1,177,131
General and administrative	4,197,375	2,107,956
Total operating expenses	5,084,456	3,546,850

NET OPERATING LOSS	(5,037,701)	(3,546,850)

OTHER EXPENSE
Interest expense	(933,260)	(679,515)
Loss on abandonment of intangibles	-	(117,177)
	(933,260)	(796,692)

NET LOSS	(5,970,961)	(4,343,542)

LESS: Accrued preferred dividends	(1,067,122)	(1,073,122)
Noncontrolling interest deemed dividend distribution	(250,000)	-
Net loss attributable to noncontrolling interests	270,671	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(7,017,412)	$(5,416,664)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.06)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,013,533	117,975,277

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2018 and 2017

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total
Balance, December 31, 2016	108,600	$11	28,378	$3	-	$-	118,017,626	$11,802	$55,955,114	$(9,167)	$(66,696,058)	$-	$(10,738,295)

Issuance of restricted common stock for services	-	-	-	-	-	-	650,000	65	97,435	(97,500)	-	-	-
Taxes on issuance of restricted stock units	-	-	-	-	-	-	(154,093)	(15)	(23,098)	-	-	-	(23,113)
Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	145,597	-	-	-	145,597
Fair value of options for services	-	-	-	-	-	-	-	-	215,449	-	-	-	215,449
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	75,417	-	-	75,417
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,073,122)	-	(1,073,122)
Conversion of Preferred Stock Series A to Common Stock	(750)	-	-	-	-	-	83,333	8	(8)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(4,343,542)	-	(4,343,542)

Balance, December 31, 2017	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	343,196	-	-	-	343,196
Issuance of common stock for settlement of accounts payable	-	-	-	-	-	-	500,000	50	162,450	-	-	-	162,500
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Issuance of subsidiary preferred stock for investment, net of discount	-	-	-	-	-	-	-	-	-	-	-	-	-
Accretion of subsidiary preferred stock discount	-	-	-	-	-	-	-	-	-	-	-	110,041	110,041
Accretion of subsidiary preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	139,959	139,959
Fair value of options for services	-	-	-	-	-	-	-	-	2,537,886	-	-	14,033	2,551,919
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	31,250	-	-	31,250
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,067,122)	(3,334)	(1,070,456)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	-	-	-	243,250	243,250
Net loss	-	-	-	-	-	-	-	-	-	-	(5,700,290)	(270,671)	(5,970,961)

Balance, December 31, 2018	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$-	$(78,880,134)	$233,278	$(19,085,911)

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,970,961)	$(4,343,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for extension of notes payable	343,196	-
Fair value of options issued in exchange for services	2,551,919	215,449
Fair value of common stock issued in exchange for services	193,750	75,417
Accretion of discount on notes payable	6,421	168,314
Depreciation and amortization	29,573	41,336
Loss on abandonment of equipment and intangibles	-	117,177
(Increase) decrease in assets
Accounts receivable	(1,923)	-
Prepaid expenses	37,795	(57,300)
Deposits	(25,000)	(1,218)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	949,859	1,099,989
Accounts payable and accrued expenses - related parties	380,148	(11,220)
Deferred revenue	200,000	-

Net cash used in operating activities	(1,305,223)	(2,695,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(9,389)
Patent costs	(2,069)	-

Net cash used in investing activities	(2,069)	(9,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	136,075	122,250
Repayment of loans payable	(73,475)	(95,250)
Proceeds from convertible notes payable - stockholders	720,943	2,100,000
Proceeds from notes payable - stockholders	57,500	600,000
Repayment of notes payable - stockholders	(23,500)	(67,500)
Proceeds from convertible notes payable	243,250	-
Proceeds from sale of subsidiary preferred stock	250,000	-

Net cash provided by financing activities	1,310,793	2,659,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,501	(45,487)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	7,232	52,719

CASH AND CASH EQUIVALENTS - END OF YEAR	$10,733	$7,232

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$735	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$1,070,455	$1,073,122

Fair value of warrants issued as discount for note payable	$-	$139,375

Fair value of common stock issued as deferred compensation	$-	$97,500

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$297,107	$800,000

Exchange of notes payable for 3.5% secured convertible notes payable	$-	$500,000

Issuance of common stock for investment	$115,000	$-

Conversion of convertible notes payable for equity	$243,250	$-

Deemed dividend distribution in conjunction with ZS Preferred Series A Offering	$250,000	$-

Issuance of common stock for settlement of accounts payable	$162,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system allows parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

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

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017 as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for Oink (a payment platform owned by REGO) and access to the patents from REGO and is intended to launch a fully COPPA compliant platform in the fourth quarter of 2019. ZPS is also currently in discussions with several Northwest Arkansas (“NW”) companies to provide a white label payments application for their employees inclusive of a family wallet as well as financial literacy education. ZPS has also commenced initial discussions with a communications company from Montreal, Canada to collaborate on global payments solutions for the unbanked and underbanked.

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

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS is to provide highly secure cloud storage as a service with the following benefits:

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

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS and will be providing blockchain solutions to the auto industry. There were minimal operations during the year 2019.

The Company’s principal office is located in Cerritos, California.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Management believes that all of the accounts receivable are collectible and has not provided for uncollectible amounts nor written off any amounts.

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

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 Property, Plant, and Equipment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the assets.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fullfilling those performance obligations.

Revenue for the year ended December 31, 2018 was derived from outsourcing some of our engineers to a technology company. The cost of payroll of $37,404 has been included in product development costs. The Company has paid this technology company $25,000 as a deposit to assist the Company with the development of its Platform, when the assistance becomes necessary.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s consolidated financial statements.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $66 and $0 for the years ended December 31, 2018 and 2017. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development costs were $867,887 and $1,177,131 for the years ended December 31, 2018 and 2017.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years ended December 31, 2018 and 2017, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017.  The Company is a development stage company with minimal revenue prior to 2018 and minimal revenue in 2018. The adoption on January 1, 2018 of this amendment had no effect on the financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.  There were no material effects to the financial statements upon adoption of this pronouncement.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The amendments in this Update specify the accounting for leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not anticipate any material impact on the Company’s consolidated financial statements as a result of this pronouncement.

NOTE 2 – GOING CONCERN

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

As of April 1, 2019, the Company has a cash position of approximately $80,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2019.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7

Depreciation expense related to property and equipment was $356 and $5,130 for the years ended December 31, 2018 and 2017 and is included in general and administrative expenses.

During the year ended December 31, 2017, the Company abandoned equipment and furniture and fixtures and recorded a loss on disposition of fixed assets of $11,900.

NOTE 4 - PATENTS AND TRADEMARKS

Costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years.  At December 31, 2018 and 2017, capitalized patent and trademark costs, net of accumulated amortization, were $383,942 and $411,090.  Amortization expense for patents and trademarks was $29,217 and $36,206 for the years ended December 31, 2018 and 2017.

During 2017, the Company abandoned its applications for several of its patents and trademarks. Accordingly, the Company recorded a loss on disposition of intangibles of $105,277 relating to costs previously capitalized with respect to these applications.

NOTE 5 – INVESTMENT

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

The option expired unexercised July 30, 2018.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

The Company owed the current Chief Executive Officer a total of $210,032 and $27,998 as of December 31, 2018 and 2017, including unpaid salary of $207,845 and $25,690 and expenses of $2,187 and $2,309.

The Company owed the Chief Financial Officer a total of $84,296 and $9,330 as of December 31, 2018 and December 31, 2017, including unpaid salary of $84,256 and $9,299 and expenses of $40 and $31.

At December 31, 2017, the Company owed the former Secretary of the Company a total of $3,143 for unpaid salary.

The Company owed a company owned by a more than 5% beneficial owner $113,920 and $5,000 as of December 31, 2018 and 2017.

Additionally as of December 31, 2018 and 2017, the Company owed the son of a more than 5% beneficial owner $20,000 and $0, pursuant to a consulting agreement.

NOTE 7 – LOANS PAYABLE

During the years ended December 31, 2018 and 2017, the Company received loans in the amount of $136,075 and $122,250 with no formal repayment terms and 10% interest on loans after May 22, 2018 amounting to $76,160.  The Company repaid $73,475 of these loans during the year ended December 31, 2018.  The balance of the loans payable as of December 31, 2018 and December 31, 2017 was $89,600 and $27,000. Interest accrued on the loans was $9,253 and $0 as of December 31, 2018 and December 31, 2017.  Interest expense related to these loans payable was $4,189 and $5,065 for the years ended December 31, 2018 and 2017.

NOTE 8 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

NOTE 9 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have most recently been extended to September 6, 2019 from September 6, 2018 with the consent of the Note holders.

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

During the year ended December 31, 2017, $800,000 of the 10% Secured Convertible Promissory Notes were exchanged for $800,000 of the 4.0% Secured Convertible Promissory Notes (Note 11).

On March 6, 2018, the Company issued 2 year warrants to purchase 692,020 shares of the Company’s common stock to the Note holders at an exercise price of $0.90, as consideration for the Note holders extending the maturity date of the Notes payable to September 6, 2018.  The warrants were valued at $128,803, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants.  The warrant value of $128,803 was expensed immediately as interest expense. The assumptions related to the use of the Black-Scholes option pricing model for warrants and options, during the three months ended March 31, 2018 are as follows: no dividend yield, expected volatility of 205.6%, risk free interest rate of 2.25% and expected term of 2.0 years.

During the year ended December 31, 2018, $297,107 of the 10% Secured Convertible Promissory Notes were exchanged for $297,107 of the 4.0% Secured Convertible Promissory Notes (Note 11).

The Notes are recorded as a current liability, in the amount of $3,163,157 and $3,460,264 as of December 31, 2018 and 2017.  Interest accrued on the notes was $1,283,660 and $952,693 as of December 31, 2018 and 2017.  Interest expense related to these notes payable was $332,563 and $377,670 for the years ended December 31, 2018 and 2017.

NOTE 10 – NOTES PAYABLE - STOCKHOLDERS

On January 20, 2017, the Company issued a promissory note in the amount of $200,000 bearing interest at 10% per annum and maturing on March 6, 2017, along with warrants to purchase 200,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  This promissory note was exchanged for the Company’s 3.5% Secured Convertible Promissory Notes and the note holder received warrants to purchase an additional 100,000 shares of the Company’s common stock at an exercise price of $0.90, expiring in three years, on May 3, 2017.   The warrants were valued at $53,158 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $41,996 in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.

On July 11, 2017, the Company issued a promissory note in the amount of $50,000 bearing interest at 10% per annum and maturing on July 25, 2017, along with warrants to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in three years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $7,126 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 166.9%, risk free interest rate of 1.6% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $6,237 in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.  This note was exchanged for a 3.5% Secured Promissory Note Payable on October 31, 2017 (See Note 11).

On August 23, 2017, the Company issued a promissory note in the amount of $250,000 bearing interest at 10% per annum and maturing on September 22, 2017, along with warrants to purchase 400,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, “Debt with Conversion and Other Options,” the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $65,361 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 182.8%, risk free interest rate of 1.3% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $51,814 in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.  This note was exchanged for a 3.5% Secured Promissory Note Payable on October 31, 2017 (See Note 11).

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrants were valued at $28,945 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 197.3%, risk free interest rate of 1.8% and expected option life of 2 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $28,945 in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.  The note also includes a provision that the promissory note holder will receive warrants to purchase an additional 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.    The promissory note holder received additional warrants to purchase 50,000 shares of the Company’s common stock.  The warrants were valued at $10,383 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 201.7% to 236.2%, risk free interest rate of 1.9% and expected option life of 2 years.   During the year ended December 31, 2018, the note holder received an additional warrants to purchase 1,300,000 shares of the Company’s common stock. The warrants were valued at $214,393 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, wth the following assumptions: no dividend yield, expected volatility of 180.6% to 205.4%, risk free interest rate of 1.96% to 2.94% and expected life of 2 years. The warrant values of $214,393 and $10,383 were expensed as interest expense during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company issued promissory notes to two stockholders in the aggregate amount of $57,500 each bearing interest at the rate of 10% per annum with no term of repayment. One of the notes in the amount of $12,500 required a penalty payment of $500, if the note was not repaid by October 2, 2018, which it was not. The Company repaid $23,500 of these notes during the year ended December 31, 2018.

The notes payable are recorded as a current liability as of December 31, 2018 and 2017 in the amount of $134,000 and $100,000.  Interest accrued on the notes as of December 31, 2018 and 2017 was $1,084 and $5,065.  Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $217,001 and $54,363 for the years ended December 31, 2018 and 2017.

NOTE 11 – 4.0% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2018 (the “New Secured Notes”) to certain accredited investors (the “Investors”).  The aggregate consideration provided in the New Secured Note Offering consisted of $300,000 in cash and the exchange of $300,000 outstanding principal amount of 10% Secured Convertible Promissory Notes due March 6, 2017 (the “Prior Secured Notes”) for New Secured Notes.

In January 2017, the Company issued $50,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In February 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 9).

Also in February 2017, the Company issued an additional $150,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In March 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In April 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 9).

Also in April 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

On May 3, 2017, the 10% promissory note in the amount of $200,000 issued on January 20, 2017 was exchanged for New Secured Notes and the note holder received warrants to purchase another 100,000 shares of the Company’s common stock at an exercise price of $0.90, expiring in three years (See Note 10).   These warrants were valued at $15,007 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 177.4%, risk free interest rate of 1.5% and expected option life of 3 years.  The warrant values were treated as a discount to the value of the note payable, in the amount of $15,007 in accordance with FASB ASC 835-30-25, Recognition and are being accreted over the term of the note payable for financial statement purposes.

In June 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 9).

Also in June 2017, the Company issued an additional $200,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

In September 2017, the Company issued $100,000 aggregate principal amount of its New Secured Notes to an accredited investor.

In October 2017, the Company issued $400,000 aggregate principal amount of its New Secured Notes to certain accredited investors.  The aggregate consideration consisted of $200,000 in cash and the exchange of $200,000 outstanding principal amount of 10% Secured Convertible Promissory Notes (See Note 9).

Also in October 2017, two 10% promissory notes in the amount of $300,000 issued on July 11, 2017 and August 23, 2017 were exchanged for New Secured Notes (See Note 10).

In November 2017, the Company issued $500,000 aggregate principal amount of its New Secured Notes to an accredited investor.

The New Secured Note holders as of June 28, 2018 agreed to extend the maturity date of the notes to June 30, 2019. The Company agreed to increase the interest rate on the New Secured Notes from 3.5% to 4.0%.

During 2018, the Company issued $1,018,050 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $720,943 cash and the exchange of $297,107 outstanding principal amount of 10% Secured Convertible Notes (See Note 9).

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

The New Secured Notes are recorded as a current liability in the amount of $6,487,250 and $5,462,779 as of December 31, 2018 and 2017.  Interest accrued on the New Secured Notes was $394,967 and $148,299 as of December 31, 2018 and 2017.  Interest expense, including accretion of discounts related to these notes payable was $252,524 and $136,429 for the years ended December 31, 2018 and 2017.

NOTE 12 - INCOME TAXES

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

At December 31, 2018, the Company has a net operating loss (“NOL”) that approximates $71 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2018	2017
Current	$-	$-
Deferred	(1,678,000)	(7,234,000)
Change in valuation allowance	1,678,000	7,234,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2018		December 31, 2017
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(1,259,000)	(21)	$(1,520,000)	(34)
State tax, net of federal tax effect	(420,000)	(7)	(261,000)	(6)
Non-deductible share-based compensation	-	-	2,000	-
Tax rate change	-	-	9,013,000	207
Non-deductible other expenses	1,000	-	-	-
Change in valuation allowance	1,678,000	28	(7,234,000)	(167)

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2018 and 2017 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2018	2017

Deferred tax asset for NOL carryforwards	$(19,815,000)	$(18,523,000)
Deferred tax asset for stock based compensation	(1,273,000)	(887,000)
Valuation allowance	21,088,000	19,410,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2018, the Company had no unrecognized tax benefits and no charge during 2018, and accordingly, the Company did not recognize any interest or penalties during 2018 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2018.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2015 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 13 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

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

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

On December 29, 2017, a Series A Preferred stockholder converted 750 shares of Series A Preferred Stock into 83,333 shares of the Company’s common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2018. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of December 31, 2018, none of the Series C Preferred Stock shares are issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2018, the value of the cumulative 8% dividends for all preferred stock was $5,017,667. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

ZS Series A Preferred Stock

In November 2018, ZS pursuant to a Securities Purchase Agreement (the “ZS Series A Purchase Agreement”), issued in a private placement to an accredited investor, 83,334 units of ZS’ Series A Cumulative Convertible Preferred Stock (the “ZS Series A Preferred Stock”) at an original issue price of $3 per unit (the “ZS Original Series A Issue Price”), which includes one Series A Preferred Share and one warrant to purchase one share of the Company’s common stock with an exercise price of $3.00 per share expiring in three years (the “Series A Warrants”). ZS raised $250,000 with respect to this transaction. Dividends accrue at a rate of 8% per annum and are cumulative.  The ZS Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of ZS common stock into which the shares of ZS Series A Preferred Stock can be converted.

In accordance with FASB ASC 480 and 815, the ZS Series A Preferred Stock has been classified as permanent equity and was valued based on the relative fair value, $139,959, assumed to be the total proceeds less the fair value of the warrants of $110,041, at November 6, 2018, the date of issuance. The value of the warrants were reflected as a discount to the ZS Series A Preferred Stock. Because the ZS Series A Preferred Stock can be converted at any time, the full amount of the discount relative to the warrants has been fully accreted and reflected as a deemed distribution.

The conversion feature of the ZS Series A Preferred Stock is an embedded derivative, which is classified as equity in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $193,377 at the date of issuance. However in accordance with FASB ASC 470, the value of the beneficial conversion feature is limited to the value of the ZS Series A Preferred Stock of $139,959 at the date of issuance. This was classified as an embedded derivative and a discount to the ZS Series A Preferred Stock.  Since the ZS Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The warrants associated with the ZS Series A Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the warrants from the ZS Series A Preferred Stock.

NOTE 14 – STOCKHOLDERS’ EQUITY

In June 2018, the Company issued 500,000 shares of common stock, fair value $162,450 in settlement of litigation.

Warrant Amendments and Adjustments

In accordance with FASB ASC 505-50, options with performance conditions should be revalued based on the modification accounting methodology described in ASC 718-20. As such the Company has revalued certain options with consultants and determined that there was a decrease in fair value of $0 and $16,985 during the year ended December 31, 2018 and 2017.  For the year ended December 31, 2017, the Company used the Black-Scholes option pricing model to calculate the decrease in fair value with the following assumptions; no dividend yield, volatility of 151.1% to 201.5%, risk free interest rate of 1.55% to 2.20% to and expected life of 2.6 to 5 years.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Prior to this Update, Topic 718 applied only to share-based transactions to employees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The adoption of this pronouncement on June 30, 2018 had no material impact on the Company’s consolidated financial statements.

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

On October 25, 2017, the Company appointed a new Chief Executive Officer and Chairman of the Board.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with the Chief Executive Officer and Chairman of the Board, pursuant to which he will be employed on an at will basis at an annual salary of $300,000 during the first year of employment and $350,000 during the second year.  He also received options to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over three years and 650,000 shares of restricted stock, 400,000 of which vested immediately and the remainder vest on the one year anniversary of his employment.  The options were valued at $616,884 fair value using the Black-Scholes option pricing model to calculate the fair value, with the following assumptions: no dividend yield, expected volatility of 155.1%, risk free interest rate of 2.06%, and expected option life of 5 years.  The options are being expensed over the vesting period.

The RSAs granted in October 2017 to the new CEO were valued at $97,500 based on the market price of the shares on the issuance date, which was $0.15.  The value of the 400,000 RSAs that vested immediately, or $60,000, was expensed immediately and the remainder was recorded as deferred compensation and was amortized over the vesting period.  The RSUs that vested in 2017 were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 154,000 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payments for the employee’s tax obligations to taxing authorities were approximately $23,000.  This net share settlement had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.  For the years ended December 31, 2018 and 2017, $31,250 and $66,250 was expensed.

NOTE 15 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the Plan, the Company is authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan is intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2018, options to purchase 9,903,333 shares of common stock have been issued and are unexercised, and 5,246,667 shares were available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2018, under the 2013 Plan grants of restricted stock and options to purchase 4,421,667 shares of common stock have been issued and are unvested or unexercised, and 578,333 shares of common stock remained available for grants under the 2013 Plan.

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

Prior to January 1, 2014, volatility in all instances presented is REGO’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to REGO.  Beginning January 1, 2014, volatility in all instances presented is REGO’s estimate of volatility that is based on the historical volatility of the REGO’s stock.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2018 and 2017:

	2018	2017

Risk Free Interest Rate	2.7%	2.0%
Expected Volatility	153.1%	153.2%
Expected Life (in years)	5	5
Dividend Yield	0%	0%
Weighted average estimated fair value of options
during the period	$0.23	$0.15

The following table summarizes the activities for REGO stock options for the years ended December 31, 2018 and 2017:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2016	11,394,999	$0.77	2.3	$179

Granted	6,750,000	0.90

Cancelled/forfeited/expired	(8,994,999)	0.80

Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Granted	4,900,000	0.48
Expired	(1,125,000)	1.26	-	-

Balance December 31, 2018	12,925,000	$0.66	3.3	4

Exercisable at December 31, 2018	9,300,000	$0.57	3.3	$4

Exercisable at December 31, 2018 and expected to
vest thereafter	12,925,000	$0.66	3.3	$4

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.15 and $0.24 for Company’s common stock on December 31, 2018 and 2017.

During the years ended December 31, 2018 and 2017, the weighted average fair value of stock options granted during the year was $0.23 and $0.15.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

For the years ended December 31, 2018 and 2017, the Company expensed $1,438,007 and $215,449 relative to the fair value of stock options granted.

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

As of December 31, 2018, there was $413,230 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2018 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested options for the years ended December 31, 2018 and 2017:

	Unvested Options
		Weighted -
		Average
		Grant
		Date Fair
	Number of	Value
	Shares	(in 000's) (1)
Balance December 31, 2016	4,181,670	$0.12

Granted	6,750,000	0.15

Vested	(1,836,667)	0.13

Cancelled/forfeited/expired	(3,283,333)	0.15

Balance December 31, 2017	5,811,670	$0.13

Granted	4,900,000	0.24
Vested	(7,086,670)	0.21

Balance December 31, 2018	3,625,000	0.13

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2018 and 2017:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2016	25,354,738	$1.07	0.4	$23

Granted	960,000	0.90		-
Expired	(25,123,038)	(1.07)		-

Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Granted	1,992,020	0.90	1.0	-
Expired	(131,700)	0.90	-	-

Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Exercisable at December 31, 2018	3,052,020	$0.90	1.3	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	3,052,020	$0.90	1.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.15 and $0.24 for REGO’s common stock on December 31, 2018 and 2017.

During the years ended December 31, 2018 and 2017, the weighted average fair value of warrants granted during the year was $0.17.

All warrants were vested on the date of grant.

On September 11, 2018, the Company’s subsidiaries below each issued options to purchase 100,000 shares of the specific subsidiary’s common stock to a consultant.  The options for ZBS, ZCS and ZPS were all valued at $0, fair value, using the Black-Scholes options pricing model to calculate the grant-date fair value of the options. The assumptions related to the use of the Black-Scholes option pricing model for the options, during the three months ended September 30, 2018 for the subsidiaries are as follows: no dividend yield, expected volatility of 16.5% based on the industry sector index, risk free interest rate of 2.76% and expected term of 2.0 years. ZCS also issued options, on December 19, 2018, to purchase 1,300,000 shares of ZCS’ common stock to the two board members of REGO and the chief financial officer of REGO. In addition, on December 19, 2018, ZCS issued options to purchase 500,000 shares of ZCS’ common stock to a consultant and 300,000 shares to a more than 5% owner of REGO for consulting services. The assumptions related to the use of the Black-Scholes option pricing model for these options are as follows: no dividend yield, expected volatility of 18.4% based on the industry sector index, risk free interest rate of 2.62% and expected term of 5.0 years. All of these options were also valued at $0, fair market value.

The options to purchase 100,000 shares of ZS common stock on September 11, 2018 were valued at $21,938, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, which was expensed immediately. ZS also issued options, in December 2018, to purchase 1,300,000 shares of ZS’ common stock to the two board members of REGO and the chief financial officer of REGO, valued at $659,346, fair value. In addition, in December 2018, ZS issued options to purchase 700,000 shares of ZCS’s common stock to two consultants and 300,000 shares to a more than 5% owner of REGO for consulting services, valued at $440,533. The assumptions related to the use of the Black-Scholes option pricing model for theses options are as follows: no dividend yield, expected volatility of 18.2% to 18.4% based on the industry sector index, risk free interest rate of 2.62% to 2.83% and expected term of 2.0 to 5.0 years. All of these options were also valued at $0, fair market value.

 The following table summarizes the activities for ZS’s stock options for the year ended December 31, 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	2,400,000	5.00	4.7	-

Balance December 31, 2018	2,400,000	$5.00	4.7	$-

Exercisable at December 31, 2018	2,400,000	$5.00	4.7	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	2,400,000	$5.00	4.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2018.

During the year ended December 31, 2018, the weighted average fair value of stock options granted during the year was $0.48.  The fair value of stock options for employees is expensed over the vesting term. Upon the adoption of FASB ASU No. 2018-07, in June 2018, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

For the year ended December 31, 2018, ZS expensed $1,113,851 relative to the fair value of stock options granted.

As of December 31, 2018, there was $0 of unrecognized compensation cost related to outstanding stock options.

The following table summarizes the activities for ZS’s warrants for the year ended December 31, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	83,334	3.00	2.9	-

Balance at December 31, 2018	83,334	$3.00	2.9	$-

Exercisable at December 31, 2018	83,334	$3.00	2.9	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	83,334	$3.00	2.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2018.

The following table summarizes the activities for ZBS’s stock options for the year ended December 31, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	1.7	-

Balance at December 31, 2018	100,000	$5.00	1.7	$-

Exercisable at December 31, 2018	100,000	$5.00	1.7	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	100,000	$5.00	1.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on December 31, 2018.

For the year ended December 31, 2018, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the year ended December 31, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2017	-	$-	-	$-

Granted	2,200,000	5.00	4.8	-

Balance at December 31, 2018	2,200,000	$5.00	4.8	$-

Exercisable at December 31, 2018	2,200,000	$5.00	4.8	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	2,200,000	$5.00	4.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on December 31, 2018.

For the year ended December 31, 2018, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the year ended December 31, 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2017	-	$-	-	$-

Granted	100,000	5.00	1.7	-

Balance at December 31, 2018	100,000	$5.00	1.7	$-

Exercisable at December 31, 2018	100,000	$5.00	1.7	$-

Exercisable at December 31, 2018 and expected to
vest thereafter	100,000	$5.00	1.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on December 31, 2018.

For the year ended December 31, 2018, ZPS expensed $0 with respect to options.

NOTE 16 - OPERATING LEASES

For the years ended December 31, 2018 and 2017, total rent expense under leases amounted to $81,535 and $94,658.  At December 31, 2018, the Company was not obligated under any non-cancelable operating leases.

NOTE 17 – RELATED PARTY TRANSACTIONS

The Company has entered into a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month, plus expenses.  As of December 31, 2018 and 2017, the Company owed the consulting company $113,920 and $5,000 and expensed $180,000 and $169,500 to the consulting company.  The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company has entered into a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month, plus expenses.  For the years ended December 31, 2018 and 2017, the Company has expensed $60,000 and $55,000 to this consultant.

During the year ended December 31, 2017, the Company received $49,000 in non-interest bearing notes payable from one of its board members.  These notes payable were repaid in full during the year ended December 31, 2017.

During the year ended December 31, 2018, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $25,000 as a deposit for technical assistance with the Platform when it becomes necessary.

NOTE 18 – SUBSEQUENT EVENTS

During the three months ended March 31, 2019, the Company issued $900,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $550,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 9).

The Company issued options to purchase an aggregate of 500,000 shares of the Company’s common stock to five employees with an exercise price of $0.90, vesting immiediately and expiring in 5 years. The options were valued at $72,576, fair value.

The Company issued options to purchase 25,000 shares of the Company’s common stock to an attorney in satisfaction of $15,000 in legal fees, at an exercise price of $0.90, vesting immediately and expiring in 2 years.

The Company issued options to purchase 50,000 shares of the Company’s common stock to a marketing company for marketing services, with an exercise price of $0.90, vesting immediately and expiring in 2 years. The options were valued at $7,562, fair value.

On March 20, 2019, the Company entered into a consulting agreement with a payment platform technology specialist. In conjunction with the agreement the Company agreed to issue shares of the Company’s common stock to the consultant as follows:

1.	62,500 shares at Production Product Launch – July 1, 2019

2.	62,500 shares at First Product Revenue – September 1, 2019

3.	125,000 shares when Technology Passes Potential Buyer’s Due Diligence – October 31, 2019.

