Form 10-Q
period 2019-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2019-05-15
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at May 15, 2019.

1

PART I - FINANCIAL INFORMATION

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

3

 ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,734	$10,733
Accounts receivable	6,870	1,923
Prepaid expenses	42,337	19,505
Deposits	46,218	26,218

TOTAL CURRENT ASSETS	163,159	58,379

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $170,569 and $163,240	376,613	383,942
Investment	115,000	115,000
	491,613	498,942

TOTAL ASSETS	$654,772	$557,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,266,696	$4,119,976
Accounts payable and accrued expenses - related parties	507,762	428,249
Loans payable	85,600	89,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	3,163,157
Notes payable - stockholders	127,000	134,000
4% Secured convertible notes payable - stockholders	7,387,250	6,487,250
Preferred stock dividend liability	5,292,781	5,021,000

TOTAL CURRENT LIABILITIES	20,680,246	19,643,232

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at March 31, 2019 and December 31, 2018	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2019 and December 31, 2018	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2019 and December 31, 2018	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at March 31, 2019 and
December 31, 2018	11,960	11,960

Additional paid in capital	59,793,042	59,548,971

Accumulated deficit	(80,053,011)	(78,880,134)

Noncontrolling interests	222,521	233,278

STOCKHOLDERS' DEFICIT	(20,025,474)	(19,085,911)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$654,772	$557,321

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended
	Ended March 31,
	2019	2018

SALES	$19,259	$-

OPERATING EXPENSES
Sales and marketing	30,304	8,200
Product development	213,557	174,501
General and administrative	521,535	571,939
Total operating expenses	765,396	754,640

NET OPERATING LOSS	(746,137)	(754,640)

OTHER EXPENSE
Interest expense	(165,717)	(330,227)
	(165,717)	(330,227)

NET LOSS	(911,854)	(1,084,867)

LESS: Accrued preferred dividends	(266,780)	(268,280)
Net loss attributable to noncontrolling interests	5,757	6,433

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,172,877)	$(1,346,714)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,346,866	118,346,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance, December 31, 2018 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	$233,278	$(19,085,911)

Issuance of warrants for interest expense	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends										(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,793,042	$(80,053,011)	$222,521	$(20,025,474)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total

Balance, December 31, 2017 (Audited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	191,737	-	-	-	$191,737
Stock based compensation expense	-	-	-	-	-	-	-	-	133,757		-	-	$133,757
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	$9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,280)	-	$(268,280)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,078,434)	(6,333)	$(1,084,767)

Balance, March 31, 2018 (Unaudited)	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,715,983	$(21,875)	$(73,459,436)	$(6,333)	$(16,759,787)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(911,854)	$(1,084,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for interest on notes payable	21,305	191,737
Fair value of options issued in exchange for services	222,766	133,757
Fair value of common stock issued in exchange for services	-	9,375
Accretion of discount on notes payable	-	3,264
Depreciation and amortization	7,329	7,663
(Increase) decrease in assets
Accounts receivable	(4,947)	-
Prepaid expenses	(22,831)	22,900
Deposits	(20,000)	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	146,720	163,193
Accounts payable and accrued expenses - related parties	79,513	101,189

Net cash used in operating activities	(481,999)	(451,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	42,265
Repayment of loans payable	(4,000)	(27,450)
Proceeds from convertible notes payable - stockholders	550,000	250,000
Repayment of notes payable - stockholders	(7,000)	-
Proceeds from convertible notes payable	-	183,250

Net cash provided by financing activities	539,000	448,065

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,001	(3,724)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,733	7,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,734	$3,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$271,781	$268,280

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$350,000	$100,000

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

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017 as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  ZPS is now a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for Oink (a payment platform owned by REGO) and access to the patents from REGO and is intended to launch a fully COPPA compliant platform in the fourth quarter of 2019. ZPS is also currently in discussions with several Northwest Arkansas (“NW”) companies to provide a white label payments application for their employees inclusive of a family wallet as well as financial literacy education. ZPS has also commenced initial discussions with a communications company from Montreal, Canada to collaborate on global payments solutions for the unbanked and underbanked.

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

UNLIMITED CLOUD CAPABILITES - The data will reside in a dedicated environment called a Hyperscale Converged Cloud Infrastructure, which is a leading-edge technology. Through an intuitive platform interface, the team will design, test, develop, manage, and deploy networks from anywhere. This includes, but is not limited to, virtualized, scalable work environments, scalable storage capabilities, state-of-the-art voice and unified communications solutions, cloud computing, backup and more.

SMARTLY DESIGNED - The Cloud platform will be custom-engineered on purpose-built hardware to deliver a highly-efficient and dense infrastructure to the market. Through proprietary Software Defined Distributed Virtual Routing, the consumer will get increased network speeds, agility, scalability and reduced latency as well as application mobility, security, data integrity and, most importantly, control.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS and will be providing blockchain solutions to the auto industry. ZAS has had minimal operations since inception.

The Company’s principal office is located in Cerritos, California.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2018 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842)and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases and therefore the standard did not have a material impact on the consolidated statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of May 15, 2019, the Company has a cash position of approximately $10,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2019.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2019 and December 31, 2018, the Company owed the Chief Executive Officer a total of $270,419 and $210,032, consisting of $266,884 and $207,845 in unpaid salary and expenses of $3,535 and $2,187.

As of March 31, 2019 and December 31, 2018, the Company owed the Chief Financial Officer $95,892 and $84,296 consisting of $95,892 and $84,256 in unpaid salary and expenses of $0 and $40.

The Company owed a company owned by a more than 5% beneficial owner $126,838 and $113,920 as of March 31, 2019 and December 31, 2018, consisting of consulting fees of $120,450 and $113,920 and expenses of $6,388 and $0.

Additionally as of March 31, 2019 and December 31, 2018, the Company owed the son of a more than 5% beneficial owner $24,000 and $20,000, pursuant to a consulting agreement.

NOTE 4 – LOANS PAYABLE

During the three months ended March 31, 2019 and 2018, the Company received loans in the amount of $0 with no formal repayment terms and 10% interest. The Company received loans in the amount of $0 and $42,265 with no formal repayment terms and no interest, during the three months ended March 31, 2019 and 2018.  The Company repaid $4,000 and $27,450 of these loans during the three months ended March 31, 2019 and 2018.  The balance of the loans payable as of March 31, 2019 and December 31, 2018 was $85,600 and $89,600. Interest accrued on the loans was $10,737 and $9,253 as of March 31, 2019 and December 31, 2018.  Interest expense related to these loans payable was $2,228 and $0 for the three months ended March 31, 2019 and 2018.

NOTE 5 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

During the three months ended March 31, 2019, $350,000 of the Notes were exchanged for $350,000 of the 4% Secured Convertible Notes (See Note 8).

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

The Notes are recorded as a current liability as of March 31, 2019 and December 31, 2018 in the amount of $2,813,157 and $3,163,157.  Interest accrued on the Notes was $1,356,595 and $1,283,660 as of March 31, 2019 and December 31, 2018.  Interest expense other than the warrant related interest expense in the paragraph above, related to these Notes payable was $72,935 and $88,507 for the three months ended March 31, 2019 and 2018.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000, which is non-interest bearing along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three months ended March 31, 2019 and 2018, the promissory note holder received additional warrants to purchase 175,000 shares and 325,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $21,305 and $62,934, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 183.3% to 236.2%, risk free interest rate of 1.9% to 2.6% and expected option term of 2 years.  The warrant value of $21,305 and $62,934 was expensed as interest expense during the three months ended March 31, 2019 and 2018.

On February 15, 2019, the Company reached an agreement with the promissory note holder whereby the warrants would no longer be issued on a weekly basis and that the accrued interest of 10% in addition to the warrants would be waived retrospectively in full.

The Company also repaid $7,000 of the promissory notes during the three months ended March 31, 2019.

The notes payable are recorded as a current liability as of March 31, 2019 and December 31, 2018 in the amount of $127,000 and $134,000.  Interest accrued on the notes, as of March 31, 2019 and December 31, 2018 was  $1,828 and $1,084  Interest expense exclusive of the fair value of warrants above related to these notes payable was $744 and $0 for the three months ended March 31, 2019 and 2018.

NOTE 8 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”).  The Company issued additional New Secured Notes during 2016, 2017, 2018 and 2019.

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

During the three months ended March 31, 2019, the Company issued $900,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $550,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 6).

The New Secured Notes are recorded as a short-term liability in the amount of $7,387,250 and $6,487,250 as of March 31, 2019 and December 31, 2018.  Interest accrued on the New Secured Notes was $464,216 and $394,967 as of March 31, 2019 and December 31, 2018.  Interest expense, including accretion of discounts, related to these notes payable was $69,249 and $49,983 for the three months ended March 31, 2019 and 2018.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2019 and 2018.

As of January 1, 2019, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2018 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2019, and there was no accrual for uncertain tax positions as of March 31, 2019. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive days.

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at March 31, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at March 31, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum or $7.20 per Series B Preferred Share.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at March 31, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The Warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series B Preferred Stock.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of the Rego’s Series C Cumulative Convertible Preferred Stock (“Series C”).  As of March 31, 2019, none of the Series C shares are issued or outstanding.  After the date of issuance of Series C, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2019, the value of the cumulative 8% dividends for all Rego preferred stock was $5,292,781.  Such dividends will be paid when and if declared payable by the Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

ZS Series A Preferred Stock

In November 2018, ZS pursuant to a Securities Purchase Agreement (the “ZS Series A Purchase Agreement”), issued in a private placement to an accredited investor, 83,334 units at an original issue price of $3 per unit (the “ZS Original Series A Issue Price”), which includes one share of ZS’ Series A Cumulative Convertible Preferred Stock (the “ZS Series A Preferred Stock”) and one warrant to purchase one share of ZS’ common stock with an exercise price of $3.00 per share expiring in three years (the “Series A Warrants”). ZS raised $250,000 with respect to this transaction. Dividends on the ZS Series A Preferred Stock accrue at a rate of 8% per annum and are cumulative.  The ZS Series A Preferred Stock has a preference in liquidation equal to two times the ZS Original Series A Issue Price to be paid out of assets available for distribution prior to holders of ZS common stock and thereafter participates with the holders of ZS common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the ZS Original Series A Issue Price. The ZS Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of ZS common stock into which the shares of ZS Series A Preferred Stock can be converted.

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

During the three months ended March 31, 2019 and 2018, the Company expensed $0 and $9,375 relative to restricted stock awards.

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2019, options to purchase 9,811,667 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2019, under the 2013 Plan grants of restricted stock and options to purchase 4,905,000 shares of common stock have been issued and are outstanding or unexercised, and 95,000 shares of common stock remain available for grants under the 2013 Plan.

The 2013 Plan is administered by the Board or its compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the 2013 Plan.

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

On January 9, 2019, the Company issued options to purchase an aggregate of 500,000 shares of the Company’s common stock to four employees and a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 5 years, with a fair value of $72,576 in total, which was expensed immediately.

On January 21, 2019, the Company issued options to purchase 50,000 shares of the Company’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $7,562, which was expensed immediately.

On February 1, 2019, the Company issued options to purchase 25,000 shares of the Company’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $3,593 in total. These options were issued to satisfy a ZS obligation in the amount of $15,000 and resulted in forgiveness of debt of $11,607.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2019:

2019

Risk Free Interest Rate	2.57%
Expected Volatility	170.0%
Expected Life (in years)	2 to 5
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$ 0.15

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	12,925,000	$0.66	3.3	4

Granted	575,000	0.90
Expired/cancelled	(183,333)	0.91	-	-

Balance March 31, 2019	13,316,667	$0.67	3.1	27

Exercisable at March 31, 2019	9,758,333	$0.58	3.1	$27

Exercisable at March 31, 2019 and expected to
vest thereafter	13,316,667	$0.67	3.1	$27

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.20 for REGO’s common stock on March 31, 2019.

For the three months ended March 31, 2019 and 2018, Rego expensed $194,715 and $133,756 with respect to options.

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

As of March 31, 2019, there was $285,635 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2019 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the three months ended March 31, 2019:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2018	3,625,000	$0.13

Granted	575,000	0.15
Expired/cancelled	(66,667)	0.25
Vested	(575,000)	0.15

Balance March 31, 2019	3,558,333	$0.16

The following table summarizes the activities for REGO’s warrants for the three months ended March 31, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Granted	175,000	0.90	2.0	-

Balance at March 31, 2019	3,227,020	$0.90	1.1	$-

Exercisable at March 31, 2019	3,227,020	$0.90	1.1	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	3,227,020	$0.90	1.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.20 for Rego’s common stock on March 31, 2019.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the three months ended March 31, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,400,000	$5.00	4.6	$-

Balance March 31, 2019	2,400,000	$5.00	4.3	$-

Exercisable at March 31, 2019	2,400,000	$5.00	4.3	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	2,400,000	$5.00	4.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2019.

For the three months ended March 31, 2019, ZS expensed $28,051 with respect to options.

The following table summarizes the activities for ZS’s warrants for the three months ended March 31, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	83,334	$3.00	2.9	$-

Balance March 31, 2019	83,334	$3.00	2.6	$-

Exercisable at March 31, 2019	83,334	$3.00	2.6	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	83,334	$3.00	2.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2019.

For the three months ended March 31, 2019, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the three months ended March 31, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance March 31, 2019	100,000	$5.00	1.4	$-

Exercisable at March 31, 2019	100,000	$5.00	1.4	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	100,000	$5.00	1.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on March 31, 2019.

For the three months ended March 31, 2019, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the three months ended March 31, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,200,000	$5.00	4.8	$-

Balance March 31, 2019	2,200,000	$5.00	4.6	$-

Exercisable at March 31, 2019	2,200,000	$5.00	4.6	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	2,200,000	$5.00	4.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on March 31, 2019.

For the three months ended March 31, 2019, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the three months ended March 31, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance March 31, 2019	100,000	$5.00	1.4	$-

Exercisable at March 31, 2019	100,000	$5.00	1.4	$-

Exercisable at March 31, 2019 and expected to
vest thereafter	100,000	$5.00	1.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on March 31, 2019.

For the three months ended March 31, 2019, ZPS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months ended March 31, 2019 and 2018 were $5,757 and $6,333.

NOTE 14 – OPERATING LEASES

For the three months ended March 31, 2019 and 2018, total rent expense under leases amounted to $7,330 and $4,967.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2019.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three months ended March 31, 2019 and 2018, the Company expensed $45,000 to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three months ended March 31, 2019 and 2018, the Company expensed $15,000 to this consultant.

During the three months ended March 31, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $20,000 as a deposit for technical assistance with the Platform when it becomes necessary.

NOTE 16 – SUBSEQUENT EVENTS

On April 2, 2019, the Company extended by two years the term of options to purchase 150,000 shares of the Company’s common stock with an exercise price of $0.90 which were to expire in June 2019.  The fair value of the extended warrants was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 182.9%, risk free interest rate of 2.3% and expected option life approximating two years.  The Company recognized compensation expense of $21,964 which was charged to general and administrative expenses.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended March 31, 2019 and 2018. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2019 and 2018 we generated revenues of $19,259 and $0.  In 2019, we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

For the three months ended March 31, 2019 and 2018, we had a net loss of $911,854 and $1,084,867.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2019 were $30,304 as compared to $8,200 for the three months ended March 31, 2018, an increase of $22,104. The Company issued options to a marketing firm for the preparation of various presentation materials, during the three months ended March 31, 2019. The options were valued at $22,077.

Product Development

Product development expenses were $213,557 and $174,501 for the three months ended March 31, 2019 and 2018, an increase of $39,056. The current platform development is primarily labor intensive, which is being provided by employees as opposed to employee and consultant labor, therefore the Company has incurred more payroll tax and employee benefit expenses during the three months ended March 31, 2019.

General and Administrative Expenses

General and administrative expenses decreased $50,404 to $521,535 for the three months ended March 31, 2019 from $571,939 for the three months ended March 31, 2018. The decrease resulted primarily from option expenses decreases in 2019 relative to employees, which is a difference of approximately $40,500. Additionally, payroll expenses decreased in 2019, by approximately $13,000 as we reduced administrative staff in order to conserve funds.

Interest Expense

During the three months ended March 31, 2019, the Company incurred interest expense of $165,717 as compared to $330,227 for the three months ended March 31, 2018, a decrease of $164,510. The decrease in interest expense relates to the exchange by some investors of 10% secured convertible notes for the 4.0% secured convertible notes in 2018, which is now reducing interest expense in 2019.

Liquidity and Capital Resources

As of May 15, 2019, we had cash on hand of approximately $10,000.

Net cash used in operating activities increased $30,210 to $481,999 for the three months ended March 31, 2019 as compared to $451,789 for the three months ended March 31, 2018.  The increase resulted primarily from increases in prepaid expenses and deposits.

Net cash provided by financing activities increased to $539,000 for the three months ended March 31, 2019 from $448,065 for the three months ended March 31, 2018, an increase of $90,935.  Cash provided by financing activities during the three months ended March 31, 2019, consisted of convertible notes payable to provide capital to continue operations.

Subsequent to March 31, 2019, we have generated approximately $8,000 of revenue by outsourcing portions of our development team for small development projects.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the Platform is expected in the third quarter of 2019, however, we do not project that significant revenue will be developed until later in 2019. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond May 2019.

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

Off-Balance Sheet Arrangements

As of March 31, 2019, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2018. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2019, the Company issued $900,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $550,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes.

The foregoing issuances were conducted as private placements, which were exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

See Note 8 to the financial statements contained herein for a description of the terms of the New Secured Notes.

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
Date: May 15, 2019

