Form 10-Q
period 2019-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2019-08-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at August 14, 2019.

2

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	6

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	7

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT	8

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10 to 24

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$123,269	$10,733
Accounts receivable	-	1,923
Prepaid expenses	26,461	19,505
Deposits	1,218	26,218

TOTAL CURRENT ASSETS	150,948	58,379

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-
OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $177,898 and $163,240	369,283	383,942
Investment	115,000	115,000
	484,283	498,942

TOTAL ASSETS	$635,231	$557,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,524,886	$4,119,976
Accounts payable and accrued expenses - related parties	647,592	428,249
Loans payable	85,600	89,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	3,163,157
Notes payable - stockholders, net of discount of $14,063 and $0	362,937	134,000
4% Secured convertible notes payable - stockholders	-	6,487,250
Preferred stock dividend liability	5,564,561	5,021,000

TOTAL CURRENT LIABILITIES	14,198,733	19,643,232

LONG-TERM LIABILITIES
4% Secured convertible notes payable - stockholders	7,387,250	-

TOTAL LONG-TERM LIABILITIES	7,387,250	-

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at June 30, 2019 and December 31, 2018	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2019 and December 31, 2018	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2019 and December 31, 2018	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at June 30, 2019 and
December 31, 2018	11,960	11,960

Additional paid in capital	59,869,115	59,548,971

Accumulated deficit	(81,048,638)	(78,880,134)

Noncontrolling interests	216,797	233,278

STOCKHOLDERS' DEFICIT	(20,950,752)	(19,085,911)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$635,231	$557,321

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

SALES	$15,226	$-	$34,485	$-

OPERATING EXPENSES
Sales and marketing	(1,839)	5,163	28,465	13,363
Product development	27,839	314,679	241,396	489,180
General and administrative	568,167	1,435,925	1,089,703	2,007,864
Total operating expenses	594,167	1,755,767	1,359,564	2,510,407

NET OPERATING LOSS	(578,941)	(1,755,767)	(1,325,079)	(2,510,407)

OTHER EXPENSE
Interest expense	(150,629)	(213,452)	(316,346)	(543,679)
	(150,629)	(213,452)	(316,346)	(543,679)

NET LOSS	(729,570)	(1,969,219)	(1,641,425)	(3,054,086)

LESS: Accrued preferred dividends	(271,781)	(268,281)	(543,561)	(536,561)
Net loss attributable to noncontrolling interests	724	5,126	6,481	11,459

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,000,627)	$(2,232,374)	$(2,178,505)	$(3,579,188)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,596,866	119,180,199	119,596,866	118,680,199

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Month Period Ended June 30, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance, December 31, 2018	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	$233,278	$(19,085,911)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,793,042	$(80,053,011)	$222,521	$(20,025,474)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of options with notes payable	-	-	-	-	-	-	-	-	16,437	-	-	16,437
Fair value of options for services	-	-	-	-	-	-	-	-	59,636	-	-	59,636
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(728,846)	(724)	(729,570)

Balance June 30, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,869,115	$(81,048,638)	$216,797	$(20,950,752)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Month Period Ended June 30, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total

Balance, December 31, 2017	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	191,737	-	-	-	191,737
Fair value of options for services	-	-	-	-	-	-	-	-	133,757	-	-	-	133,757
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,280)	-	(268,280)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,078,434)	(6,333)	(1,084,767)

Balance, March 31, 2018	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,715,983	$(21,875)	$(73,459,436)	$(6,333)	$(16,759,787)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	74,827	-	-	-	74,827
Issuance of common stock for settlement of accounts payable	-	-	-	-	-	-	500,000	50	169,400	-	-	-	169,450
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Fair value of options for services	-	-	-	-	-	-	-	-	946,666	-	-	-	946,666
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,281)	-	(268,281)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	183,250	-	-	-	183,250
Net loss	-	-	-	-	-	-	-	-	-	-	(1,964,193)	(5,126)	(1,969,319)

Balance, June 30, 2018	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$58,205,076	$(12,500)	$(75,691,910)	$(11,459)	$(17,498,819)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,641,425)	$(3,054,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for interest on notes payable	21,305	266,564
Fair value of options issued in exchange for services	282,402	1,080,422
Fair value of common stock issued in exchange for services	-	18,750
Fair value of common stock issued settlement of litigation	-	169,450
Accretion of discount on notes payable	2,374	6,421
Depreciation and amortization	14,659	14,978
(Increase) decrease in assets
Accounts receivable	1,923	-
Prepaid expenses	(6,956)	35,800
Deposits	25,000	-
Increase in liabilities
Accounts payable and accrued expenses	395,295	436,795
Accounts payable and accrued expenses - related parties	228,959	178,968
Deferred revenue	-	200,000

Net cash used in operating activities	(676,464)	(645,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	131,175
Repayment of loans payable	(4,000)	(59,475)
Proceeds from convertible notes payable - stockholders	550,000	325,000
Proceeds from notes payable - stockholders	250,000	-
Repayment of notes payable - stockholders	(7,000)	-
Proceeds from convertible notes payable	-	243,250

Net cash provided by financing activities	789,000	639,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,536	(5,988)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,733	7,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$123,269	$1,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$543,561	$536,561

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$350,000	$100,000

Accrued interest as discount on notes payable	$16,437	$-

Issuance of common stock for investment	$-	$115,000

Conversion of convertible notes payable for equity	$-	$183,250

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system will allow parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform automatically monitors regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

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

REGO has licensed its technology to ZS, as the REGO determined that to extend the Company’s business runway, the Company needed to adapt its technology to include blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2018 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of August 14, 2019, the Company has a cash position of approximately $108,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through September 2019.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2019 and December 31, 2018, the Company owed the Chief Executive Officer a total of $353,880 and $210,032, consisting of $353,345 and $207,845 in unpaid salary and expenses of $535 and $2,187.

As of June 30, 2019 and December 31, 2018, the Company owed the Chief Financial Officer $118,392 and $84,296 consisting of $118,392 and $84,256 in unpaid salary and expenses of $0 and $40.

The Company owed a company owned by a more than 5% beneficial owner $145,820 and $113,920 as of June 30, 2019 and December 31, 2018, consisting of consulting fees.

Additionally as of June 30, 2019 and December 31, 2018, the Company owed the son of a more than 5% beneficial owner $29,500 and $20,000, pursuant to a consulting agreement.

NOTE 4 – LOANS PAYABLE

During the six months ended June 30, 2019 and 2018, the Company received $0 and $71,260 with no formal repayment terms and 10% interest. The Company received loans in the amount of $0 and $59,915 with no formal repayment terms and no interest, during the six months ended June 30, 2019 and 2018.  The Company repaid $4,000 and $59,475 of these loans during the six months ended June 30, 2019 and 2018.  The balance of the loans payable as of June 30, 2019 and December 31, 2018 was $85,600 and $89,600. Interest accrued on the loans was $12,187 and $9,253 as of June 30, 2019 and December 31, 2018.  Interest expense related to these loans payable was $706 and $2,934 for the three and six months ended June 30, 2019 and $676 for the three and six months ended June 30, 2018.

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

During the six months ended June 30, 2019, $350,000 of the Notes were exchanged for $350,000 of the 4% Secured Convertible Notes (See Note 8).

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

The Notes are recorded as a current liability as of June 30, 2019 and December 31, 2018 in the amount of $2,813,157 and $3,163,157.  Interest accrued on the Notes was $1,426,924 and $1,283,660 as of June 30, 2019 and December 31, 2018.  Interest expense other than the warrant related interest expense in the paragraph above, related to these Notes payable was $70,329 and $143,264 for the three and six months ended June 30, 2019 and $88,507 and $177,013 and for the three and six months ended June 30, 2018.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000, which is non-interest bearing along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three months ended March 31, 2019 and 2018, the promissory note holder received additional warrants to purchase 175,000 shares and 325,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $21,305 and $62,934, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 183.3% to 236.2%, risk free interest rate of 1.9% to 2.6% and expected option term of 2 years.  The warrant value of $0 and $21,305 was expensed as interest expense during the three and six months ended June 30, 2019 and $74,827 and $137,761 during the three and six months ended June 30, 2018.

On February 15, 2019, the Company reached an agreement with the promissory note holder whereby the warrants would no longer be issued on a weekly basis and that the accrued interest of 10% in addition to the warrants would be waived retrospectively in full. The reversal was recorded as a reduction in interest expense.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $200,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $200,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $8,757 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $50,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $50,000 from a 50/50 revenue split relative to a Norway joint venture (Note 16). The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $7,681 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.

The Company also repaid $7,000 of the promissory notes during the six months ended June 30, 2019.

The notes payable are recorded as a current liability as of June 30, 2019 and December 31, 2018 in the amount of $362,937 and $134,000 net of discount of $14,063 and $0.  Interest accrued on the notes, as of June 30, 2019 and December 31, 2018 was  $3,391 and $1,084.  Interest expense including accretion of discount, but exclusive of the fair value of warrants above related to these notes payable was $3,937 and $4,681 for the three and six months ended June 30, 2019 and $0 for the three and six months ended June 30, 2018.

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

The maturity dates of the New Secured Notes were extended by the investors to October 31, 2020.

During the six months ended June 30, 2019, the Company issued $900,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $550,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 6).

The New Secured Notes are recorded as a long-term liability in the amount of $7,387,250 as of June 30, 2019 and a current liability in the amount of $6,487,250 as of December 31, 2018.  Interest accrued on the New Secured Notes was $539,129 and $394,967 as of June 30, 2019 and December 31, 2018.  Interest expense, including accretion of discounts, related to these notes payable was $74,912 and $144,161 for the three and six months ended June 30, 2019 and $49,442 and $99,426 for the three and six months ended June 30, 2018.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2019 and 2018.

As of January 1, 2019, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2019 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2019, and there was no accrual for uncertain tax positions as of June 30, 2019. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at June 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at June 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at June 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

As of June 30, 2019, the value of the cumulative 8% dividends for all Rego preferred stock was $5,551,228.  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of June 30, 2019, the value of the cumulative 8% dividends for ZS preferred stock was $13,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

Extension and Revaluation of Options

In April 2019, the Board of Directors of the Company approved amendments extending the term of outstanding options to purchase in the aggregate 150,000 shares of common stock of the Company at an exercise price $0.90 per share.  These options were scheduled to expire in June 2019 and were each extended for an additional two year period from the applicable current expiration date. The Company used the Black-Scholes option pricing model to calculate the fair value at $21,975, with the following assumptions for the extended options: no dividend yield, expected volatility of 179.2%, risk free interest rate of 2.3%, and expected option life of two years. The incremental increase in fair value of this term extension was $21,964, which was expensed during the period.

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

During the three and six months ended June 30, 2019, the Company expensed $0 and during the three and six months ended June 30, 2018, the Company expensed $9,375 and $18,750 relative to restricted stock awards.

The Company entered into an financial advisory agreement whereby generally the Company will pay the financial advisor a success fee equal to 6% of the Capital committed in a capital transaction.

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2019, options to purchase 9,261,667 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2019, under the 2013 Plan grants of restricted stock and options to purchase 4,450,000 shares of common stock have been issued and 3,050,000 are outstanding or unexercised, and 550,000 shares of common stock remain available for grants under the 2013 Plan.

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

On January 9, 2019, REGO issued options to purchase an aggregate of 500,000 shares of REGO’s common stock to four employees and a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 5 years, with a fair value of $72,576 in total, which was expensed immediately.

On January 21, 2019, REGO issued options to purchase 50,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $7,562, which was expensed immediately.

On February 1, 2019, REGO issued options to purchase 25,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $3,593 in total. These options were issued to satisfy a ZS obligation in the amount of $15,000 and resulted in forgiveness of debt of $11,607.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the six months ended June 30, 2019:

2019

Risk Free Interest Rate	2.4%
Expected Volatility	171.4%
Expected Life (in years)	3.9
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$ 0.13

 The following table summarizes the activities for REGO’s stock options for the six months ended June 30, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2018	12,925,000	$0.66	3.3	4

Granted	775,000	0.90
Expired/cancelled	(1,188,333)	0.65	-	-

Balance June 30, 2019	12,511,667	$0.69	3.0	$-

Exercisable at June 30, 2019	9,511,667	$0.60	3.0	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	12,511,667	$0.69	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.15 for REGO’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019, Rego expensed $59,636 and $254,351 and for the three and six months ended June 30, 2018, Rego expensed $946,666 and $1,080,422 with respect to options.

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

As of June 30, 2019, there was $104,032 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.5 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at June 30, 2019 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the six months ended June 30, 2019:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2018	3,625,000	$0.13

Granted	775,000	0.13
Expired/cancelled	(616,667)	0.25
Vested	(783,333)	0.13

Balance June 30, 2019	3,000,000	$0.16

The following table summarizes the activities for REGO’s warrants for the six months ended June 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Granted	175,000	0.90	2.0	-

Balance at June 30, 2019	3,227,020	$0.90	0.8	$-

Exercisable at June 30, 2019	3,227,020	$0.90	0.8	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	3,227,020	$0.90	0.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.15 for Rego’s common stock on June 30, 2019.

All warrants were vested on the date of grant.

 The following table summarizes the activities for ZS’s stock options for the six months ended June 30, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2018	2,400,000	$5.00	4.6	$-

Balance June 30, 2019	2,400,000	$5.00	4.1	$-

Exercisable at June 30, 2019	2,400,000	$5.00	4.1	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	2,400,000	$5.00	4.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019, ZS expensed $0 and $28,051 with respect to options and for the three and six months months ended June 30, 2018, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZS’s warrants for the six months ended June 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	83,334	$3.00	2.9	$83

Balance June 30, 2019	83,334	$3.00	2.4	$83

Exercisable at June 30, 2019	83,334	$3.00	2.4	$83

Exercisable at June 30, 2019 and expected to
vest thereafter	83,334	$3.00	2.4	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the six months ended June 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance June 30, 2019	100,000	$5.00	1.2	$-

Exercisable at June 30, 2019	100,000	$5.00	1.2	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	100,000	$5.00	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the six months ended June 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,200,000	$5.00	4.8	$-

Balance June 30, 2019	2,200,000	$5.00	4.3	$-

Exercisable at June 30, 2019	2,200,000	$5.00	4.3	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	2,200,000	$5.00	4.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019 and 2018, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the six months ended June 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance June 30, 2019	100,000	$5.00	1.2	$-

Exercisable at June 30, 2019	100,000	$5.00	1.2	$-

Exercisable at June 30, 2019 and expected to
vest thereafter	100,000	$5.00	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on June 30, 2019.

For the three and six months ended June 30, 2019, ZPS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and six months ended June 30, 2019 were $724 and $6,481 and for the three and six months ended June 30, 2018 were $5,026 and $11,459.

NOTE 14 – OPERATING LEASES

For the three and six months ended June 30, 2019, total rent expense under leases amounted to $6,352 and $13,682.  For the three and six months ended June 2018, total rent expense under leases amounted to $16,705 and $21,672.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2019.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three and six months ended June 30, 2019 and 2018, the Company expensed $45,000 and $90,000 relative to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three and six months ended June 30, 2019 and 2018, the Company expensed $15,000 and $30,000 relative to this consultant.

During the three and six months ended June 30, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $45,000 as a deposit for technical assistance with the Platform when it becomes necessary. The deposit has been fully refunded as of June 30, 2019.

NOTE 16 – SUBSEQUENT EVENTS

The Company entered into a consulting agreement with a consultant whereby the Company is obligated as follows:

1.	To pay $2,000 upon execution of the agreement.

2.	Upon the Effective Date, July 1, 2019, Company shall provide Consultant an option to purchase 200,000 shares of Company's common stock at an exercise price of USD $0.90 per share. The term of such option shall commence on the Date of Grant and shall expire three years from the Date of Grant. The fair value of the options was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 171.9%, risk free interest rate of 1.8% and expected option life approximating three years. The Company will recognize $22,897 as consulting expense over one year, which is the expected term of the consulting agreement.

3.	Upon the Company and a Norwegian bank entering into Definitive Agreements establishing a Joint Venture, Company shall provide Consultant an option to purchase an additional 200,000 shares of Company's common stock at an exercise price of USD $0.90 per share. The term of such option shall commence on the Date of Grant and shall expire three years from the Date of Grant.

4.	Upon the Joint Venture commercially launching the Payment Platform in Norway, Company shall provide Consultant with an option to purchase an additional 200,000 shares of Company's common stock at an exercise price of USD $0.90 per share. The term of such option shall commence on the Date of Grant and shall expire three years from the Date of Grant.

5.	In addition to the aforesaid options, during the Term of the Agreement, Company shall pay to Consultant an amount equal to 2% of all profit distributions received by Company from the Joint Venture. By way of illustration, assuming that during the Term, the Company receives an exclusive license fee of USD $10 million from the Joint Venture, Consultant shall receive a payment of USD $200,000 from Company.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended June 30, 2019 and 2018. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended June 30, 2019 and 2018 we generated revenues of $15,226 and $0.  In 2019, we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

For the three months ended June 30, 2019 and 2018, we had a net loss of $729,570 and $1,969,219.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2019 were $(1,839) as compared to $5,163 for the three months ended June 30, 2018, a decrease of $7,002. The Company redirected marketing funds during the three months ended June 30, 2019 as the focus has been on raising funds to be able to complete the Platform.

Product Development

Product development expenses were $27,839 and $314,679 for the three months ended June 30, 2019 and 2018, a decrease of $286,840. The Company is in the process of raising funds to complete the development of the Platform and only funding necessary projects.

General and Administrative Expenses

General and administrative expenses decreased $867,757 to $568,168 for the three months ended June 30, 2019 from $1,435,925 for the three months ended June 30, 2018. The decrease resulted primarily from option expenses decreases in 2019 relative to employees and consultants, which is a difference of approximately $643,000. Additionally, consultant fees decreased in 2019, by approximately $136,000 due to stock issued for settlement expenses in 2018.

Interest Expense

During the three months ended June 30, 2019, the Company incurred interest expense of $150,629 as compared to $213,452 for the three months ended June 30, 2018, a decrease of $62,823. The decrease in interest expense relates to the exchange by some investors of 10% secured convertible notes for the 4.0% secured convertible notes in 2018, which is now reducing interest expense in 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following discussion analyzes our results of operations for the six months ended June 30, 2019 and 2018. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the six months ended June 30, 2019 and 2018 we generated revenues of $34,485 and $0.  In 2019, we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

For the six months ended June 30, 2019 and 2018, we had a net loss of $1,641,425 and $3,054,086.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2019 were $28,465 as compared to $13,363 for the six months ended June 30, 2018, an increase of $15,102. The Company issued options to a marketing firm and a marketing consultant for the preparation of various presentation materials, during the six months ended June 30, 2019. The options were valued at $22,077. The Company also made an effort to minimize spending on sales and marketing in 2019.

Product Development

Product development expenses were $241,396 and $489,180 for the six months ended June 30, 2019 and 2018, a decrease of $247,784. The Company is in the process of raising funds to complete the development of the Platform and only funding necessary projects.

General and Administrative Expenses

General and administrative expenses decreased $918,161 to $1,089,703 for the six months ended June 30, 2019 from $2,007,864 for the six months ended June 30, 2018. The decrease resulted primarily from option expense decreases in 2019 relative to employees and consultants, which is a difference of approximately $671,000. Additionally, consultant fees decreased in 2019, by approximately $167,000 due to stock issued in settlement of expenses in 2018.

Interest Expense

During the six months ended June 30, 2019, the Company incurred interest expense of $316,346 as compared to $543,679 for the six months ended June 30, 2018, a decrease of $227,333. The decrease in interest expense relates to the exchange by some investors of 10% secured convertible notes for the 4.0% secured convertible notes in 2018, which is now reducing interest expense in 2019.

Liquidity and Capital Resources

As of August 14, 2019, we had cash on hand of approximately $108,000.

Net cash used in operating activities increased $30,526 to $676,464 for the six months ended June 30, 2019 as compared to $645,938 for the six months ended June 30, 2018.  The increase resulted primarily from reductions in options and stock issued in 2019 compared to 2018 and accounts payable differences.

Net cash provided by financing activities increased to $789,000 for the six months ended June 30, 2019 from $639,950 for the six months ended June 30, 2018, an increase of $149,050.  Cash provided by financing activities during the six months ended June 30, 2019, consisted of convertible notes payable and notes payable to provide capital to continue operations.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the Platform is expected in the first quarter of 2020, however, we do not project that significant revenue will be developed until later in 2020. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond September 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 17, 2019, the Company issued, in a private placement, options to two promissory note holders to purchase in the aggregate 200,000 shares of the Company’s common stock at an exercise price of $0.90 expiring in two years.

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
Date: August 14, 2019

