Form 10-Q
period 2019-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2019-11-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-53944

REGO PAYMENT ARCHITECTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

325 Sentry Parkway, Suite 200 Blue Bell, PA	19422
(Address of Principal Executive Offices)	(Zip Code)

(267) 465-7530

(Registrant’s Telephone Number, Including Area Code)

18327 Gridley Road, Suite K Cerritos, CA 90703
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at November 14, 2019.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,589	$10,733
Accounts receivable	-	1,923
Prepaid expenses	10,584	19,505
Deposits	1,218	26,218

TOTAL CURRENT ASSETS	34,391	58,379

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $185,228 and $163,240	361,954	383,942
Investment	115,000	115,000
	476,954	498,942

TOTAL ASSETS	$511,345	$557,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,784,069	$4,119,976
Accounts payable and accrued expenses - related parties	808,223	428,249
Loans payable	85,600	89,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	3,163,157
Notes payable - stockholders	477,000	134,000
4% Secured convertible notes payable - stockholders	-	6,487,250
Preferred stock dividend liability	5,836,341	5,021,000

TOTAL CURRENT LIABILITIES	15,004,390	19,643,232

LONG-TERM LIABILITIES
4% Secured convertible notes payable - stockholders	7,387,250	-

TOTAL LONG-TERM LIABILITIES	7,387,250	-

TOTAL LIABILITIES	22,391,640	19,643,232

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at September 30, 2019 and December 31, 2018	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2019 and December 31, 2018	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at September 30, 2019 and December 31, 2018	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at September 30, 2019 and
December 31, 2018	11,960	11,960

Additional paid in capital	59,953,532	59,548,971

Accumulated deficit	(82,057,137)	(78,880,134)

Noncontrolling interests	211,336	233,278

STOCKHOLDERS' DEFICIT	(21,880,295)	(19,085,911)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$511,345	$557,321

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

SALES	$-	$-	$34,485	$-

OPERATING EXPENSES
Sales and marketing	9,371	1,414	37,836	14,777
Product development	33,806	217,170	275,202	706,350
General and administrative	522,589	585,314	1,612,292	2,593,178
Total operating expenses	565,766	803,898	1,925,330	3,314,305

NET OPERATING LOSS	(565,766)	(803,898)	(1,890,845)	(3,314,305)

OTHER EXPENSE
Interest expense	(176,413)	(209,721)	(492,759)	(753,400)
	(176,413)	(209,721)	(492,759)	(753,400)

NET LOSS	(742,179)	(1,013,619)	(2,383,604)	(4,067,705)

LESS: Accrued preferred dividends	(271,780)	(263,780)	(815,341)	(800,341)
Net loss attributable to noncontrolling interests	461	14,622	6,942	26,081

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,013,498)	$(1,262,777)	$(3,192,003)	$(4,841,965)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,596,866	119,346,866	119,596,866	118,902,422

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Month Period Ended September 30, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance, December 31, 2018	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	$233,278	$(19,085,911)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019	107,850	11	28,378	3	-	-	119,596,866	11,960	59,793,042	(80,053,011)	222,521	(20,025,474)

Issuance of options with notes payable	-	-	-	-	-	-	-	-	16,437	-	-	16,437
Fair value of options for services	-	-	-	-	-	-	-	-	59,636	-	-	59,636
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(728,846)	(724)	(729,570)

Balance June 30, 2019	107,850	11	28,378	3	-	-	119,596,866	11,960	59,869,115	(81,048,638)	216,797	(20,950,752)

Issuance of options with notes payable	-	-	-	-	-	-	-	-	7,674	-	-	7,674
Fair value of options for services	-	-	-	-	-	-	-	-	76,743	-	-	76,743
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(741,718)	(461)	(742,179)

Balance September 30, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,953,532	$(82,057,137)	$211,336	$(21,880,295)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Month Period Ended September 30, 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total

Balance, December 31, 2017	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	191,737	-	-	-	191,737
Fair value of options for services	-	-	-	-	-	-	-	-	133,757	-	-	-	133,757
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,280)	-	(268,280)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,078,434)	(6,333)	(1,084,767)

Balance, March 31, 2018	107,850	$11	28,378	3	-	-	118,596,866	11,860	56,715,983	(21,875)	(73,459,436)	(6,333)	(16,759,787)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	74,827	-	-	-	74,827
Issuance of common stock for settlement of accounts payable	-	-	-	-	-	-	500,000	50	169,400	-	-	-	169,450
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Fair value of options for services	-	-	-	-	-	-	-	-	946,666	-	-	-	946,666
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(268,281)	-	(268,281)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	183,250	-	-	-	183,250
Net loss	-	-	-	-	-	-	-	-	-	-	(1,964,193)	(5,126)	(1,969,319)

Balance, June 30, 2018	107,850	$11	28,378	3	-	-	119,596,866	11,960	58,205,076	(12,500)	(75,691,910)	(11,459)	(17,498,819)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	43,576	-	-	-	43,576
Issuance of common stock for settlement of accounts payable	-	-	-	-	-	-	-	-	(6,950)	-	-	-	(6,950)
Fair value of options for services	-	-	-	-	-	-	-	-	210,464	-	-	21,938	232,402
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	9,375	-	-	9,375
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(263,780)	-	(263,780)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	(183,250)	-	-	243,250	60,000
Net loss	-	-	-	-	-	-	-	-	-	-	(998,997)	(14,622)	(1,013,619)

Balance, September 30, 2018	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$58,268,916	$(3,125)	$(76,954,687)	$239,107	$(18,437,815)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,383,604)	$(4,067,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for interest on notes payable	21,305	310,140
Fair value of options issued in exchange for services	359,145	1,312,825
Fair value of common stock issued in exchange for services	-	28,125
Fair value of common stock issued for settlement of litigation	-	162,500
Accretion of discount on notes payable	24,111	-
Depreciation and amortization	21,988	22,243
(Increase) decrease in assets
Accounts receivable	1,923	-
Prepaid expenses	8,921	48,700
Deposits	25,000	-
Increase in liabilities
Accounts payable and accrued expenses	664,093	694,464
Accounts payable and accrued expenses - related parties	379,974	256,493
Deferred revenue	-	200,000

Net cash used in operating activities	(877,144)	(1,032,215)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent expenses	-	(2,069)

Net cash used in investing activities	-	(2,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	136,075
Repayment of loans payable	(4,000)	(63,475)
Proceeds from convertible notes payable - stockholders	550,000	677,364
Proceeds from notes payable - stockholders	350,000	48,500
Repayment of notes payable - stockholders	(7,000)	(11,000)
Proceeds from convertible notes payable	-	243,250

Net cash provided by financing activities	889,000	1,030,714

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,856	(3,570)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	10,733	7,232

CASH AND CASH EQUIVALENTS - END OF PERIOD	$22,589	$3,662

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$39

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$815,341	$800,341

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$350,000	$297,107

Accrued interest as discount on notes payable	$24,111	$-

Issuance of common stock for investment	$-	$115,000

Conversion of convertible notes payable for equity	$-	$243,250

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system will allow parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform will automatically monitor regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use.

Management believes that building on its Children’s Online Privacy Protection Act (“COPPA”) advantage, the future of the Company will be based on the foundational architecture of the system that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its own brand.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

REGO has licensed its technology to ZS, as REGO determined that to extend the Company’s business runway, the Company needed to adapt its technology to include blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017 as a wholly owned subsidiary of Zoom Payment Solutions, LLC.  ZPS is now a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for Oink (a payment platform owned by REGO) and access to the patents from REGO and is intended to launch a fully COPPA compliant platform in the first quarter of 2020, provided funding is available. ZPS is also currently in discussions with several Northwest Arkansas (“NW”) companies to provide a white label payments application for their employees inclusive of a family wallet as well as financial literacy education.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company focuses on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries. ZBS provides a boutique agency approach to work with companies in NW to build disruptive networks that will provide an enhanced customer experience, drive efficiency and build transparency and trust from the consumer base. ZBS has commenced discussions and is under a Non-Disclosure Agreement with a leading retailer to provide a blockchain solution for the enterprise.

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

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2018 Annual Report on Form 10-K. All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The Company adopted the standard effective January 1, 2019 under the optional transition method which allows the entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases and therefore the standard did not have a material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2019, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of November 14, 2019, the Company has a cash position of approximately $27,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2019.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2019 and December 31, 2018, the Company owed the Chief Executive Officer a total of $454,842 and $210,032, consisting of $454,307 and $207,845 in unpaid salary and expenses of $535 and $2,187.

As of September 30, 2019 and December 31, 2018, the Company owed the Chief Financial Officer $150,161 and $84,296 consisting of $150,161 and $84,256 in unpaid salary and expenses of $0 and $40.

The Company owed a company owned by a more than 5% beneficial owner $164,720 and $113,920 as of September 30, 2019 and December 31, 2018, consisting of consulting fees.

Additionally as of September 30, 2019 and December 31, 2018, the Company owed the son of a more than 5% beneficial owner $38,500 and $20,000, pursuant to a consulting agreement.

NOTE 4 – LOANS PAYABLE

During the nine months ended September 30, 2019 and 2018, the Company received loans in the amount of $0 and $71,260 with no formal repayment terms and 10% interest. The Company also received loans in the amount of $0 and $59,915 with no formal repayment terms and no interest, during the nine months ended September 30, 2019 and 2018.  The Company repaid $4,000 and $59,475 of these loans during the nine months ended September 30, 2019 and 2018.  The balance of the loans payable as of September 30, 2019 and December 31, 2018 was $85,600 and $89,600. Interest accrued on the loans was $13,653 and $9,253 as of September 30, 2019 and December 31, 2018.  Interest expense related to these loans payable was $1,465 and $4,400 for the three and nine months ended September 30, 2019 and $1,845 and $2,521 for the three and nine months ended September 30, 2018.

NOTE 5 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from September 6, 2019 to September 6, 2020, with the consent of the Note holders.

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

During the nine months ended September 30, 2019, $350,000 of the Notes were exchanged for $350,000 of the 4% Secured Convertible Notes (See Note 8).

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

The Notes are recorded as a current liability as of September 30, 2019 and December 31, 2018 in the amount of $2,813,157 and $3,163,157.  Interest accrued on the Notes was $1,497,253 and $1,283,660 as of September 30, 2019 and December 31, 2018.  Interest expense other than the warrant related interest expense in the paragraph above, related to these Notes payable was $70,329 and $213,593 for the three and nine months ended September 30, 2019 and $81,471 and $253,484 for the three and nine months ended September 30, 2018.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000, which is non-interest bearing along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  The note also includes a provision that the promissory note holder will receive additional warrants to purchase 25,000 shares of the Company’s common stock for each week that the payment of the principal is past due.  During the three months ended March 31, 2019 and 2018, the promissory note holder received additional warrants to purchase 175,000 shares and 325,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $21,305 and $62,934, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 183.3% to 236.2%, risk free interest rate of 1.9% to 2.6% and expected option term of 2 years.  The warrant value of $0 and $21,305 was expensed as interest expense during the three and nine months ended September 30, 2019 and $47,832 and $187,337 during the three and nine months ended September 30, 2018.

On February 15, 2019, the Company reached an agreement with the promissory note holder whereby the warrants would no longer be issued on a weekly basis and that the accrued interest of 10% in addition to the warrants would be waived retrospectively in full. The reversal was recorded as a reduction in interest expense.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $200,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $200,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $8,757 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has received verbal acknowledgement that the promissory note will be extended until such time as the Company has the ability to repay it.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $50,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $50,000 from a 50/50 revenue split relative to a Norway joint venture (Note 16). The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $7,681 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.  The Company has received verbal acknowledgement that the promissory note will be extended until such time as the Company has the ability to repay it.

On July 19, 2019, the Company issued a 60 day promissory note in the amount of $100,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $40,000 from a 50/50 revenue split relative to a Norway joint venture (Note 16). The options were valued at $8,312, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 170.8%, risk free interest rate of 1.80% and expected option life of 2 years.  The relative fair value of the option was $7,674 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.  The Company has received verbal acknowledgement that the promissory note will be extended until such time as the Company has the ability to repay it.

The Company also repaid $7,000 of the promissory notes during the nine months ended September 30, 2019.

The notes payable are recorded as a current liability as of September 30, 2019 and December 31, 2018 in the amount of $477,000 and $134,000.  Interest accrued on the notes, as of September 30, 2019 and December 31, 2018 was  $12,401 and $1,084.  Interest expense including accretion of discount, but exclusive of the fair value of warrants above related to these notes payable was $31,491 and $35,428 for the three and nine months ended September 30, 2019 and $103 for the three and nine months ended September 30, 2018.

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

During the nine months ended September 30, 2019, the Company issued $900,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $550,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 6).

The New Secured Notes are recorded as a long-term liability in the amount of $7,387,250 as of September 30, 2019 and a current liability in the amount of $6,487,250 as of December 31, 2018.  Interest accrued on the New Secured Notes was $613,001 and $394,967 as of September 30, 2019 and December 31, 2018.  Interest expense, including accretion of discounts, related to these notes payable was $73,873 and $218,034 for the three and nine months ended September 30, 2019 and $86,967 and $188,143 for the three and nine months ended September 30, 2018.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2019 and 2018.

As of January 1, 2019, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2019 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2019, and there was no accrual for uncertain tax positions as of September 30, 2019. Tax years from 2015 through 2018 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2019 and 2018, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at September 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at September 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at September 30, 2019 and December 31, 2018. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The Warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series B Preferred Stock.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of the Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of March 31, 2019, none of the Series C Preferred Stock was issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2019, the value of the cumulative 8% dividends for all Rego preferred stock was $5,818,008.  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of September 30, 2019, the value of the cumulative 8% dividends for ZS preferred stock was $18,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

During the three and nine months ended September 30, 2019, the Company expensed $0 relative to restricted stock awards. During the three and nine months ended September 30, 2018, the Company expensed $9,375 and $28,125 relative to restricted stock awards.

The Company entered into an financial advisory agreement whereby generally the Company will pay the financial advisor a success fee equal to 6% of the Capital committed in a capital transaction.

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2019, options to purchase 8,558,333 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2019, under the 2013 Plan grants of restricted stock and options to purchase 4,250,000 shares of common stock have been issued, 3,350,000 are outstanding or unexercised, and 750,000 shares of common stock remain available for grants under the 2013 Plan.

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

Prior to January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the historical volatility of the Company’s common stock.

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

On July 1, 2019, REGO issued options to purchase 200,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 3 years, with a fair value of $22,897, which will be expensed over one year, which is the expected term of the consulting agreement.

On September 3, 2019, REGO issued options to purchase 200,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $23,668, which is being expensed over four months, which is the expected term of the consulting agreement.

On September 3, 2019, REGO issued options to purchase 50,000 shares of REGO’s common stock to two consultants.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $5,917, which was expensed immediately.

On September 27, 2019, REGO issued options to purchase 100,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 3 years, with a fair value of $15,028, which is being expensed over four months, which is the expected term of the consulting agreement.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2019:

2019

Risk Free Interest Rate	2.0%
Expected Volatility	171.2%
Expected Life (in years)	3.3
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$ 0.12

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2018	12,925,000	$0.66	3.3	4

Granted	1,425,000	0.90
Expired/cancelled	(2,091,666)	0.75	-	-

Balance September 30, 2019	12,258,334	$0.67	2.6	$4

Exercisable at September 30, 2019	10,491,662	$0.61	2.7	$4

Exercisable at September 30, 2019 and expected to
vest thereafter	12,258,334	$0.67	2.6	$4

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.20 for REGO’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019, Rego expensed $76,743 and $331,094 and for the three and nine months ended September 30, 2018, Rego expensed $210,465 and $1,290,887 with respect to options.

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

As of September 30, 2019, there was $86,501 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at September 30, 2019 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the nine months ended September 30, 2019:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2018	3,625,000	0.13

Granted	1,425,000	0.12
Expired/cancelled	(683,334)	0.39
Vested	(2,600,000)	0.13

Balance September 30, 2019	1,766,666	0.14

The following table summarizes the activities for REGO’s warrants for the nine months ended September 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Granted	175,000	0.90	2.0	-
Expired	(400,000)	0.90	-	-

Balance at September 30, 2019	2,827,020	$0.90	0.7	$-

Exercisable at September 30, 2019	2,827,020	$0.90	0.7	$-

Exercisable at September 30, 2019 and expected to
vest thereafter	2,827,020	$0.90	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.20 for Rego’s common stock on September 30, 2019.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2018	2,400,000	$5.00	4.6	$-

Balance September 30, 2019	2,400,000	$5.00	3.8	$-

Exercisable at September 30, 2019	2,400,000	$5.00	3.8	$-

Exercisable at September 30, 2019 and expected to
vest thereafter	2,400,000	$5.00	3.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019, ZS expensed $0 and $28,051 with respect to options and for the three and nine months months ended September 30, 2018, ZS expensed $21,938 with respect to options.

The following table summarizes the activities for ZS’s warrants for the nine months ended September 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	83,334	$3.00	2.9	$83

Balance September 30, 2019	83,334	$3.00	2.1	$83

Exercisable at September 30, 2019	83,334	$3.00	2.1	$83

Exercisable atSeptember 30, 2019 and expected to
vest thereafter	83,334	$3.00	2.1	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the nine months ended September 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance September 30, 2019	100,000	$5.00	0.9	$-

Exercisable at September 30, 2019	100,000	$5.00	0.9	$-

Exercisable at September 30, 2019 and expected to
vest thereafter	100,000	$5.00	0.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the nine months ended September 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,200,000	$5.00	4.8	$-

Balance September 30, 2019	2,200,000	$5.00	4.1	$-

Exercisable at September 30, 2019	2,200,000	$5.00	4.1	$-

Exercisable at September 30, 2019 and expected to
vest thereafter	2,200,000	$5.00	4.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019 and 2018, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the nine months ended September 30, 2019:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance September 30, 2019	100,000	$5.00	0.9	$-

Exercisable at September 30, 2019	100,000	$5.00	0.9	$-

Exercisable at September 30, 2019 and expected to
vest thereafter	100,000	$5.00	0.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on September 30, 2019.

For the three and nine months ended September 30, 2019, ZPS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Through September 30, 2018, Zoom Solutions, Inc. and ZPS, LLC received $243,250 for convertible notes payable.  The notes were non-interest bearing.  As of September 30, 2018, ZS has converted all of the $243,250 of the convertible notes into 23,929 shares of ZS common stock in accordance with the individual convertible note agreements.

In addition, ZS, ZBS, ZCS and ZPS issued options to purchase 100,000 shares of each of the companies to a consultant, which were valued at a total $21,938 (See Note 12).

Losses incurred by the noncontrolling interests for the three and nine months ended September 30, 2019 were $461 and $6,942 and for the three and nine months ended September 30, 2018 were $14,622 and $26,081.

NOTE 14 – OPERATING LEASES

For the three and nine months ended September 30, 2019, total rent expense under leases amounted to $6,364 and $20,046.  For the three and nine months ended September 2018, total rent expense under leases amounted to $19,215 and $40,887.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2019.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with a company owned by a more than 5% beneficial owner, at a cost of $15,000 per month.  For the three and nine months ended September 30, 2019 and 2018, the Company expensed $45,000 and $135,000 relative to the consulting company.

The Company has a consulting agreement with the son of the principal of a company owned by a more than 5% beneficial owner, at a cost of $5,000 per month.  For the three and nine months ended September 30, 2019 and 2018, the Company expensed $15,000 and $45,000 relative to this consultant.

During the nine months ended September 30, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $45,000 as a deposit for technical assistance with the Platform when it becomes necessary. The deposit has been fully refunded as of June 30, 2019.

NOTE 16 – SUBSEQUENT EVENTS

On September 30, 2019, the Company pursuant to a Securities Purchase Agreement issued a $20,000 principal amount 4% Secured Convertible Promissory Note due October 31, 2020 to an accredited investor, for which the funds were not received until October 2, 2019.

On October 2, 2019, REGO issued options to purchase 250,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $27,919, which is being expensed over three months, which is the expected term of the consulting agreement.

On October 4, 2019, REGO issued options to purchase 200,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $21,475, which is being expensed over one year, which is the expected term of the consulting agreement.

On October 10, 2019, REGO issued options to purchase in the aggregate 300,000 shares of REGO’s common stock to two consultants.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $27,898, which is being expensed over four months, which is the expected term of the consulting agreement.

On October 24, 2019, the Chief Executive Officer’s employment agreement expired and was not renewed by the Company. The Chief Executive Officer is serving on an at-will basis without compensation.

On November 4, 2019, the Company issued a 90 day promissory note in the amount of $225,000, bearing interest at 20% along with a warrant to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, upon maturity of the note, the holder will receive $250,000, plus the 10% interest. The warrants were valued at $68,452, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 153.6%, risk free interest rate of 1.60% and expected option life of 2 years. The relative fair value of the warrant is $53,738 and will be recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.

On November 4, 2019, the Company issued $25,000 principal amount of its New Secured Notes to an accredited investor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422 and our telephone number is (267) 465-7530.

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

Our current focus is monetizing the Platform in the FinTech industry and crypto currencies, through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform and App that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) compliant technology as an added feature, we believe we will have better market success.

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

Sustained spending on technology, our ability to raise additional financing, our ability to successfully implement technology partnerships or joint ventures, the continued growth of the FinTech industry, and compliance with regulatory and reporting requirements are all external conditions that may affect our ability to execute our business plan.  In addition, the FinTech industry is intensely competitive, and most participants have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, and greater name recognition.  In addition, certain potential customers, particularly large organizations, may view our small size and limited financial resources as a negative even if they prefer our offering to those of our competitors.

Our primary strategic objectives over the next 12-18 months are to increase our user base and the engagement level of that base. We plan to achieve that by implementing our partner-first go to market model in which established payments market leaders and vertical market participants can incorporate and integrate our platform into co-branded payments solutions targeting youth and family.  We are pursuing both domestic and international opportunities for the use of our payment platform. These opportunities have customer bases of their own that they could bring to our platform, thus minimizing the marketing costs for the Company, that would normally need to be incurred. Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following discussion analyzes our results of operations for the three months ended September 30, 2019 and 2018. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2019 and 2018 we generated revenues of $0.

Net Loss

For the three months ended September 30, 2019 and 2018, we had a net loss of $742,179 and $1,013,619.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2019 were $9,371 as compared to $1,414 for the three months ended September 30, 2018, an increase of $7,957. The Company redirected marketing funds during the three months ended September 30, 2019 to necessary rebranding of the product and presentation materials.

Product Development

Product development expenses were $33,806 and $217,170 for the three months ended September 30, 2019 and 2018, a decrease of $183,364. The Company is in the process of raising funds to complete the development of the Platform and only funding necessary projects.

General and Administrative Expenses

General and administrative expenses decreased $62,725 to $522,589 for the three months ended September 30, 2019 from $585,314 for the three months ended September 30, 2018. The decrease is primarily attributable to a decrease in option expense as a result of a decrease in option grants to employees and consultants during the three months ended September 30, 2019. In addition, rent expense decreased due to the Arkansas lease being terminated in March 2019. In the aggregate, both expenses decreased $124,000 during the three months ended September 30, 2019 as compared to the same period in 2018. The decrease was offset against an increase in professional and consulting fees approximating $59,000. The increase in professional fees was due to legal services necessitated by new agreements and the increase in consulting fees related to replacement of certain employees with consultants.

Interest Expense

During the three months ended September 30, 2019, the Company incurred interest expense of $176,413 as compared to $209,721 for the three months ended September 30, 2018, a decrease of $33,308. The decrease in interest expense relates to the exchange by some investors of 10% secured convertible notes for the 4.0% secured convertible notes in 2018, which reduced interest expense in 2019.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following discussion analyzes our results of operations for the nine months ended September 30, 2019 and 2018. The following information should be considered together with our condensed consolidated financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2019 and 2018 we generated revenues of $34,485 and $0.  In 2019, we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

For the nine months ended September 30, 2019 and 2018, we had a net loss of $2,383,604 and $4,067,705.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2019 were $37,836 as compared to $14,777 for the nine months ended September 30, 2018, an increase of $23,059. The Company issued options to a marketing firm and a marketing consultant for the preparation of various presentation materials and to rebrand the Company’s product, during the nine months ended September 30, 2019. The options were valued at $22,077.

Product Development

Product development expenses were $275,202 and $706,350 for the nine months ended September 30, 2019 and 2018, a decrease of $431,148. The Company is in the process of raising funds to complete the development of the Platform and only funding necessary projects.

General and Administrative Expenses

General and administrative expenses decreased $980,886 to $1,612,292 for the nine months ended September 30, 2019 from $2,593,178 for the nine months ended September 30, 2018. The decrease resulted primarily from option expense decreases in 2019 relative to employees and consultants, which is a difference of approximately $768,000. Additionally, consulting fees decreased in 2019, by approximately $158,000 due to stock issued in settlement of expenses in 2018. The Company also reduced payroll expenses during the third quarter of 2019.

Interest Expense

During the nine months ended September 30, 2019, the Company incurred interest expense of $492,759 as compared to $753,400 for the nine months ended September 30, 2018, a decrease of $260,641. The decrease in interest expense relates to the exchange by some investors of 10% secured convertible notes for the 4.0% secured convertible notes in 2018, which reduced interest expense in 2019.

Liquidity and Capital Resources

As of November 14, 2019, we had cash on hand of approximately $27,000.

Net cash used in operating activities decreased $155,071 to $877,144 for the nine months ended September 30, 2019 as compared to $1,032,215 for the nine months ended September 30, 2018.  The decrease resulted primarily from the smaller net loss partially offset by reduced option and stock expenses in 2019 compared to 2018.

Net cash used in investing activities decreased to $0 from $2,069 for the nine months ended September 30, 2019.

Net cash provided by financing activities decreased to $889,000 for the nine months ended September 30, 2019 from $1,030,714 for the nine months ended September 30, 2018, an decrease of $141,714.  Cash provided by financing activities during the nine months ended September 30, 2019, consisted of convertible notes payable and notes payable to provide capital to continue operations.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2, to our consolidated financial statements included in December 31, 2018 Form 10-K.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond December 2019.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2019, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 19, 2019, the Company issued, in a private placement, options to a promissory note holder to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 expiring in two years.

On September 30, 2019, the Company pursuant to a Securities Purchase Agreement issued a $20,000 principal amount 4% Secured Convertible Promissory Note due October 31, 2020 to an accredited investor, for which the funds were not received until October 2, 2019.

The foregoing were private placements to accredited investor pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 22, 2019, the Company provided notice of non-renewal of the Employment Agreement between the Company and David A. Knight, its Chief Executive Officer. Pursuant to such notice, the Employment Agreement expired on October 24, 2019. The Chief Executive Officer is serving on an at-will basis without compensation.

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
Date: November 14, 2019

