Form 10-K
period 2019-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2020-05-27
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $15,825,946 as of June 30, 2019 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 119,596,866 shares of common stock outstanding as of the close of business on March 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2019

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, the pending COVID-19 pandemic, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A — Risk Factors” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.	BUSINESS.

General Development

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal offices are located at 325 Sentry Parkway, Suite 200, Blue Bell , PA 19422 and our telephone number is (267) 465-7530.

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

Our focus is monetizing the Platform in the FinTech industry through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform and App that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

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

Additionally, the European Parliament and Council agreed upon the General Data Protection Regulation (“GDPR”) in April 2016, to replace the Data Protection Directive 95/46/ec. This is the primary law regulating how companies proctect European Union (“EU”) citizens’ personal data. GDPR became effective on May 25, 2018. Companies that fail to achieve GDPR compliance are subject to severe fines and penalties.

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

In short, the handling of EU citizens’ data is mandated by GDPR using a baseline set of standards for companies that are designed to better safeguard the processing and movement of personal data. The Company has designed its Platform and apps to be in compliance with GDPR, and has received the GDPRkidsTM Trustmark from PRIVO.

Revenues generated from the platform will come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

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

Industry Background

In 2019, it was estimated that 32% of the world’s population, estimated at 7.7 billion, or approximately 2.5 billion people were under age 18. This is primarily Generation Z (“Gen Z”), those born between 1997 and 2015, and after the millennials most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. They have been coined with the names “True Gen,” the “iGeneration,” and “Homelanders.” The spending for Gen Z is estimated at $143 billion per year, while it is estimated that Gen Z influences $600 billion in family spending per year.

40% of all US consumers fall in the Gen Z age group. It is estimated that Gen Z controls $44 billion of buying power in the US. By 2030, they are expected to make up approximately 30% of the US workforce.

They use the mobile internet more than any other generation on a daily basis. Studies have shown that Gen Z spends 11 hours per week on their mobile phones and 55% of Gen Z admit that they use their smartphones for 5 or more hours per day. They are online for 10 or more hours per day with the use of smartphones, tablets, laptops, desktops and TV’s. Gen Z are 2 times more likely to shop online than millenials.

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

With Gen Z in mind, the Company is focusing on the FinTech industry.  This industry uses computer progams and other technology to support or enable banking and financial services. The Fintech industry was set to disrupt $4.7 trillion worth of global financial services, according to Goldman Sachs in 2015. Nearly a third of worldwide consumers use two or more financial technology services.

In 2019 FinTech funding amounted to $34.5 billion. This was less than the funding for the year 2018 total of $40.0 billion, which is a result of reduced early-stage FinTech investing as the industry matures.

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

Digital-only banking is here and growing. These banks offer virtual global payments, P2P transfers and opportunities to buy and exchange Bitcoin and other cryptocurrencies.

Blockchain is also having a substantial impact on global finance. There are currently 40 million adopters of blockchain wallets, whereas in 2016 there were only 11 million.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted AI chatbots and other smart systems.

Mobile payments were expected to be $1 trillion in 2019. In 2018, the people using contactless payments numbered 440 million, which is expected to grow to 760 million by the end of 2020. In 2019, there were approximately 2.1 billion mobile wallet users.

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

To be compliant the Company has renewed its COPPA certification and has received the GDPRkidsTM Trustmark from PRIVO. PRIVO is an online privacy compliance company and with the certification and Trustmark the Company has joined Privo’s Kids Privacy Assured Program, which helps companies navigate the online privacy landscape from COPPA and GDPR to the numerous student digital privacy laws, in addition to offering compliant technology solutions that include youth registration, age verification, parental consent and account management.

Other Consumer Privacy Protection Legislation

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Possible penalites under COPPA provide for civil penalties of $42,350 per violation, however, the FTC considers many factors when levying penalties. Among these are the ability of the company to stay in business after the penalty is imposed. Google and YouTube paid a record $170 million in 2019 to settle civil penalties brought by the FTC. Musical.ly (TikTok) agreed to a settlement of $5.7 million in February 2019. TechCrunch’s Verizon-owned parent, Oath, created from the merging of AOL and Yahoo, has agreed to pay approximately $5 million for violating COPPA in December 2018. The New York Attorney General has targeted Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues.

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

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU has adopted GDPR, as was previously discussed.  The Company’s initial target is the U.S. However, the Company has been performing research on compliance issues in European countries and is expanding its focus into the European market. With the GDPR Trustmark the Company is positioned to rapidly adapt to these new markets.

The Opportunity

Gen Z, the core target user of our mobile payment Platform.

As consumers, Gen Z has deep pockets, but lacks direct access to funds.

Their spending power is significant and growing. This will has made them the largest generation of consumers.  Gen Z has a combined buying power of $143 billion in direct spending. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases.  They are 2 times more likely to shop on mobile devices than Millennials.

Social and digital learning is key to Gen Z.

85% of Gen Z uses social media to learn about new products.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. In 2019, 20 states had enacted legislation or adopted resolutions regarding financial literacy and financial education issues. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within the system target both the parent and the child.  These built in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

Our Solution

Our goal, moving forward is to enable both incumbent and new FinTech participants, as well as key verticals with a large base of ‘family accounts,’ to provide their consumers with safe and empowering youth money management and financial literacy content and tools via the mobile payment platform.

While some of the Rego Platform can be easily duplicated/commoditized, ie. the app skin, APIs to retailers, APIs to financial infrastructure and cloud storage, we believe that defending our market position rests on three factors:

1.	The ability to define data control settings from parent to child.

Our approach to this opportunity uses a master account to dictate purchase rules to sub-accounts via a hierarchical architecture. This approach adheres to data flow and privacy policy requirements specifically outlined for COPPA compliance. We believe other approaches based on machine learning, or other artificial intelligence methodologies are potentially viable alternatives but are likely too costly, do not meet current compliance timelines, and may defy the core of COPPA’s “opt-in” parameters. There is considerable room for next-generation automation techniques to be layered on Rego’s hierarchical approach. Given its current stability and scalability metrics, the Rego Platform strongly features these advances in its technical development roadmap without compromising any of its current data control performance.

2.	The ability to (mis)attribute the child’s transaction and personal identification.

Rego has solved this issue by masking user data and maintaining separate identity and financial data flows. As a result, Rego can verify the age of the internet user throught the transaction lifecycle on its Platform. Authenticating and validating the identity of the actual user on the internet maintains one of the more difficult cybersecurity challenges. Current approaches are mainly not for commercial use; however, there is investment in commercial innovation in this area. Rego’s data control features and its (mis)attribution approach are inextricably linked and a key to its scalability and extensibility.

3.	The ability to disseminate transactional data on minors while remaining COPPA and GDPR compliant.

The highest value data will be that which shows the most nuanced detail afforded under current regulations. Without extreme data control features, such as in the Rego Platform, any lesser data precision will be less valuable.

These three factors are all supported by Rego’s patented technology.

Currently, we are targeting established brands with large family-focused account bases — including banks, telecommunication companies, faith-based organizations, media distributors, mobile device Original Equipment Manufacturers (“OEMs”), and merchants.

We are seeking partners to will leverage our Platform to:

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

The Rego mobile payment platform and associated digital wallet technology is designed to enable our partners to engage families with Gen Z through the leading money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.  The new platform will enable a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

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

Our Intellectual Property

Intellectual property is important to our business.  The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “Parent Match,” “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List” and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, one of which is pending, four of which have been allowed, and seven of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

System and Method for Virtual Piggy Bank.   A method of providing control preferences for a prospective Internet user, the method comprising the steps of establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database; linking the first and second accounts such that control settings of the second account are determined through the first account; and making a purchase from the second account consistent with the control settings of the second account.

System and Method for Verifying the Age of an Internet User.  A system and method of verifying the age of a prospective internet user, the method comprising creating an age check account with a service requester; activating the age check system through the account; inputting into the age check system a user’s information; checking user’s information by age check system; and notifying service requester of checked user’s information by the age check system.

System and Method for Virtual Piggybank Wish-List. A non-transitory computer-readable storage medium, storing one or more programs configured for execution, the one or more programs for monitoring, transmitting, and recording usage of a computer or mobile device connected to a network, the one or more programs including instructions for establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database, wherein the second account includes a wish-list; linking the first and second accounts such that control settings of the second account are determined through the first account; and  making a purchase from the wish-list of the second account consistent with the control settings of the second account.

Until such time as the remaining pending patents are awarded, if ever, we intend to also rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.

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

Research and Development

During 2019 and 2018, our research and product development expenses were approximately $0.2 million and $0.9 million, all of which were borne by us.

Our Revenue Model

Our ability to generate and grow revenue is affected by consumer spending patterns, merchants and consumer adoption of digital payment methods.  We are relying on the the growth of mobile devices and the applications that will be used by merchants and consumers on those devices, and the transition from cash and checks to digital forms of payment, including cryptocurrencies.  Our strategy to drive revenue in our business includes the following:

•	Utilize our COPPA compliant platform to capitalize on mobile device applications
•	License our technology for use with compatible technologies focusing on digital forms of payment
•	Utilize the blockchain component of the platform in conjunction with cryptocurrencies

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. We had been outsourcing some of our engineers to assist with developing technology for another company that we believe will utilize our technology. Until now these were our only revenue sources. As we proceed through 2020, we expect to seek additional revenue streams as follows:

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

We plan to launch our branding platform in the third quarter of 2020, however, this is dependent on our ability to generate renewed capital investment for working capital and to sustain operations.  The Company will also seek to enter into strategic partnerships where the strategic partner will provide development capital for special purpose customization or equity where appropriate.

Sales and Marketing Strategy

In 2020, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z population through the FinTech industry, telecommunications businesses and global consulting organizations.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

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

We believe we have built and continue to build a financial solution that is not only good for the youth market, but one that will be requested by them over other products. To compete effectively, we expect that we will focus a majority of our 2020 resources on technology and product development.

Government Regulation

The industry which we serve is subject to regulation by the FTC, laws such as COPPA, and other laws relating to collection, use, retention, and security. Complying with these varying U.S. and international requirements, such as GDPR, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

The Company has added preventative measures to reduce the risk of non-compliance and security breaches.  However, as the Company utilizes third party infrastructure, the risk of security breaches cannot be guaranteed but the Company has performed reasonable efforts to mitigate risk.

Employees

As of December 31, 2019, we had 4 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2019, have an accumulated deficit of approximately $83.1 million.  We incurred net losses to common shareholders of approximately $4.3 million during the year ended December 31, 2019 and approximately $7.0 million during the year ended December 31, 2018.  As of May 27, 2020 we had a cash position of approximately $195,000.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2019 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the coronavirus reported to have originated in Wuhan, China.

Our business, results of operations and financial condition may be adversely affected if a public health epidemic, including the coronavirus reported to have originated in Wuhan, China, interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We have been working internationally to promote our product and internationally and domestically to raise funds to execute our business plan. With the current restrictions on travel this has impeded our progress in both areas. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

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

We are subject to fluctuations in demand for our Platform due to a variety of factors, including general economic conditions, including the possibility of a prolonged period of limited economic growth or possible economic decline in the U.S.; competition; disruptions to the credit and financial markets in Europe, the U.S., and elsewhere; contractions or limited growth in consumer spending or consumer credit; and adverse economic conditions that may be specific to the Internet, ecommerce and payments industries.

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

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological and market trends in our target end-markets, develop and maintain competitive products, develop our Platform that differentiates our services from those of our competitors, and develop and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to continually refine and successfully commercialize the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the ongoing evolution of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly impact our revenues and adversely affect our business, operations and financial results.

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

In order to execute our business plan, we will be dependent upon executives, as well as other key development personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

We have patents and have made patent applications with the United States Patent and Trademark Office related to our Platform, which we rely on for protection to our technology.  We also rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of complete patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

We may belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions, and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees, or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of our Platform.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Any capacity constraints or system disruptions, including natural disasters, international diseases could have a material adverse effect on our business.

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error, outage or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual, sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, international diseases, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to our sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers is protected against damage from fire, earthquakes, terrorist acts, natural disasters, computer viruses, unauthorized entry, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster, international disease, or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all.  Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our partners and customers and, in turn, on our business, financial condition, and results of operations.

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

Our payment system is susceptible to potentially illegal uses.  Use of our payment system for illegal or improper purposes could subject us to claims, such as individual and class action lawsuits, and government and regulatory investigations, inquiries or requests that could result in potential liability.  Increased penalties for intermediaries providing payment services for certain illegal activities have become more prevalent.  Any threatened or resulting claims could result in a material adverse affect on our business.

We may be subject to credit card transaction fraud.

Our business model depends upon the processing of credit cards and may include the sale of gift cards.  In cases where we are the merchant of record on a gift card sale, we could be held financially responsible for the value of gift cards which are purchased using a fraudulent or stolen credit card. While we use software and safeguards to ensure that credit cards we accept are valid, there can be no assurance that credit card fraud will not occur.  In addition, in the case of transactions where our merchant is in the United States and is the merchant of record, we are not generally responsible for credit card fraud.  However, given that our business will be dependent on the successful processing of credit cards and payment solutions, fraudulent processing could have an adverse effect on our merchant relationships and could result in liability.  Additionally, other countries have varying rules on who the responsible party would be in certain variations of credit card or other payment fraud.  While we are researching such international policies and rules and are implementing safeguards to minimize risk, there can be no assurance that we will not incur liability relating to credit card or other payment fraud.

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

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2019 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of May 27, 2020, options and warrants for the purchase of 16,685,000 shares of our common stock were outstanding and 24,742,760 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only 66.5 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 325 Sentry Parkway, Blue Bell, PA 19422, and are leased on a month to month basis at $341 per month.

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

Common Stockholders

As of May 27, 2020 our shares of Common Stock were held by 154 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2019.

Sales of unregistered securities

During the fourth quarter of 2019, the Company issued $45,000 of the 4% Secured Convertible Notes Payable in a private placement to accredited investors. See Note 11 of the financial statements contained herein for a description of the terms of such notes.

The Company also issued $825,000 of Notes Payable – stockholders in a private placement to accredited investors. See Note 10 of the financial statements contained herein for a description of the terms of such notes.

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

Overview

Rego Payment Architectures, Inc. (the “Company,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to Rego Payment Architectures, Inc. Our principal office is located at 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422 and our telephone number is (267) 465-7530.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall software platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution is designed to provide a complete online solution for families and parents to teach their children about financial management and spending as well as provide a safe and secure venue for children under 13 in the United States and under 16 internationally, to participate in financial transactions both online and in retail stores.

Our focus is monetizing the Platform in the FinTech industry through technology licensing and similar partnerships.  We are focused on building and improving the existing Platform and App that will act as the foundation for the strategic alignment with the Financial Technology (“FinTech”) industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we will have better market success.

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we intend to provide services to allow transactions with children in compliance with COPPA and similar international privacy laws, most notably GDPR.  We believe that this particular opportunity is relatively untapped and intend to be a leading provider of software to process online transactions for children.

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

Factors Affecting Our Business

We are also carefully monitoring the ongoing coronavirus health crisis. The outbreak of the coronavirus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact our sourcing of employees, specifically engineers. Additionally, travel restrictions may impede our progress to promote our Platform internationally and to raise funds both domestically and internationally. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following discussion analyzes our results of operations for the years ended December 31, 2019 and 2018. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2019 and 2018, we generated revenues of $34,485 and $46,755.  In 2019 and 2018 we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

Our net loss attributable to common stockholders decreased $2.7 million to $4.3 million for the year ended December 31, 2019 compared to $7.0 million for the year ended December 31, 2018, as a result of decreased operating expenses as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $26,114 or 136% in 2019 to $45,308 compared to $19,194 in 2018. In 2019 we brought in a marketing firm to assist with the marketing and designs for our mobile app, which increased our spending in this area.

Product Development

Product development expenses decreased by $0.7 million, or 73% in 2019 to $0.2 million compared to $0.9 million in 2018. During 2019, budgeting constraints and lack of funding were the primary factor in the reduction.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million, or 49% in 2019 to $2.1 million compared to $4.2 million in 2018.  During 2018 the Company extended the term of certain warrants and incurred an expense of $0.7 million, which did not occur in 2019.  In addition, option expenses were higher by $1.1 million in 2018, primarily due to option grants to officers and board members and payroll and payroll related expenses were higher by $0.2 million in 2018 as a result of reductions in employee salaries in 2019 due to lack of funding.

Interest Expense

Interest expense decreased $0.2 million, or 25% to $0.7 million in 2019 compared to $0.9 million in 2018.  This was a result of the exchange of certain debt from debt with a 10% interest rate to debt at a 4% interest rate.

Loss on Investment

During 2019, the Company determined that the investment in Crowd Cart, Inc. was impaired other than temporarily and has wrote off the investment.

Liquidity and Capital Resources

Net cash used in operating activities decreased $0.1 million to $1.2 million for the year ended 2019 compared to $1.3 million for the year ended December 31, 2018.  The decrease resulted primarily from cash constraints leading to increases in accounts payable and accrued expenses, and issuances of options to facilitate ongoing operations rather than expending cash.

Net cash used in investing activities was $0 and $2,069 for the years ended December 31, 2019 and 2018.

Net cash provided by financing activities increased by $0.4 million to $1.7 million for the year ended December 31, 2019 compared to $1.3 million for the year ended December 31, 2018.  The Company was more successful in raising capital with the production of the mobile app being closer to finalization and interest from international banks.

Subsequent to December 31, 2019, the Company raised gross proceeds of $8,500 through the issuance of notes payable and $160,000 through our 4% secured convertible notes payable-stockholders.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. In 2019, we raised approximately $1.7 million through our issuance of financial instruments.  The launch of the platform is expected to launch in the third quarter of 2020, however, we do not project that significant revenue will be developed until later in 2020. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of May 27, 2020, the Company has a cash position of approximately $195,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through June 2020.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2019 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
David A. Knight	56	Chairman of the Board, Chief Executive Officer
Gerald Hannahs	68	Director
Scott McPherson	58	Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2019.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s principal executive officers during the years ended December 31, 2019 and 2018.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
David Knight, Chairman and Chief Executive Officer	2019	293,462	-	-	-	-	293,462
	2018	309,038	-	-	253,595	-	562,633
Scott McPherson, Chief Financial Officer	2019	153,462	-	-	-	-	153,462
	2018	150,000	-	-	152,157	-	302,157

(1)	The value of the stock awards were based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 15 to the financial statements included in this Form 10-K.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2019.

	Option awards							Stock awards
											Equity
											incentive
										Equity	plan awards:
					Equity					incentive	Market or
					incentive					plan awards:	payout
					plan awards:				Market	Number of	value of
	Number of		Number of		Number of			Number of	value of	unearned	unearned
	securities		securities		securities			shares or	shares or	shares, units	shares, units
	underlying		underlying		underlying			units of	units of	or other	or other
	unexercised		unexercised		unexercised	Option		stock that	stock that	rights that	rights that
	options		options		unearned	Exercise	Option	have not	have not	have not	have not
	(#)		(#)		options	Price	Expiration	vested	vested	vested	vested
Name	exercisable		unexercisable		(#)	($)	Date	(#)	($)	(#)	($)
David Knight	2,000,000		-		-	0.90	7/1/2022	-	-	-	-
	3,000,000		-		-	0.90	10/25/2022	-	-	-	-
	66,666		33,334	(c)	-	0.90	7/23/2023	-	-	-	-
	500,000	(a)	-		-	5.00	12/19/2023	-	-	-	-
	500,000	(b)	-		-	5.00	12/19/2023	-	-	-	-
Scott McPherson	250,000		-		-	0.22	7/31/2020	-	-	-	-
	250,000		-		-	0.29	9/1/2020	-	-	-	-
	250,000		-		-	0.90	5/18/2021	-	-	-	-
	750,000		-		-	0.26	4/12/2023	-	-	-	-
	66,666		33,334	(c)	-	0.90	7/23/2023	-	-	-	-
	300,000	(a)	-		-	5.00	12/19/2023	-	-	-	-
	300,000	(b)	-		-	5.00	12/19/2023	-	-	-	-

(a)	Options were issued by Zoom Solutions, Inc., a majority-owned subisidiary of the Company.
(b)	Options were issued by Zoom Cloud Solutions, Inc., a majority-owned subsidiary of the Company.
(c)	Option is vesting one-third on the original date of grant and one-third in two additional equal annual installments from the original date of grant.

No named executive officers exercised stock options or warrants during 2019.

Narrative Disclosure to Compensation Tables

Employment Agreements

On October 25, 2017, the Company appointed David Knight as Chief Executive Officer and Chairman of the Board.  In connection with his appointment, the Company also simultaneously entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $300,000 during the first year of his employment and $350,000 during his second year. He also received options to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.90 per share, vesting over two years and 650,000 restricted stock units of which 400,000 vested immediately and the remainder vested in one year.  Additionally, Mr. Knight will receive a half of a point in cash for every $100 million over the sale price of $300 million for the Company. Mr. Knight’s employment agreement has expired and he is currently receiving no compensation.

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

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2019 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to Rego Payment Architectures, Inc. during 2019.  In order to conserve cash, our non-employee directors did not receive cash compensation during 2019.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs (a)	-	-	-	-	-	-	-

(a)	At December 31, 2019, Mr. Hannahs held in the aggregate options and warrants to purchase a total of 972,480 shares of the Company’s common stock and options to purchase 500,000 shares of Zoom Solutions, Inc. and Zoom Cloud Solutions, Inc. common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2019 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 30, 2020, are reflected in the chart below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	18,807,363	(b)	15.3%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.3%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

(a) This table has been prepared based on 119,596,866 shares of our common stock, 107,850 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 30, 2020.

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

The following table shows beneficial ownership of the Company common stock as of March 30, 2020, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
David Knight	5,962,573	(b)	4.8%

Gerald Hannahs	5,161,669	(c)	4.2%

Scott McPherson	1,616,666	(d)	1.3%

All current directors and executive officers as a group (3 persons)	12,740,908		9.7%

(a) This table has been prepared based on 119,596,866 shares of our common stock outstanding on March 30, 2020.  The address for each person listed above is c/o Rego Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 245,907 shares of common stock, 1.3 million shares underlying options exercisable at $0.90 per share, 2 million shares underlying options exercisable at $0.90 per share, 66,666 shares underlying options exercisable at $0.90 per share and 650,000 shares underlying restricted stock units.

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

(d) Consists of 50,000 shares of common stock, 250,000 shares underlying options exercisable at $0.22 per share, 250,000 shares underlying options exercisable at $0.29 per share, 250,000 shares underlying options exercisable at $0.90 per share, 750,000 options exercisable at $0.26 per share and 66,666 shares underlying options at $0.90 per share.

Transfer Agent

Our Transfer Agent is Island Stock Transfer and their address and phone number are 100 Second Avenue South, Suite 7055, St. Petersburg, Florida 33701; (727) 289-0010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	11,160,000	$0.69	850,000

Equity compensation plans not approved
by security holders:	-	-	-

Total	11,160,000	$0.66	850,000

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

2008 Equity Incentive Plan

We adopted our 2008 Equity Incentive Plan as of March 3, 2008 (the “2008 Plan”). Awards could be made under the 2008 Plan for up to 25,000,000 shares of our common stock in the form of stock options or deferred stock awards.  Awards could be made to our employees, officers or directors as well as our consultants or advisors.  The 2008 Plan is administered by our board of directors which has full and final authority to interpret the 2008 Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

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

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include, providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The original expiration date of March 3, 2018 was extended for one year and the 2008 Plan has now expired.

2013 Equity Incentive Plan

During 2013, the board and our stockholders adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, we are authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options are deemed to be non-statutory stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into an agreement with a company owned by the Chief Financial Officer to prepare all corporate income returns related to the Company and its subsidiaries. For the year ended 2019, the Company expensed $10,000 to this company.

The Company has entered into a consulting agreement with International Corporate Management, LLC owned by Peter Pelullo, at a cost of $15,000 per month, plus expenses.  During the years ended December 31, 2019 and 2018, the Company has expensed $180,000 to the consulting company.

The Company has entered into a consulting agreement with Luke Pelullo, the son of Peter Pelullo, at a cost of $5,000 per month, plus expenses.  During the years ended December 31, 2019 and 2018, the Company has expensed $60,000 and $55,000 to this consultant.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2019 and 2018 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2019 and 2018 were $72,650 and $70,000, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2019 and 2018, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2019 and 2018, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2019 and 2018, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

All services provided by Morison Coger, LLP are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements set forth herein.
(b)	The following exhibits are filed as part of this report.

Exhibt Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s current Form 10-K filed with the Commission on March 31, 2017.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.3*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.4	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.7	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.10	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.13	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.14*	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.15	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.19	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20*	Employment Agreement between the Company and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Form 10Q filed with the Commission on November 20, 2017).

10.21*	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.22*	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.23	Convertible Debenture dated as of December 15, 2019 issued by Rego Payment Architectures, Inc. in favor of Nehemiah Partners I, LP

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 * Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2020.

Rego Payment Architectures, Inc.

By:	/s/ David A. Knight
David A. Knight, Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Knight	Chairman, Chief Executive Officer and Principal	May 27, 2020
David A. Knight	Executive Officer

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	May 27, 2020
Scott A. McPherson

/s/ Gerald Hannahs	Director	May 27, 2020
Gerald Hannahs

Rego Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

May 27, 2020

Rego Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$430,076	$10,733
Accounts receivable	-	1,923
Prepaid expenses	-	19,505
Deposits	341	26,218

TOTAL CURRENT ASSETS	430,417	58,379

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $192,558 and $163,240	354,624	383,942
Investment	-	115,000
	354,624	498,942

TOTAL ASSETS	$785,041	$557,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$4,961,827	$4,119,976
Accounts payable and accrued expenses - related parties	701,187	428,249
Loans payable	85,600	89,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	3,163,157
Notes payable - stockholders, net of discount of $40,031 and $0	1,161,969	134,000
4% Secured convertible notes payable - stockholders	7,432,250	6,487,250
Preferred stock dividend liability	6,108,122	5,021,000

TOTAL CURRENT LIABILITIES	23,464,112	19,643,232

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at December 31, 2019 and December 31, 2018	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2019 and December 31, 2018	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at December 31, 2019 and December 31, 2018	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at December 31, 2019 and
December 31, 2018	11,960	11,960

Additional paid in capital	60,233,849	59,548,971

Accumulated deficit	(83,130,943)	(78,880,134)

Noncontrolling interests	206,049	233,278

STOCKHOLDERS' DEFICIT	(22,679,071)	(19,085,911)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$785,041	$557,321

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

SALES	$34,485	$46,755

OPERATING EXPENSES
Sales and marketing	45,308	19,194
Product development	237,658	867,887
General and administrative	2,131,027	4,197,375
Total operating expenses	2,413,993	5,084,456

NET OPERATING LOSS	(2,379,508)	(5,037,701)

OTHER EXPENSE
Interest expense	(696,408)	(933,260)
Loss on investment	(115,000)	-
	(811,408)	(933,260)

NET LOSS	(3,190,916)	(5,970,961)

LESS: Accrued preferred dividends	(1,087,122)	(1,067,122)
Noncontrolling interest deemed dividend distribution	-	(250,000)
Net loss attributable to noncontrolling interests	7,229	270,671

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,270,809)	$(7,017,412)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.04)	$(0.06)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,596,866	119,013,533

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2019 and 2018

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Deferred	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interests	Total
Balance, December 31, 2017	107,850	$11	28,378	$3	-	$-	118,596,866	$11,860	$56,390,489	$(31,250)	$(72,112,722)	$-	$(15,741,609)

Issuance of warrants for notes payable extensions	-	-	-	-	-	-	-	-	343,196	-	-	-	343,196
Issuance of common stock for settlement of accounts payable	-	-	-	-	-	-	500,000	50	162,450	-	-	-	162,500
Issuance of common stock for investment	-	-	-	-	-	-	500,000	50	114,950	-	-	-	115,000
Issuance of subsidiary preferred stock for investment, net of discount	-	-	-	-	-	-	-	-	-	-	-	110,041	110,041
Accretion of subsidiary preferred stock discount beneficial conversion feature												139,959	139,959
Fair value of options for services	-	-	-	-	-	-	-	-	2,537,886	-	-	14,033	2,551,919
Amortization of deferred compensation	-	-	-	-	-	-	-	-	-	31,250	-	-	31,250
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,067,122)	(3,334)	(1,070,456)
Conversion of convertible notes payable for equity	-	-	-	-	-	-	-	-	-	-	-	243,250	243,250
Net loss	-	-	-	-	-	-	-	-	-	-	(5,700,290)	(270,671)	(5,970,961)

Balance, December 31, 2018	107,850	11	28,378	3	-	-	119,596,866	11,960	59,548,971	-	(78,880,134)	233,278	(19,085,911)

Issuance of options/warrants with notes payable	-	-	-	-	-	-	-	-	126,018	-	-	-	126,018
Fair value of options/warrants for services	-	-	-	-	-	-	-	-	558,860	-	-	-	558,860
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	-	(1,067,122)	(20,000)	(1,087,122)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,183,687)	(7,229)	(3,190,916)

Balance December 31, 2019	107,850	$11	28,378	$3	-	-	119,596,866	$11,960	$60,233,849	$-	$(83,130,943)	$206,049	$(22,679,071)

The accompanying notes are an integral part of these consolidated financial statements.

Rego Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,190,916)	$(5,970,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for extension of notes payable	-	343,196
Fair value of warrants issued for interest on notes payable	21,305	-
Fair value of options issued in exchange for services	558,860	2,551,919
Fair value of common stock issued in exchange for services	-	193,750
Accretion of discount on notes payable	64,682	6,421
Depreciation and amortization	29,318	29,573
Loss on investment	115,000	-
(Increase) decrease in assets
Accounts receivable	1,923	(1,923)
Prepaid expenses	19,505	37,795
Deposits	25,877	(25,000)
Increase in liabilities
Accounts payable and accrued expenses	779,326	949,859
Accounts payable and accrued expenses - related parties	335,463	380,148
Deferred revenue	-	200,000

Net cash used in operating activities	(1,239,657)	(1,305,223)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent expenses	-	(2,069)

Net cash used in investing activities	-	(2,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable	-	136,075
Repayment of loans payable	(4,000)	(73,475)
Proceeds from notes payable - stockholders	1,075,000	720,943
Repayment of notes payable - stockholders	(7,000)	(23,500)
Proceeds from convertible notes payable - stockholders	595,000	57,500
Proceeds from convertible notes payable	-	243,250
Proceeds from sale of subsidiary preferred stock	-	250,000

Net cash provided by financing activities	1,659,000	1,310,793

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	419,343	3,501

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	10,733	7,232

CASH AND CASH EQUIVALENTS - END OF YEAR	$430,076	$10,733

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$735
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued preferred dividends	$1,087,122	$1,070,455
Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$350,000	$297,107
Accrued interest as discount on notes payable	$104,713	$-
Issuance of common stock for investment	$-	$115,000
Conversion of convertible notes payable for equity	$-	$243,250
Deemed dividend distribution in conjunction with ZS Preferred Series A Offering	$-	$250,000
Issuance of common stock for settlement of accounts payable	$-	$162,500

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

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

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

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS. There were minimal operations during the year 2019.

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

Deferred Financing Costs

Costs incurred in securing long-term debt are deferred and amortized, as a charge to interest expense, over the term of the related debt.  In accordance with FASB ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, the Company presents debt issuance costs in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. In the case of long-term debt modifications, the Company follows the guidance provided by FASB ASC 470-50, Debt-Modification and Extinguishments.

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

Revenue for the years ended December 31, 2019 and 2018 was derived from outsourcing some of our engineers to a technology company. The cost of payroll of for the years ended December 31, 2019 and 2018 was $27,488 and $37,404 and has been included in product development costs.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0 for the years ended December 31, 2019 and 2018. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Product and development costs were $237,658 and $867,887 for the years ended December 31, 2019 and 2018.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for each of the years ended December 31, 2019 and 2018, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and subsequent related updates. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. The Company adopted the standard effective January 1, 2019, however, since the Company is not obligated under any long-term non-cancellable operating lease, there was no effect on the consolidated financial statements. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2019, the FASB issued ASU No. 2019-08, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606), Codification Improvements – Share-Based Consideration Payable to a Customer. The amendments in this Update require that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The grant date is the date at which a grantor (supplier) and a grantee (customer) reach a mutual understanding of the key terms and conditions of a share-based payment award. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this Update are effective for (1) public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and (2) other than public business entities in fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. For entities that have adopted the amendments in Update 2018-07, the amendments in this Update are effective in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

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

The Company’s current monetization model is to derive revenues from levels of service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.  As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

As of May 27, 2020, the Company has a cash position of approximately $195,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2020.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company’s depreciation and amortization policies on property and equipment are as follows:

Useful life
(in years)

Computer equipment	3 - 5
Furniture and fixtures	7

Depreciation expense related to property and equipment was $0 and $356 for the years ended December 31, 2019 and 2018 and is included in general and administrative expenses.

NOTE 4 - PATENTS AND TRADEMARKS

Costs associated with the registration of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years).  The trademark is also being amortized on a straight-line basis over its estimated useful life of 20 years.  At December 31, 2019 and 2018, capitalized patent and trademark costs, net of accumulated amortization, were $354,624 and $383,942.  Amortization expense for patents and trademarks was $29,318 for the years ended December 31, 2019 and 2018.

NOTE 5 – INVESTMENT

In April 2018, Crowd Cart, Inc. issued 500,000 shares of its stock to the Company, representing a 5% ownership interest in Crowd Cart, Inc. and the Company issued 500,000 shares of its common stock to Crowd Cart, Inc., at a fair value of $115,000, pursuant to a Stock Issuance and Stock Option Agreement.  Crowd Cart, Inc. had the option to receive an additional 500,000 shares of the Company’s common stock upon either:

1.	The formation of Zoom Mining Solutions, Inc. and the closing on a minimum 200 bitcoin mining machines being acquired into Zoom Mining Solutions, Inc. or

2.	The contribution of $500,000 in equity capital into Zoom Payment Solutions by investors introduced by Crowd Cart.

The option expired unexercised July 30, 2018.

In accordance with FASB ASC 320, Investments – Other, the Company has determined that the investment is impaired other than temporarily and has recognized an impairment loss during the year ended December 31, 2019, in the amount of $115,000..

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

The Company owed the current Chief Executive Officer a total of $392,371 and $210,032 as of December 31, 2019 and 2018, including unpaid salary of $391,836 and $207,845 and expenses of $535 and $2,187.

The Company owed the Chief Financial Officer a total of $118,596 and $84,296 as of December 31, 2019 and December 31, 2018, including unpaid salary of $118,956 and $84,256 and expenses of $0 and $40.

The Company owed a company owned by a previously more than 5% beneficial owner $158,220 and $113,920 as of December 31, 2019 and 2018.

Additionally as of December 31, 2019 and 2018, the Company owed the son of a previously more than 5% beneficial owner $32,000 and $20,000, pursuant to a consulting agreement.

NOTE 7 – LOANS PAYABLE

During the years ended December 31, 2019 and 2018, the Company received loans in the amount of $0 and $136,075 with no formal repayment terms. Additionally, the Company received $0 and 76,160 for loans after May 22, 2018 that bear interest at 10%, during the years ended December 31, 2019 and 2018.  The Company repaid $4,000 and $73,475 of these loans during the years ended December 31, 2019 and 2018.  The balance of the loans payable as of December 31, 2019 and December 31, 2018 was $85,600 and $89,600. Interest accrued on the loans was $15,118 and $9,253 as of December 31, 2019 and December 31, 2018.  Interest expense related to these loans payable was $5,865 and $4,189 for the years ended December 31, 2019 and 2018.

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

During the years ended December 31, 2019 and 2018, $350,000 and $297,107 of the 10% Secured Convertible Promissory Notes were exchanged for $350,000 and $297,107 of the 4.0% Secured Convertible Promissory Notes (Note 11).

The Notes are recorded as a current liability, in the amount of $2,813,157 and $3,163,157 as of December 31, 2019 and 2018.  Interest accrued on the notes was $1,567,582 and $1,283,660 as of December 31, 2019 and 2018.  Interest expense related to these notes payable was $283,922 and $332,563 for the years ended December 31, 2019 and 2018.

NOTE 10 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.  During the year ended December 31, 2018, the note holder received additional warrants to purchase 1,300,000 shares of the Company’s common stock. The warrants were valued at $214,393 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 180.6% to 205.4%, risk free interest rate of 1.96% to 2.94% and expected life of 2 years.  During the three months ended March 31, 2019, the promissory note holder received additional warrants to purchase 175,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $21,305, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 183.3% to 236.2%, risk free interest rate of 1.9% to 2.6% and expected option term of 2 years.  The warrant values $21,305 and $214,393 were expensed during the years ended December 31, 2019 and 2018. The Company has not been able to raise sufficient funds to enable repayment of this promissory note.

On February 15, 2019, the Company reached an agreement with the promissory note holder whereby the warrants would no longer be issued on a weekly basis and that the accrued interest of 10% in addition to the warrants would be waived retrospectively in full. The reversal was recorded as a reduction in interest expense.

During the year ended December 31, 2018, the Company issued promissory notes to two stockholders in the aggregate amount of $57,500 each bearing interest at the rate of 10% per annum with no term of repayment. One of the notes in the amount of $12,500 required a penalty payment of $500, if the note was not repaid by October 2, 2018, which it was not. The Company repaid $7,000 and $23,500 of these notes during the year ended December 31, 2019 and 2018. The Company has not been able to raise sufficient funds to enable repayment of the remaining amounts due under these promissory notes.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $200,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $200,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $8,757 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $50,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $50,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $7,681 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On July 19, 2019, the Company issued a 60 day promissory note in the amount of $100,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. Additionally, the note holder will receive up to $40,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $8,312, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 170.8%, risk free interest rate of 1.80% and expected option life of 2 years.  The relative fair value of the option was $7,674 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On November 4, 2019, the Company issued a 90 day promissory note in the amount of $225,000, bearing interest at 20% along with options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. In addition to the interest, the note holder will receive a total of $250,000 as principal repayment upon maturity of the promissory note. The additional $25,000 principal payment is considered additional interest and is being amortized over the term of the loan. The options were valued at $68,452 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 153.6%, risk free interest rate of 1.60% and expected option life of 2 years.  The relative fair value of the option was $53,738 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On December 15, 2019, the Company issued a 60 day convertible debenture in the amount of $500,000, bearing interest at 10% along with options to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.90 for term of 2 years, vesting immediately. In addition to the interest, the note holder will receive a total of $550,000 as principal repayment and interest upon maturity of the promissory note. The additional $50,000 is considered additional interest and is being amortized over the term of the loan. The options were valued at $28,243 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 149.3%, risk free interest rate of 1.61% and expected option life of 2 years.  The relative fair value of the option was $26,864 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.  The Company has been unable to raise sufficient funds to enable repayment of this promissory note. The debenture also has the following additional provisions:

1.	Holder’s Option to Increase Financing. The Company grants the Holder an option to purchase up to $10,000,000 in additional debentures which grant the Holder the right to convert such debentures into special cashless warrants that pay, upon a Deemed Liquidation Event, an amount per share equal to 600% of the exercise price, which is $0.90, of the warrants. Such option will expire 24 months after this Debenture has been paid or converted.

2.	As additional consideration for this Debenture, the Company agrees to share with the Holder fifty percent (50%) of the Company’s revenue received from the Norwegian joint-venture (“Joint-Venture Consideration”) until such Joint-Venture Consideration equals $500,000 in aggregate. Holder may, at Holder’s option, convert such Joint-Venture Consideration into the Series C Preferred Stock proivided the Series C Preferred Stock terms have not expired.

3.	As additional consideration for this Debenture, the Company agrees to grant the Holder a right to purchase for $3,000,000 fifteen percent (15%) interest in the revenues of the Scandinavian joint-venture, or related entity (the “Scandinavian Option”). The Scandinavian Option shall expire 3 years from the Original Issue Date of this Debenture.

The notes payable are recorded as a current liability as of December 31, 2019 and 2018 in the amount of $1,161,969 and $134,000.  Interest accrued on the notes as of December 31, 2019 and 2018 was $29,481 and $1,084.  Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $93,079 and $217,001for the years ended December 31, 2019 and 2018.

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

The New Secured Note holders as of June 28, 2018 agreed to extend the maturity date of the notes to October 31, 2020 and have agreed to increase the amount that may be raised from $10 million to $13 million. The Company agreed to increase the interest rate on the New Secured Notes from 3.5% to 4.0%.

During 2018, the Company issued $1,018,050 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $720,943 cash and the exchange of $297,107 outstanding principal amount of 10% Secured Convertible Notes (See Note 9).

During 2019, the Company issued $945,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $595,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (See Note 9).

The New Secured Notes are convertible by the holders, at any time, into shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series C Preferred Stock only.  Each share of Series C Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to full ratchet anti-dilution adjustment for one year and weighted average anti-dilution adjustment thereafter, as described in the Certificate of Designation of the Series C Preferred Stock.  Upon a liquidation event, the Company shall first pay to the holders of the Series C Preferred Stock, on a pari passu basis with the holders of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, an amount per share equal to 700% of the conversion price (i.e., $630.00 per share of Series C Preferred Stock), plus all accrued and unpaid dividends on each share of Series C Preferred Stock (the “Series C Preference Amount”).  The Series C Preference Amount shall be paid prior and in preference to payment of any amounts to the Common Stock.  After the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and any additional senior preferred stock, the Series C Preferred Stock participates in further distributions subject to an aggregate cap of seven and one-half times (7.5x) the original issue price thereof, plus all accrued and unpaid dividends.

The New Secured Notes are recorded as a current liability in the amount of $7,432,250 and $6,487,250 as of December 31, 2019 and 2018.  Interest accrued on the New Secured Notes was $687,204 and $394,967 as of December 31, 2019 and 2018.  Interest expense, including accretion of discounts related to these notes payable was $292,237 and $252,524 for the years ended December 31, 2019 and 2018.

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

At December 31, 2019, the Company has a net operating loss (“NOL”) that approximates $73 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2019	2018
Current	$-	$-
Deferred	(889,000)	(1,678,000)
Change in valuation allowance	889,000	1,678,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2019		December 31, 2018
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(670,000)	(21)	$(1,259,000)	(21)
State tax, net of federal tax effect	(223,000)	(7)	(420,000)	(7)
Non-deductible share-based compensation	-	-	-	-
Tax rate change	-	-	-	-
Non-deductible other expenses	4,000	-	1,000	-
Change in valuation allowance	889,000	28	1,678,000	28

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2019 and 2018 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2019	2018

Deferred tax asset for NOL carryforwards	$(20,418,000)	$(19,815,000)
Deferred tax asset for stock based compensation	(1,559,000)	(1,273,000)
Valuation allowance	21,977,000	21,088,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2019, the Company had no unrecognized tax benefits and no charge during 2019, and accordingly, the Company did not recognize any interest or penalties during 2019 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2019.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2016 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 13 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price, or $21,570,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $5,108,040, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, the Company authorized 150,000 shares of the Company’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of December 31, 2019, none of the Series C Preferred Stock shares are issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2019, the value of the cumulative 8% dividends for all preferred stock was $6,084,788. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of December 31, 2019, the value of the cumulative 8% dividends for all ZS preferred stock was $23,333. Such dividends will be paid when and if declared payable by the ZS’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

For the years ended December 31, 2019 and 2018, $0 and $31,250 was expensed as deferred compensation.

The Company entered into an financial advisory agreement whereby generally the Company will pay the financial advisor a success fee equal to 6% of the Capital committed in a capital transaction.

NOTE 15 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2019, options to purchase 8,410,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2019, under the 2013 Plan grants of restricted stock and options to purchase 4,150,000 shares of common stock have been issued and are unvested or unexercised, and 850,000 shares of common stock remained available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2019 and 2018:

	2019	2018

Risk Free Interest Rate	1.8%	2.7%
Expected Volatility	163.4%	153.1%
Expected Life (in years)	2.7	5
Dividend Yield	0%	0%
Weighted average estimated fair value of options
during the period	$0.11	$0.23

The following table summarizes the activities for REGO stock options for the years ended December 31, 2019 and 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2017	9,150,000	$0.83	3.6	$66

Granted	4,900,000	0.48
Expired	(1,125,000)	1.26	-	-

Balance December 31, 2018	12,925,000	$0.66	3.3	$4

Granted	2,600,000	0.90
Expired/cancelled	(2,340,000)	0.77	-	-

Balance December 31, 2019	13,185,000	$0.69	2.4	$-

Exercisable at December 31, 2019	12,951,667	$0.68	2.4	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	13,185,000	$0.69	2.4	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.16 and $0.15 for Company’s common stock on December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the weighted average fair value of stock options granted during the year was $0.11 and $0.23.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

For the years ended December 31, 2019 and 2018, the Company expensed $536,896 and $1,438,007 relative to the fair value of stock options and options granted.

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

As of December 31, 2019, there was $27,343 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations. The difference between the stock options exercisable at December 31, 2019 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested options for the years ended December 31, 2019 and 2018:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2017	5,811,670	$0.13

Granted	4,900,000	0.24
Vested	(7,086,670)	0.21

Balance December 31, 2018	3,625,000	0.13

Granted	2,600,000	0.11
Expired/cancelled	(716,667)	0.41
Vested	(5,275,000)	0.15

Balance December 31, 2019	233,333	0.2

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2019 and 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2017	1,191,700	$0.90	1.9	$-

Granted	1,992,020	0.90	1.0	-
Expired	(131,700)	0.90	-	-

Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Granted	1,775,000	0.90	1.8	-
Expired	(400,000)	0.90	-	-

Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Exercisable at December 31, 2019	4,427,020	$0.90	1.0	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	4,427,020	$0.90	1.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.16 and $0.15 for REGO’s common stock on December 31, 2019 and 2018.

During the years ended December 31, 2019 and 2018, the weighted average fair value of warrants granted during the year was $0.09 and $0.17.

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

The options to purchase 100,000 shares of ZS common stock on September 11, 2018 were valued at $21,938, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, which was expensed immediately. ZS also issued options, in December 2018, to purchase 1,300,000 shares of ZS’ common stock to the two board members of REGO and the chief financial officer of REGO, valued at $659,346, fair value. In addition, in December 2018, ZS issued options to purchase 700,000 shares of ZS’s common stock to two consultants and 300,000 shares to a more than 5% owner of REGO for consulting services, valued at $440,533. The assumptions related to the use of the Black-Scholes option pricing model for theses options are as follows: no dividend yield, expected volatility of 18.2% to 18.4% based on the industry sector index, risk free interest rate of 2.62% to 2.83% and expected term of 2.0 to 5.0 years. All of these options were also valued at $0, fair market value.

 The following table summarizes the activities for ZS’s stock options for the years ended December 31, 2019 and 2018:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2017	-	$-	-	$-

Granted	2,400,000	5.00	4.7	-

Balance December 31, 2018	2,400,000	$5.00	4.7	$-

Balance December 31, 2019	2,400,000	$5.00	3.6	$-

Exercisable at December 31, 2019	2,400,000	$5.00	3.6	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	2,400,000	$5.00	3.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2019.

For the years ended December 31, 2019 and 2018, ZS expensed $28,051 and $1,113,851 relative to the fair value of stock options granted.

As of December 31, 2019, there was $0 of unrecognized compensation cost related to outstanding stock options.

The following table summarizes the activities for ZS’s warrants for the years ended December 31, 2019 and 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	83,334	$3.00	2.9	$83

Balance December 31, 2019	83,334	$3.00	1.8	$83

Exercisable at December 31, 2019	83,334	$3.00	1.8	$83

Exercisable at December 31, 2019 and expected to
vest thereafter	83,334	$3.00	1.8	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2019.

The following table summarizes the activities for ZBS’s stock options for the years ended December 31, 2019 and 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance December 31, 2019	100,000	$5.00	0.7	$-

Exercisable at December 31, 2019	100,000	$5.00	0.7	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	100,000	$5.00	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on December 31, 2019 and 2018.

For the years ended December 31, 2019 and 2018, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the years ended December 31, 2019 and 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,200,000	$5.00	4.8	$-

Balance December 31, 2019	2,200,000	$5.00	3.8	$-

Exercisable at December 31, 2019	2,200,000	$5.00	3.8	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	2,200,000	$5.00	3.8	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on December 31, 2019.

For the years ended December 31, 2019 and 2018, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the years ended December 31, 2019 and 2018:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	100,000	$5.00	1.7	$-

Balance December 31, 2019	100,000	$5.00	0.7	$-

Exercisable at December 31, 2019	100,000	$5.00	0.7	$-

Exercisable at December 31, 2019 and expected to
vest thereafter	100,000	$5.00	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on December 31, 2019.

For the years ended December 31, 2019 and 2018, ZPS expensed $0 with respect to options.

NOTE 16 – NONCONTROLLING INTERESTS

During the year ended December 31, 2018, Zoom Solutions, Inc. and ZPS, LLC received $243,250 for convertible notes payable.  The notes were non-interest bearing.  As of September 30, 2018, ZS had converted all of the $243,250 of the convertible notes into 23,929 shares of ZS common stock in accordance with the individual convertible note agreements.

In addition, during 2018, ZS, ZBS, ZCS and ZPS issued options to purchase 100,000 shares of each of the companies to a consultant, which were valued at a total $21,938 (See Note 15).

Losses incurred by the noncontrolling interests for the years ended December 31, 2019 and 2018 were $7,229 and $270,671.

NOTE 17 - OPERATING LEASES

For the years ended December 31, 2019 and 2018, total rent expense under leases amounted to $23,124 and $81,535.  At December 31, 2019, the Company was not obligated under any non-cancelable operating leases.

NOTE 18 – RELATED PARTY TRANSACTIONS

The Company entered into an agreement in 2019 for the preparation of all of the corporate income taxes with a company owned by the Chief Financial Officer and expensed $10,000 in accordance with the agreement.

The Company has entered into a consulting agreement with a company owned by a previously more than 5% beneficial owner, at a cost of $15,000 per month, plus expenses.  As of December 31, 2019 and 2018, the Company owed the consulting company $158,220 and $113,920 and expensed $180,000 and $180,000 to the consulting company.  The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company has entered into a consulting agreement with the son of the principal of a company owned by a previously more than 5% beneficial owner, at a cost of $5,000 per month, plus expenses.  As of December 31, 2019 and 2018, the Company owed the consulting company $32,000 and $20,000. For the years ended December 31, 2019 and 2018, the Company has expensed $60,000 and $60,000 to this consultant.

During the year ended December 31, 2019 and 2018, the Company received revenue of $34,485 and $46,755 from a technology company for the outsourcing of the Company’s engineers for development.

NOTE 19 – SUBSEQUENT EVENTS

On January 7, 2020, REGO issued options to purchase 200,000 shares of REGO’s common stock to a consultant.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $12,059, which is being expensed over one year, which is the expected term of the consulting agreement.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. The Company has temporarily curtailed its business operations and has required employees to work from home. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program.

In May 2020, we received $8,500 through the issuance of notes payable. Also in May 2020, we received $160,000 through the issuance of our 4% secured convertible notes payable-stockholders.

