Form 10-K/A
period 2019-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2020-05-28
CIK 1437283

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Form 10-K/A Amendment No. 1 is filed to provide the following explanatory note:

On March 26, 2020, Rego Payment Architectures, Inc. (the “Company”) filed a Current Report on Form 8-K disclosing that it would be unable to meet the March 30, 2020 deadline to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) with the Securities and Exchange Commission, due to circumstances related to the COVID-19 pandemic.

The Company relied on the following order issued by the Securities and Exchange Commission:

SECURITIES EXCHANGE ACT OF 1934 Release No. 34-88318 / March 4, 2020 ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 GRANTING EXEMPTIONS FROM SPECIFIED PROVISIONS OF THE EXCHANGE ACT AND CERTAIN RULES THEREUNDER

Which order was subsequently amended by:

SECURITIES EXCHANGE ACT OF 1934 Release No. 34-88465 / March 25, 2020 ORDER UNDER SECTION 36 OF THE SECURITIES EXCHANGE ACT OF 1934 MODIFYING EXEMPTIONS FROM THE REPORTING AND PROXY DELIVERY REQUIREMENTS FOR PUBLIC COMPANIES

The Company’s inability to meet the filing requirement was a result of limited access to facilities, support staff and professional advisors resulting from Pennsylvania Governor Wolf’s “Stay at Home” order that includes Chester and Montgomery Counties where the Company’s corporate office and financial personnel reside and similar orders in other jurisdictions.

The Company also subsequently filed Form 12b-25 with respect to the delayed filing of the Form 10-K.

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

All services provided by Morison Coger, LLP are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements set forth herein.
(b)	The following exhibits are filed as part of this report.

Exhibt Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s current Form 10-K filed with the Commission on March 31, 2017.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.3*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.4	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.7	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.10	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.13	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.14*	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.15	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.19	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20*	Employment Agreement between the Company and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Form 10Q filed with the Commission on November 20, 2017).

10.21*	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.22*	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.23	Convertible Debenture dated as of December 15, 2019 issued by Rego Payment Architectures, Inc. in favor of Nehemiah Partners I, LP

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 * Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of May, 2020.

Rego Payment Architectures, Inc.

By:	/s/ David A. Knight
David A. Knight, Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David A. Knight	Chairman, Chief Executive Officer and Principal	May 28, 2020
David A. Knight	Executive Officer

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	May 28, 2020
Scott A. McPherson

/s/ Gerald Hannahs	Director	May 28, 2020
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

