Form 10-Q
period 2020-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2020-06-29
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at June 29, 2020.

EXPLANATORY NOTE

On May 11, 2020, Rego Payment Architectures, Inc. (the “Company”) filed a Current Report on Form 8-K disclosing that it would be unable to meet the May 15, 2020 deadline to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Form 10-Q”) with the Securities and Exchange Commission, due to circumstances related to the COVID-19 pandemic.

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

3

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

5

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,761	$430,076
Deposits	341	341

TOTAL CURRENT ASSETS	47,102	430,417

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $199,887 and $192,558	347,295	354,624
	347,295	354,624

TOTAL ASSETS	$394,397	$785,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,387,914	$4,961,827
Accounts payable and accrued expenses - related parties	490,668	701,187
Loans payable	85,600	85,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	2,813,157
Notes payable - stockholders, net of discount of $0 and $40,031	1,202,000	1,161,969
4% Secured convertible notes payable - stockholders	7,432,250	7,432,250
Preferred stock dividend liability	6,379,902	6,108,122

TOTAL CURRENT LIABILITIES	23,991,491	23,464,112

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at March 31, 2020 and December 31, 2019	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2020 and December 31, 2019	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2020 and December 31, 2019	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at March 31, 2020 and
December 31, 2019	11,960	11,960

Additional paid in capital	60,334,398	60,233,849

Accumulated deficit	(84,144,258)	(83,130,943)

Noncontrolling interests	200,792	206,049

STOCKHOLDERS' DEFICIT	(23,597,094)	(22,679,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$394,397	$785,041

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

SALES	$-	$19,259

OPERATING EXPENSES
Sales and marketing	6,833	30,304
Product development	73,620	213,557
General and administrative	458,715	521,535
Total operating expenses	539,168	765,396

NET OPERATING LOSS	(539,168)	(746,137)

OTHER EXPENSE
Interest expense	(207,624)	(165,717)
	(207,624)	(165,717)

NET LOSS	(746,792)	(911,854)

LESS: Accrued preferred dividends	(271,780)	(266,780)
Net loss attributable to noncontrolling interests	257	5,757

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,018,315)	$(1,172,877)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,596,866	119,346,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Month Period Ended March 31, 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance December 31, 2019 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	$11	28,378	$3	-	-	119,596,866	$11,960	$60,334,398	$(84,144,258)	$200,792	$(23,597,094)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Month Period Ended March 31, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	233,278	$(19,085,911)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,793,042	$(80,053,011)	$222,521	$(20,025,474)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(746,792)	$(911,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of warrants issued for interest on notes payable	-	21,305
Fair value of options and warrants issued in exchange for services	100,549	222,766
Accretion of discount on notes payable	40,031	-
Depreciation and amortization	7,329	7,329
(Increase) decrease in assets
Accounts receivable	-	(4,947)
Prepaid expenses	-	(22,831)
Deposits	-	(20,000)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	426,087	146,720
Accounts payable and accrued expenses - related parties	(210,519)	79,513

Net cash used in operating activities	(383,315)	(481,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable	-	(4,000)
Repayment of notes payable - stockholders	-	(7,000)
Proceeds from convertible notes payable - stockholders	-	550,000

Net cash provided by financing activities	-	539,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(383,315)	57,001

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,076	10,733

CASH AND CASH EQUIVALENTS - END OF PERIOD	$46,761	$67,734

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$271,781	$271,781

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$-	$350,000

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system will allow parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform will automatically monitor regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use. While these are the features that separate us from other virtual payment platforms, our Platform may be used by anyone as a digital wallet, adult or child.

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

ZS and its subsidiaries have had minimial operations in 2019 and 2020.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is now a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the Rego payment Platform and access to the patents from REGO.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company focuses on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries. ZBS provides a boutique agency approach to work with companies to build disruptive networks that will provide an enhanced customer experience, drive efficiency and build transparency and trust from the consumer base.

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

UNLIMITED CLOUD CAPABILITES - The data will reside in a dedicated environment called a Hyperscale Converged Cloud Infrastructure, which is a leading-edge technology. Through an intuitive platform interface, the team will design, test, develop, manage, and deploy networks from anywhere. This includes, but is not limited to, virtualized, scalable work environments, scalable storage capabilities, state-of-the-art voice and unified communications solutions, cloud computing, and backup.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2019 Annual Report on Form 10-K, as amended (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

As of March 31, 2020 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of June 29, 2020, the Company has a cash position of approximately $30,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through July 2020.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2020 and December 31, 2019, the Company owed the Chief Executive Officer a total of $386,572 and $392,371, consisting of $386,037 and $391,836 in unpaid salary and expenses of $535 and $535.

As of March 31, 2020 and December 31, 2019, the Company owed the Chief Financial Officer $104,096 and $118,596 consisting of $104,096 and $118,956 in unpaid salary.

NOTE 4 – LOANS PAYABLE

During the three months ended March 31, 2020 and 2019, the Company did not receive any loans with no formal repayment terms and 10% interest. The Company also did not receive any loans with no formal repayment terms and no interest, during the three months ended March 31, 2020 and 2019.  The Company repaid $0 and $4,000 of these loans during the three months ended March 31, 2020 and 2019.  The balance of the loans payable as of March 31, 2020 and December 31, 2019 was $85,600. Interest accrued on the loans was $16,568 and $15,118 as of March 31, 2020 and December 31, 2019.  Interest expense related to these loans payable was $1,450 and $2,228 for the three months ended March 31, 2020 and 2019.

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

The Notes are recorded as a current liability as of March 31, 2020 and December 31, 2019 in the amount of $2,813,157.  Interest accrued on the Notes was $1,637,911 and $1,567,582 as of March 31, 2020 and December 31, 2019.  Interest expense other than the warrant related interest expense related to these Notes payable was $70,329 and $72,935 for the three months ended March 31, 2020 and 2019.

NOTE 6 – NOTES PAYABLE - STOCKHOLDERS

The notes payable are recorded as a current liability as of March 31, 2020 and December 31, 2019 in the amount of $1,202,000 and $1,161,969.  Interest accrued on the notes, as of March 31, 2020 and December 31, 2019 was  $50,972 and $29,481.  Interest expense including accretion of discount, but exclusive of the fair value of warrants related to these notes payable was $61,522 and $744, for the three months ended March 31, 2020 and 2019.

NOTE 7 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”).  The Company issued additional New Secured Notes during 2016, 2017, 2018 and 2019.

The New Secured Notes are convertible by the holders, at any time, into shares of the Company’s authorized Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series C Preferred Stock only.  Each share of Series C Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to full ratchet anti-dilution adjustment for one year and weighted average anti-dilution adjustment thereafter, as described in the Certificate of Designation of the Series C Preferred Stock.  Upon a liquidation event, the Company shall first pay to the holders of the Series C Preferred Stock, on a pari passu basis with the holders of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, an amount per share equal to 700% of the conversion price (i.e., $630.00 per share of Series C Preferred Stock), plus all accrued and unpaid dividends on each share of Series C Preferred Stock (the “Series C Preference Amount”).  The Series C Preference Amount shall be paid prior and in preference to payment of any amounts to the Common Stock.  After the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and any additional senior preferred stock, the Series C Preferred Stock participates in further distributions subject to an aggregate cap of seven and one-half times (7.5x) the original issue price thereof, plus all accrued and unpaid dividends.

The maturity dates of the New Secured Notes were extended by the investors to October 31, 2020.

The New Secured Notes are recorded as a current liability in the amount of $7,432,250 as of March 31, 2019 and December 31, 2019.  Interest accrued on the New Secured Notes was $761,527 and $687,204 as of March 31, 2020 and December 31, 2019.  Interest expense related to these notes payable was $74,323 and $69,249 for the three months ended March 31, 2020 and 2019.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2020 and 2019.

As of January 1, 2020, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2020 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2020, and there was no accrual for uncertain tax positions as of March 31, 2020. Tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price, or $21,570,000 to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at March 31, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at March 31, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at March 31, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The Warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series B Preferred Stock.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of March 31, 2020, none of the Series C Preferred Stock was issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times the Original Issue Price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times the Original Issue Price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2020, the value of the cumulative 8% dividends for all Rego preferred stock was $6,351,569  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of March 31, 2020, the value of the cumulative 8% dividends for ZS preferred stock was $28,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay the financial advisor a success fee equal to 6% of the Capital committed in a capital transaction.

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2020, options to purchase 8,410,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2020, under the 2013 Plan grants of restricted stock and options to purchase 4,000,000 shares of common stock have been issued and are unvested and unexercised, and 1,000,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2020:

Risk Free Interest Rate	1.5%
Expected Volatility	140.0%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$ 0.05

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2019	13,185,000	$0.69	2.4	$-

Granted	200,000	0.90	0.3	-
Expired	(150,000)	0.90	-	-

Balance March 31, 2020	13,235,000	$0.69	2.1	$40

Exercisable at March 31, 2020	13,101,667	$0.69	2.2	$40

Exercisable at March 31, 2020 and expected to
vest thereafter	13,235,000	$0.69	2.1	$40

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.26 for REGO’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, Rego expensed $25,663 and $194,715 with respect to options.

As of March 31, 2020, there was $12,628 of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 0.2 years. To the extent the actual forfeiture rate is different from what the Company has estimated, stock-based compensation related to these awards will be different from the Company’s expectations. The difference between the stock options exercisable at March 31, 2020 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the three months ended March 31, 2020:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2019	233,333	$0.20

Granted	200,000	0.05
Expired/cancelled	(100,000)	0.25
Vested	(200,000)	0.05

Balance March 31, 2020	133,333	$0.25

During the three months ended March 31, 2020, the Company issued 500,000 warrants commensurate with a consulting agreement. The warrants were valued at $74,886 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 140.4%, risk free interest rate of 0.36% and expected option life of 2 years.  The fair value of the warrants was $74,886 and was expensed immediately, during the three months ended March 31, 2020.

The following table summarizes the activities for REGO’s warrants for the three months ended March 31, 2020:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Granted	500,000	0.90	1.8	-
Expired	(1,217,020)	0.90	-

Balance at March 31, 2020	3,710,000	$0.90	1.2	$-

Exercisable at March 31, 2020	3,710,000	$0.90	1.2	$-

Exercisable at March 31, 2020 and expected to
vest thereafter	3,710,000	$0.90	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.26 for Rego’s common stock on March 31, 2020.

All warrants were vested on the date of grant.

 The following table summarizes the activities for ZS’s stock options for the three months ended March 31, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2019	2,400,000	$5.00	3.6	$-

Balance March 31, 2020	2,400,000	$5.00	3.3	$-

Exercisable at March 31, 2020	2,400,000	$5.00	3.3	$-

Exercisable at March 31, 2020 and expected to
vest thereafter	2,400,000	$5.00	3.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZS’s warrants for the three months ended March 31, 2020:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2019	83,334	$3.00	1.8	$83

Balance March 31, 2020	83,334	$3.00	1.6	$83

Exercisable at March 31, 2020	83,334	$3.00	1.6	$83

Exercisable at March 31, 2020 and expected to
vest thereafter	83,334	$3.00	1.6	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the three months ended March 31, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Balance March 31, 2020	100,000	$5.00	0.5	$-

Exercisable at March 31, 2020	100,000	$5.00	0.5	$-

Exercisable at March 31, 2020 and expected to
vest thereafter	100,000	$5.00	0.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the three months ended March 31, 2020:

	Options Outstanding
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	2,200,000	$5.00	3.8	$-

Balance March 31, 2020	2,200,000	$5.00	3.6	$-

Exercisable at March 31, 2020	2,200,000	$5.00	3.6	$-

Exercisable at March 31, 2020 and expected to
vest thereafter	2,200,000	$5.00	3.6	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the three months ended March 31, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Balance March 31, 2020	100,000	$5.00	0.5	$-

Exercisable at March 31, 2020	100,000	$5.00	0.5	$-

Exercisable at March 31, 2020 and expected to
vest thereafter	100,000	$5.00	0.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on March 31, 2020.

For the three months ended March 31, 2020 and 2019, ZPS expensed $0 with respect to options.

NOTE 12 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months ended March 31, 2020 and 2019 were $257 and $5,757.

NOTE 13 – OPERATING LEASES

For the three months ended March 31, 2020 and 2019, total rent expense under leases amounted to $10,347 and $7,330.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2020.

NOTE 14 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $45,000 as a deposit for technical assistance with the Platform when it becomes necessary. The deposit was fully refunded as of June 30, 2019. As of March 31, 2020, the technology company is no longer a related party.

NOTE 15 – SUBSEQUENT EVENTS

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program. The Company has spent all of the proceeds under these programs for payroll related expenses.

In May 2020, the Company received $14,500 through the issuance of notes payable. All of these notes have been repaid and the Company issued an option to purchase 25,000 shares of the Company’s common stock for a term of 3 years and an exercise price of $0.90.

Also in May 2020, the Company received $160,000 through the issuance of our 4% secured convertible notes payable-stockholders.

On May 27, 2020, REGO issued options to purchase 25,000 shares of REGO’s common stock as interest for a loan payable.  The options have an exercise price of $0.90, vest immediately and have a term of 3 years, with a fair value of $4,470, which was expensed immediately.

On June 11, 2020, REGO issued options to purchase 100,000 shares of REGO’s common stock to a consultant for services.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $8,685, which was expensed immediately.

On June 16, 2020, the Company issued 500,000 warrants commensurate with a consulting agreement. The warrants have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $49,599, which was expensed immediately.

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

While some of the Rego Platform can be easily duplicated/commoditized, such as the app skin, APIs to retailers, APIs to financial infrastructure and cloud storage, we believe that defending our market position rests on three factors:

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

Rego has solved this issue by masking user data and maintaining separate identity and financial data flows. As a result, Rego can verify the age of the internet user throught the transaction lifecycle on its Platform. Authenticating and validating the identity of the actual user on the internet is one of the more difficult cybersecurity challenges. Current approaches are mainly not for commercial use; however, there is investment in commercial innovation in this area. Rego’s data control features and its (mis)attribution approach are inextricably linked and a key to its scalability and extensibility.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended March 31, 2020 and 2019. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2020 and 2019 we generated revenues of $0 and $19,259.

Net Loss

For the three months ended March 31, 2020 and 2019, we had a net loss of $746,792 and $911,854.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2020 were $6,833 compared to $30,304 for the three months ended March 31, 2019, a decrease of $23,471. The Company redirected marketing funds during the three months ended March 31, 2020 to the development of the Platform.

Product Development

Product development expenses were $73,620 and $213,557 for the three months ended March 31, 2020 and 2019, a decrease of $139,937. The Company is in the process of raising funds to complete the development of the Platform and only funding necessary projects.

General and Administrative Expenses

General and administrative expenses decreased $62,820 to $458,715 for the three months ended March 31, 2020 from $521,535 for the three months ended March 31, 2019. The decrease is primarily attributable to a decrease in option expense as a result of a decrease in option grants, as well as a reduction in employee benefits from fewer employees during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

Interest Expense

During the three months ended March 31, 2020, the Company incurred interest expense of $207,624, compared to $165,717 for the three months ended March 31, 2019, an increase of $41,907. The increase in interest expense relates additional debt outstanding.

Liquidity and Capital Resources

As of June 29, 2020 we had cash on hand of approximately $30,000.

Net cash used in operating activities decreased $98,684 to $383,315 for the three months ended March 31, 2020 as compared to $481,999 for the three months ended March 31, 2019.  The decrease resulted primarily from the decrease in net loss partially offset by reduced option and warrant expenses during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net cash provided by financing activities decreased to $0 for the three months ended March 31, 2020 from $539,000 for the three months ended March 31, 2019.  Cash provided by financing activities during the three months ended March 31, 2019, consisted of convertible notes payable to provide capital to continue operations.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2, to our consolidated financial statements included in December 31, 2019 Form 10-K.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  The launch of the Platform is expected in the fourth quarter of 2020, however, we do not project that significant revenue will be developed until 2021. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond July 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2019. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2020, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In May 2020, the Company received $14,500 through the issuance of notes payable. All of these notes have been repaid and the Company issued an option to purchase 25,000 shares of the Company’s common stock for a term of 3 years and an exercise price of $0.90.

Also in May 2020, the Company received $160,000 through the issuance of our 4% secured convertible notes payable-stockholders.

On May 27, 2020, REGO issued options to purchase 25,000 shares of REGO’s common stock as interest for a loan payable.  The options have an exercise price of $0.90, vest immediately and have a term of 3 years, with a fair value of $4,470, which was expensed immediately.

On June 11, 2020, REGO issued options to purchase 100,000 shares of REGO’s common stock to a consultant for services.  The options have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $8,685, which was expensed immediately.

On June 16, 2020, the Company issued 500,000 warrants commensurate with a consulting agreement. The warrants have an exercise price of $0.90, vest immediately and have a term of 2 years, with a fair value of $49,599, which was expensed immediately.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

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
Date: June 29, 2020

