Form 10-Q
period 2020-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2020-08-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,596,866 shares of common stock outstanding at August 14, 2020.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,498	$430,076
Deposits	341	341

TOTAL CURRENT ASSETS	20,839	430,417

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $207,216 and $192,558	339,966	354,624
	339,966	354,624

TOTAL ASSETS	$360,805	$785,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,562,460	$4,961,827
Accounts payable and accrued expenses - related parties	488,347	701,187
Paycheck protection program loan payable	81,500	-
Loans payable	85,600	85,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	2,813,157
Notes payable - stockholders, net of discount of $0 and $40,031	1,202,000	1,161,969
4% Secured convertible notes payable - stockholders	7,592,250	7,432,250
Preferred stock dividend liability	6,651,683	6,108,122

TOTAL CURRENT LIABILITIES	24,676,997	23,464,112

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at June 30, 2020 and December 31, 2019	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at June 30, 2020 and December 31, 2019	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2020 and December 31, 2019	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
119,596,866 shares issued and outstanding at June 30, 2020 and
December 31, 2019	11,960	11,960

Additional paid in capital	60,409,781	60,233,849

Accumulated deficit	(84,933,270)	(83,130,943)

Noncontrolling interests	195,323	206,049

STOCKHOLDERS' DEFICIT	(24,316,192)	(22,679,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$360,805	$785,041

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2020	2019	2020	2019

SALES	$-	$15,226	$-	$34,485

OPERATING EXPENSES
Sales and marketing	11,506	(1,839)	18,339	28,465
Product development	119,833	27,839	193,453	241,396
General and administrative	218,639	568,167	677,354	1,089,702
Total operating expenses	349,978	594,167	889,146	1,359,563

NET OPERATING LOSS	(349,978)	(578,941)	(889,146)	(1,325,078)

OTHER EXPENSE
Interest expense	(172,723)	(150,629)	(380,347)	(316,346)
	(172,723)	(150,629)	(380,347)	(316,346)

NET LOSS	(522,701)	(729,570)	(1,269,493)	(1,641,424)

LESS: Accrued preferred dividends	(271,781)	(271,781)	(543,561)	(543,561)
Net loss attributable to noncontrolling interests	469	724	726	6,481

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(794,013)	$(1,000,627)	$(1,812,328)	$(2,178,504)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,596,866	119,596,866	119,596,866	119,596,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Month Periods Ended June 30, 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance December 31, 2019 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	$11	28,378	$3	-	-	119,596,866	$11,960	$60,334,398	$(84,144,258)	$200,792	$(23,597,094)

Issuance of warrants for services	-	-	-	-	-	-	-	-	49,599	-	-	49,599
Fair value of options for services	-	-	-	-	-	-	-	-	21,314	-	-	21,314
Fair value of options for interest	-	-	-	-	-	-	-	-	4,470	-	-	4,470
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(522,232)	(469)	(522,701)

Balance, June 30, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,409,781	$(84,933,270)	$195,323	$(24,316,192)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Six Month Periods Ended June 30, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	233,278	$(19,085,911)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,793,042	$(80,053,011)	$222,521	$(20,025,474)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	16,437	-	-	16,437
Fair value of options for services	-	-	-	-	-	-	-	-	59,636	-	-	59,636
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(728,846)	(724)	(729,570)

Balance June 30, 2019 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,869,115	$(81,048,638)	$216,797	$(20,950,752)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	For the Six Months Ended June 30
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,269,493)	$(1,641,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options issued for interest on notes payable	4,470	21,305
Fair value of options and warrants issued in exchange for services	171,463	282,402
Accretion of discount on notes payable	40,031	2,374
Depreciation and amortization	14,658	14,659
(Increase) decrease in assets
Accounts receivable	-	1,923
Prepaid expenses	-	(6,956)
Deposits	-	25,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	600,633	395,294
Accounts payable and accrued expenses - related parties	(212,840)	228,959

Net cash used in operating activities	(651,078)	(676,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable	-	(4,000)
Proceeds from notes payable - stockholders	15,000	250,000
Repayment of notes payable - stockholders	(15,000)	(7,000)
Proceeds from convertible notes payable - stockholders	160,000	550,000
Proceeds from paycheck protection program loan	81,500	-

Net cash provided by financing activities	241,500	789,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(409,578)	112,536

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,076	10,733

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,498	$123,269

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$543,561	$543,561

Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes payable	$-	$350,000

Accrued interest as discount on notes payable	$-	$16,437

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile payment platform solution for the family. The system will allow parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s system is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using the telephone handset as a payment device.  The new payment platform will automatically monitor regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the mobile payment system with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use. While these are the features that separate us from other virtual payment platforms, our software platform may be used by anyone as a digital wallet, adult or child.

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

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of Rego Payment Architectures, Inc.  Rego Payment Architectures, Inc. owns 78% of the common stock of ZS.  ZS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

REGO has licensed its technology to ZS, as REGO determined that to extend the Company’s business runway, the Company needed to adapt its technology to include blockchain, token development and cloud storage. ZS was formed to implement these specified new technologies and growth opportunities in conjunction with other business partners, as appropriate.

ZS and its subsidiaries have had minimial operations in 2020 and 2019.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is now a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company focuses on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries. ZBS intends to provide a boutique agency approach to work with companies to build disruptive networks that will provide an enhanced customer experience, drive efficiency and build transparency and trust from the consumer base.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS is to provide highly secure cloud storage as a service with the following potential benefits:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of Accounting Policies included in the Company’s 2019 Annual Report on Form 10-K, as amended (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

As of June 30, 2020 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2020, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of August 14, 2020, the Company has a cash position of approximately $1.4 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through October 2020.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2020 and December 31, 2019, the Company owed the Chief Executive Officer a total of $380,773 and $392,371, consisting of $380,238 and $391,836 in unpaid salary and expenses of $535 and $535.

As of June 30, 2020 and December 31, 2019, the Company owed the Chief Financial Officer $107,574 and $118,596 in unpaid salary.

NOTE 4 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program. The Company has spent all of the proceeds under these programs for payroll related expenses.

In accordance with FASB ASC 470, Debt, the Company has recorded the loans as a current liability in the amount of $81,500. The Company will record derecognition of the liability in accordance with FASB ASC 405-20, Liabilities-Extinguishment of Liabilities, when either (1) the loan is, in part or wholly, forgiven and the Company has been legally released or (2) the Company pays off the loan.

NOTE 5 – LOANS PAYABLE

During the six months ended June 30, 2020 and 2019, the Company did not receive any loans with no formal repayment terms and 10% interest. The Company also did not receive any loans with no formal repayment terms and no interest, during the six months ended June 30, 2020 and 2019.  The balance of such loans payable as of June 30, 2020 and December 31, 2019 was $85,600. Interest accrued on the loans was $18,018 and $15,118 as of June 30, 2020 and December 31, 2019.  Interest expense related to these loans payable was $1,450 and $2,901 for the three and six months ended June 30, 2020 and $706 and $2,934 for the three and six months ended June 30, 2019.

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

The Notes are recorded as a current liability as of June 30, 2020 and December 31, 2019 in the amount of $2,813,157.  Interest accrued on the Notes was $1,708,240 and $1,567,582 as of June 30, 2020 and December 31, 2019.  Interest expense other than the warrant related interest expense related to these Notes payable was $70,329 and $140,658 for the three and six months ended June 30, 2020 and $70,329 and $143,264 for the three and six months ended June 30, 2019.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

During the six months ended June 30, 2020 and 2019, the Company issued $15,000 and $0 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. These notes were repaid in full by June 30, 2020 and the Company issued an option to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 3 years, with a fair value of $4,470 as interest expense. These notes payable are recorded as a current liability as of June 30, 2020 and December 31, 2019 in the amount of $1,202,000 and $1,161,969.  Interest accrued on the notes, as of June 30, 2020 and December 31, 2019 was  $72,463 and $29,481.  Interest expense including accretion of discount was $21,491 and $83,013 for the three and six months ended June 30, 2020 and $3,937 and $4,681 for the three and six months ended June 30, 2019.

NOTE 8 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”).  The Company issued additional New Secured Notes during 2016, 2017, 2018, 2019 and 2020.

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

During the three months ended June 30, 2020, the Company issued $160,000 aggregate principal amount of its New Secured Notes to certain investors.

The New Secured Notes are recorded as a current liability in the amount of $7,592,250 as of June 30, 2020 and $7,432,250 as of December 31, 2019.  Interest accrued on the New Secured Notes was $836,510 and $687,204 as of June 30, 2020 and December 31, 2019.  Interest expense related to these notes payable was $74,983 and $149,305 for the three and six months ended June 30, 2020 and $74,912 and $144,161 for the three and six months ended June 30, 2019.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2020 and 2019.

As of January 1, 2020, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2020 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2020, and there was no accrual for uncertain tax positions as of June 30, 2020. Tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times its original issue price, or $21,570,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at June 30, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $0 at June 30, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $5,108,040, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at June 30, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these warrants from the Series B Preferred Stock.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of June 30, 2020, none of the Series C Preferred Stock was issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of June 30, 2020, the value of the cumulative 8% dividends for all Rego preferred stock was $6,618,350  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of June 30, 2020, the value of the cumulative 8% dividends for ZS preferred stock was $33,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay the financial advisor a success fee equal to 6% of the capital committed in a capital transaction involving the sale of the Company.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of June 30, 2020, options to purchase 8,400,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of June 30, 2020, under the 2013 Plan grants of restricted stock and options to purchase 4,000,000 shares of common stock have been issued and are unvested and unexercised, and 1,000,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the six months ended June 30, 2020:

Risk Free Interest Rate	1.0%
Expected Volatility	141.4%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.07

The following table summarizes the activities for REGO’s stock options for the six months ended June 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	13,185,000	$0.69	2.4	$-

Granted	325,000	0.90	1.8	-
Expired	(160,000)	0.86	-	-

Balance at June 30, 2020	13,350,000	$0.69	1.9	$5

Exercisable at June 30, 2020	13,216,667	$0.69	1.9	$5

Exercisable at June 30, 2020 and expected to
vest thereafter	13,350,000	$0.69	1.9	$5

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.21 for REGO’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020, Rego expensed $25,785 and $51,447 and for the three and six months ended June 30, 2019, Rego expensed $59,636 and $254,351 with respect to options.

As of June 30, 2020, there was no unrecognized compensation cost related to outstanding stock options. The difference between the stock options exercisable at June 30, 2020 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the six months ended June 30, 2020:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance at December 31, 2019	233,333	$0.20

Granted	325,000	0.05
Expired/cancelled	(100,000)	0.25
Vested	(325,000)	0.05

Balance at June 30, 2020	133,333	$0.25

During the six months ended June 30, 2020, the Company issued warrants to purchase 1,000,000 shares of common stock commensurate with a consulting agreement. The warrants were valued at $124,485 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 139.0 to 140.4%, risk free interest rate of 0.19% to 0.36% and expected life of 2 years.  The fair value of the warrants was $124,485 and was expensed immediately. During the three and six months ended June 30, 2020, the Company expensed $49,599 and $124,485 and during the three and six months ended June 30, 2019, the Company expensed $0, relative to warrants.

The following table summarizes the activities for REGO’s warrants for the six months ended June 30, 2020:

			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Granted	1,000,000	0.90	1.8	-
Expired	(1,852,020)	0.90	-

Balance at June 30, 2020	3,575,000	$0.90	1.3	$-

Exercisable at June 30, 2020	3,575,000	$0.90	1.3	$-

Exercisable at June 30, 2020 and expected to
vest thereafter	3,575,000	$0.90	1.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.21 for Rego’s common stock on June 30, 2020.

All warrants were vested on the date of grant.

 The following table summarizes the activities for ZS’s stock options for the six months ended June 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	2,400,000	$5.00	3.6	$-

Balance at June 30, 2020	2,400,000	$5.00	3.1	$-

Exercisable at June 30, 2020	2,400,000	$5.00	3.1	$-

Exercisable at June 30, 2020 and expected to
vest thereafter	2,400,000	$5.00	3.1	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020, ZS expensed $0 with respect to options and for the three and six months ended June 30, 2019, ZS expensed $0 and $28,051 with respect to options.

The following table summarizes the activities for ZS’s warrants for the six months ended June 30, 2020:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	83,334	$3.00	1.8	$83

Balance at June 30, 2020	83,334	$3.00	1.3	$83

Exercisable at June 30, 2020	83,334	$3.00	1.3	$83

Exercisable at June 30, 2020 and expected to
vest thereafter	83,334	$3.00	1.3	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the six months ended June 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	100,000	$5.00	0.7	$-

Balance at June 30, 2020	100,000	$5.00	0.2	$-

Exercisable at June 30, 2020	100,000	$5.00	0.2	$-

Exercisable at June 30, 2020 and expected to
vest thereafter	100,000	$5.00	0.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the six months ended June 30, 2020:

	Options Outstanding
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	2,200,000	$5.00	3.8	$-

Balance at June 30, 2020	2,200,000	$5.00	3.3	$-

Exercisable at June 30, 2020	2,200,000	$5.00	3.3	$-

Exercisable at June 30, 2020 and expected to
vest thereafter	2,200,000	$5.00	3.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the six months ended June 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	100,000	$5.00	0.7	$-

Balance at June 30, 2020	100,000	$5.00	0.2	$-

Exercisable at June 30, 2020	100,000	$5.00	0.2	$-

Exercisable at June 30, 2020 and expected to
vest thereafter	100,000	$5.00	0.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on June 30, 2020.

For the three and six months ended June 30, 2020 and 2019, ZPS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months and six months ended June 30, 2020 were $469 and $726 and for the three and six months ended June 30, 2019 were $724 and $6,481.

NOTE 14 – OPERATING LEASES

For the three and six months ended June 30, 2020, total rent expense under leases amounted to $1,639 and $11,986 and for the three and six months ended June 30, 2019, total rent expense under leases amounted to $6,352 and $13,682.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2020.

NOTE 15 – RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $45,000 as a deposit for technical assistance with the Platform when it becomes necessary. The deposit was fully refunded as of June 30, 2019. As of June 30, 2020, the technology company is no longer a related party.

NOTE 16 – SUBSEQUENT EVENTS

During July and August 2020, the Company raised $1.7 million through the issuance of the Company’s 4% secured convertible notes payable-stockholders.

During August 2020, the Company exchanged $107,000 principal amount of Notes Payable – Stockholders for 4% Secured Convertible Notes Payable – Stockholders.

On August 12, 2020, the Company revised a consulting agreement, whereby the principal terms stayed the same, however, the trigger dates for the issuance of stock changed as follows: a) 62,500 shares to be issued at Beta Product Launch – November 18, 2020 b) 62,500 shares to be issued upon first product revenue – January 18, 2021 c) 125,000 shares when technology passes potential buyer’s due diligence – February 18, 2021.

On August 13, 2020, the Company entered into an employment agreement with Peter S. Pelullo to become the Chief Executive Officer, President and Board Director of the Company. The principal terms of the agreement include: a) a salary of $200,000 b) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25, a term of 5 years and vesting immediately c) an option to acquire 500,000 shares of the common stock of the Company at the exercise price of the closing price per share on the date of sale or change of control (or if greater, the fair market value of such option on the grant date), for a term of 5 years that will vest immediately d) issuance of 250,000 shares of the common stock of the Company that will vest immediately e) issuance of 250,000 shares of common stock upon the sale of the Company or change in control of the Company of more than 50% of the Company.

The options associated with the employment agreement were valued at $117,514, fair market value and will be expensed over two years.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended June 30, 2020 and 2019. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended June 30, 2020 and 2019 we generated revenues of $0 and $15,226.

Net Loss

For the three months ended June 30, 2020 and 2019, we had a net loss of $522,701 and $729,570.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2020 were $11,506 compared to $(1,839) for the three months ended June 30, 2019, an increase of $13,345. The Company began spending marketing funds during the three months ended June 30, 2020 to prepare for the launch of the Platform and create market visibility.

Product Development

Product development expenses were $119,833 and $27,839 for the three months ended June 30, 2020 and 2019, an increase of $91,994. The Company began the process to complete the development of the Platform and move toward the launch of the Platform.

General and Administrative Expenses

General and administrative expenses decreased $349,528 to $218,639 for the three months ended June 30, 2020 from $568,167 for the three months ended June 30, 2019. The Company is now focusing on the development of the Platform and has implemented cost containment measures to fulfill that plan.

Interest Expense

During the three months ended June 30, 2020, the Company incurred interest expense of $172,723, compared to $150,629 for the three months ended June 30, 2019, an increase of $22,094. The increase in interest expense relates additional debt outstanding.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following discussion analyzes our results of operations for the six months ended June 30, 2020 and 2019. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the six months ended June 30, 2020 and 2019 we generated revenues of $0 and $34,485.

Net Loss

For the six months ended June 30, 2020 and 2019, we had a net loss of $1,269,493 and $1,641,425.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2020 were $18,339 compared to $28,465 for the six months ended June 30, 2019, a decrease of $10,126. The Company redirected marketing funds during the six months ended June 30, 2020 to the development of the Platform.

Product Development

Product development expenses were $193,453 and $241,396 for the six months ended June 30, 2020 and 2019, a decrease of $47,943. The Company began the process to complete the development of the Platform and move toward the launch of the Platform, however, has not reached the level of funding to be able to match amounts spent during the six months ended June 30, 2019.

General and Administrative Expenses

General and administrative expenses decreased $412,349 to $677,354 for the six months ended June 30, 2020 from $1,089,703 for the six months ended June 30, 2019. The Company is now focusing on the development of the Platform and has implemented cost containment measures to fulfill that plan.

Interest Expense

During the six months ended June 30, 2020, the Company incurred interest expense of $380,347, compared to $316,346 for the six months ended June 30, 2019, an increase of $64,001. The increase in interest expense relates additional debt outstanding.

Liquidity and Capital Resources

As of August 14, 2020 we had cash on hand of approximately $1.4 million.

Net cash used in operating activities decreased $25,387 to $651,078 for the six months ended June 30, 2020 as compared to $676,464 for the six months ended June 30, 2019.  The decrease resulted primarily from the decrease in net loss partially offset by reduced option and warrant expenses and accounts payable and accured expenses during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Net cash provided by financing activities decreased to $241,500 for the six months ended June 30, 2020 from $789,000 for the six months ended June 30, 2019.  Cash provided by financing activities during the six months ended June 30, 2019, consisted of convertible notes payable to provide capital to continue operations and a loan pursuant to the paycheck protection program.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2, to our consolidated financial statements included in our most recent Form 10-K.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond October 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements.

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

Stock-based Compensation

We have adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2020, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July and August 2020, the Company received $1.7 million through the issuance of our 4% secured convertible notes payable-stockholders.

During August 2020, the Company exchanged $107,000 principal amount of Notes Payable – Stockholders for 4% Secured Convertible Notes Payable – Stockholders.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 13, 2020, the Company entered into an employment agreement with Peter S. Pelullo to become the Chief Executive Officer, President and Board Director of the Company. The principal terms of the agreement include: a) a salary of $200,000 b) an option to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25, a term of 5 years and vesting immediately c) an option to acquire 500,000 shares of the common stock of the Company at the exercise price of the closing price per share on the date of sale or change of control (or if greater, the fair market value of such stock on the grant date), for a term of 5 years that will vest immediately d) issuance of 250,000 shares of the common stock of the Company that will vest immediately e) issuance of 250,000 shares of common stock upon the sale of the Company or change in control of the Company of more than 50% of the Company.

ITEM 6. EXHIBITS

10.1	Peter S. Pelullo Employment Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGO PAYMENT ARCHITECTURES, INC.

	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 14, 2020

