Form 10-Q
period 2020-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2020-11-16
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 120,096,866 shares of common stock outstanding at November 16, 2020.

2

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, the impact of the current COVID-19 pandemic, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,012,628	$430,076
Prepaid expenses	213,905	-
Deposits	341	341

TOTAL CURRENT ASSETS	1,226,874	430,417

PROPERTY AND EQUIPMENT
Computer equipment	5,129	5,129
Less: accumulated depreciation	(5,129)	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $214,566 and $192,558	333,501	354,624
	333,501	354,624

TOTAL ASSETS	$1,560,375	$785,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,515,982	$4,961,827
Accounts payable and accrued expenses - related parties	314,575	701,187
Embedded derivative liability	232,600	-
Paycheck protection program loan payable	81,500	-
Loans payable	85,600	85,600
Deferred revenue	200,000	200,000
10% Secured convertible notes payable - stockholders	2,813,157	2,813,157
Notes payable - stockholders, net of discount of $0 and $40,031	1,095,000	1,161,969
4% Secured convertible notes payable - stockholders	9,399,250	7,432,250
Preferred stock dividend liability	6,923,463	6,108,122

TOTAL CURRENT LIABILITIES	26,661,127	23,464,112

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at September 30, 2020 and December 31, 2019	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at September 30, 2020 and December 31, 2019	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at September 30, 2020 and December 31, 2019	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
120,096,866 and 119,596,866 shares issued and outstanding at September 30, 2020 and
December 31, 2019	12,010	11,960

Additional paid in capital	61,324,464	60,233,849

Accumulated deficit	(86,627,250)	(83,130,943)

Noncontrolling interests	190,010	206,049

STOCKHOLDERS' DEFICIT	(25,100,752)	(22,679,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,560,375	$785,041

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2020	2019	2020	2019

SALES	$-	$-	$-	$34,485

OPERATING EXPENSES
Sales and marketing	22,784	9,371	41,123	37,836
Product development	474,151	33,806	667,604	275,202
General and administrative	928,181	522,589	1,605,535	1,612,291
Total operating expenses	1,425,116	565,766	2,314,262	1,925,329

NET OPERATING LOSS	(1,425,116)	(565,766)	(2,314,262)	(1,890,844)

OTHER INCOME (EXPENSE)
Interest expense	(192,216)	(176,413)	(572,563)	(492,759)
Forgiveness of debt	422,419	-	422,419	-
Change in fair value of embedded derivative liability	(232,600)	-	(232,600)	-
	(2,397)	(176,413)	(382,744)	(492,759)

NET LOSS	(1,427,513)	(742,179)	(2,697,006)	(2,383,603)

LESS: Accrued preferred dividends	(271,780)	(271,780)	(815,340)	(815,342)
Net loss attributable to noncontrolling interests	313	461	1,039	6,942

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,698,980)	$(1,013,498)	$(3,511,307)	$(3,192,003)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,805,199	119,596,866	119,666,310	119,596,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Nine Month Periods Ended September 30, 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total
Balance, December 31, 2019 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	60,334,398	(84,144,258)	200,792	(23,597,094)

Issuance of warrants for services	-	-	-	-	-	-	-	-	49,599	-	-	49,599
Fair value of options for services	-	-	-	-	-	-	-	-	21,314	-	-	21,314
Fair value of options for interest	-	-	-	-	-	-	-	-	4,470	-	-	4,470
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(522,232)	(469)	(522,701)

Balance, June 30, 2020 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	60,409,781	(84,933,270)	195,323	(24,316,192)

Fair value of common stock issued for services	-	-	-	-	-	-	750,000	75	187,425	-	-	187,500
Common stock forfeited	-	-	-	-	-	-	(250,000)	(25)	25	-	-	-
Fair value of warrants for services	-	-	-	-	-	-	-	-	59,563	-	-	59,563
Fair value of options for services	-	-	-	-	-	-	-	-	629,690	-	-	629,690
Fair value of options issued for forgiveness of debt	-	-	-	-	-	-	-	-	27,690	-	-	27,690
Fair value of options for interest	-	-	-	-	-	-	-	-	10,290	-	-	10,290
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(1,427,200)	(313)	(1,427,513)

Balance, September 30, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,324,464	$(86,627,250)	$190,010	$(25,100,752)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three and Nine Month Periods Ended September 30, 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,548,971	$(78,880,134)	233,278	$(19,085,911)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	21,305	-	-	21,305
Fair value of options for services	-	-	-	-	-	-	-	-	222,766	-	-	222,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(906,097)	(5,757)	(911,854)

Balance March 31, 2019 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	59,793,042	(80,053,011)	222,521	(20,025,474)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	16,437	-	-	16,437
Fair value of options for services	-	-	-	-	-	-	-	-	59,636	-	-	59,636
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(728,846)	(724)	(729,570)

Balance June 30, 2019 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	59,869,115	(81,048,638)	216,797	(20,950,752)

Issuance of warrants with notes payable	-	-	-	-	-	-	-	-	7,674	-	-	7,674
Fair value of options for services	-	-	-	-	-	-	-	-	76,743	-	-	76,743
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,781)	(5,000)	(271,781)
Net loss	-	-	-	-	-	-	-	-	-	(741,718)	(461)	(742,179)

Balance September 30, 2019 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$59,953,532	$(82,057,137)	$211,336	$(21,880,295)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,697,006)	$(2,383,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	187,500	-
Fair value of options issued for interest on notes payable	14,760	21,305
Fair value of options and warrants issued in exchange for services	888,405	359,145
Change in fair value of embedded derivative liability	232,600	-
Accretion of discount on notes payable	40,031	24,111
Depreciation and amortization	21,123	21,988
Forgiveness of debt	422,419	-
(Increase) decrease in assets
Accounts receivable	-	1,923
Prepaid expenses	(213,905)	8,921
Deposits	-	25,000
Increase (decrease) in liabilities
Accounts payable and accrued expenses	131,737	664,092
Accounts payable and accrued expenses - related parties	(386,612)	379,974

Net cash used in operating activities	(1,358,948)	(877,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable	-	(4,000)
Proceeds from notes payable - stockholders	15,000	550,000
Repayment of notes payable - stockholders	(15,000)	(7,000)
Proceeds from convertible notes payable - stockholders	1,860,000	350,000
Proceeds from paycheck protection program loan	81,500	-

Net cash provided by financing activities	1,941,500	889,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	582,552	11,856

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	430,076	10,733

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,012,628	$22,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$815,341	$815,341
Exchange of 10% secured convertible notes payable for 4% secured convertible notes payable	$-	$350,000
Exchange of notes payable - stockholders for 4% secured convertible notes - stockholders	$107,000	$-
Accrued interest as discount on notes payable	$-	$24,111
Forfeited common stock	$25	$-

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

Rego Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

Rego Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a technology company that will deliver an online and mobile digital wallet solution for the family. The digital wallet platform (“Platform”) will allow parents and their children to manage, allocate funds and track their expenditures, savings and charitable giving on both a mobile device and online through the Company’s web portal.   The Company’s Platform is designed to allow a minor to transact both online and in traditional brick and mortar retail outlets using their mobile phone as a payment device.  The Platform will automatically monitor regulatory compliance in real-time for all transactions, including protection of vendors from unintended regulatory infractions.  In addition, utilizing the same architecture, individual parents will be able to create a contract with each child that sets the rules and parameters of how the child may use the Platform with as much or as little parental oversight as the parent determines is necessary.  The Company is including specialized technology that increases and improves the security of the system and protects the user’s identity while in use. While these are the features that separate the Company from other virtual payment platforms, the Company’s Platform may be used by anyone as a digital wallet, adult or child.

Management believes that building on its Children’s Online Privacy Protection Act (“COPPA”) advantage, the future of the Company will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed.  For the under seventeen years of age market, the Company will use its own brand.  The Company intends to license, in each alternative field of use, the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from this Platform are anticipated to come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing with banking and distribution partners.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2019 Annual Report on Form 10-K, as amended (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

As of September 30, 2020 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. The Board simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The Board decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company is analyzing the pronouncement, but does not believe there will be any material impact on the financial statements at this time.

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

As of November 16, 2020, the Company has a cash position of approximately $825,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through January 2021.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2020 and December 31, 2019, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $162,853 and $158,220, consisting of $32,308 and $0 in unpaid salary and a company owned by the Chief Executive Officer consulting fees of $130,545 and $158,220.

Additionally as of September 30, 2020 and December 31, 2019, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $22,550 and $32,000, pursuant to a consulting agreement.

As of September 30, 2020 and December 31, 2019, the Company owed the Chief Financial Officer $129,173 and $118,596 in unpaid salary.

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

NOTE 5 – LOANS PAYABLE

During the nine months ended September 30, 2020 and 2019, the Company did not receive any loans with no formal repayment terms and 10% interest. The Company also did not receive any loans with no formal repayment terms and no interest, during the nine months ended September 30, 2020 and 2019.  The balance of such loans payable as of September 30, 2020 and December 31, 2019 was $85,600. Interest accrued on the loans was $19,484 and $15,118 as of September 30, 2020 and December 31, 2019.  Interest expense related to these loans payable was $1,465 and $4,366 for the three and nine months ended September 30, 2020 and $1,465 and $4,400 for the three and nine months ended September 30, 2019.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from September 6, 2019 to October 31, 2021, with the consent of the Note holders.

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

The Notes are recorded as a current liability as of September 30, 2020 and December 31, 2019 in the amount of $2,813,157.  Interest accrued on the Notes was $1,778,569 and $1,567,582 as of September 30, 2020 and December 31, 2019.  Interest expense other than the warrant related interest expense related to these Notes payable was $70,329 and $210,987 for the three and nine months ended September 30, 2020 and $81,471 and $253,484 for the three and nine months ended September 30, 2019.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

During the nine months ended September 30, 2020 and 2019, the Company issued $15,000 and $0 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. These notes in the principal amount of $15,000 were repaid in full by June 30, 2020 and the Company issued an option to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 3 years, with a fair value of $4,470 as interest expense. These notes payable are recorded as a current liability as of September 30, 2020 and December 31, 2019 in the amount of $1,095,000 and $1,161,969.  Interest accrued on the notes, as of September 30, 2020 and December 31, 2019 was  $94,190 and $29,481.  Interest expense including accretion of discount was $21,727 and $104,740 for the three and nine months ended September 30, 2020 and $31,491 and $35,428 for the three and nine months ended September 30, 2019.

On September 30, 2020, one of the note holders exchanged his $107,000 note for a 4% Secured Convertible Note, in the principal amount of $107,000.

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

The maturity dates of the New Secured Notes were extended by the investors to October 31, 2021.

During the nine months ended September 30, 2020, the Company issued $1,967,000 aggregate principal amount of its New Secured Notes to certain investors, of which $107,000 was an exchange of a note from a stockholder (see Note 7).

The New Secured Notes are recorded as a current liability in the amount of $9,399,250 as of September 30, 2020 and $7,432,250 as of December 31, 2019.  Interest accrued on the New Secured Notes was $924,915 and $687,204 as of September 30, 2020 and December 31, 2019.  Interest expense related to these notes payable was $88,405 and $237,711 for the three and nine months ended September 30, 2020 and $73,873 and $218,034 for the three and nine months ended September 30, 2019.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2020 and 2019.

As of January 1, 2020, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2020 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2020, and there was no accrual for uncertain tax positions as of September 30, 2020. Tax years from 2016 through 2019 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2020 and 2019, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $0 at September 30, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $232,600 at September 30, 2020 and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $0 at September 30, 2020 and December 31, 2019. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The warrants associated with the Series B Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these warrants from the Series B Preferred Stock.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of September 30, 2020, none of the Series C Preferred Stock was issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2020, the value of the cumulative 8% dividends for all Rego preferred stock was $6,885,130  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of September 30, 2020, the value of the cumulative 8% dividends for ZS preferred stock was $38,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

September 30, 2020	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial
conversion feature	$-	$232,600	$-	$232,600

Total	$-	$232,600	$-	$232,600

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at December 31, 2019	$-

Change in fair value of derivative liabilities	232,600

Balance at September 30, 2020	$232,600

As of September 30, 2020, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market; therefore the embedded derivative liability was valued using the following market based inputs:

Closing trading price of Rego common stock	$0.50

Rego Series A Preferred Stock Effective Conversion Price issued April 30, 2014	0.46

Intrinsic value of conversion warrant per share	$0.04

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On August 13, 2020, in conjunction with the execution of the Chief Executive Officer’s employment agreement, the Company issued 250,000 shares of the Company’s common stock to the Chief Executive Officer, which vested immediately. The fair value of the issuance of the common stock was $62,500, which was expensed immediately.

On August 18, 2020, the Company issued 250,000 each to a member of the Board of Directors, and to the Chief Financial Officer, which vested immediately. The aggregate fair value of the issuance of the common stock was $125,000, which was expensed immediately.

NOTE 13 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of September 30, 2020, options to purchase 6,900,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of September 30, 2020, under the 2013 Plan grants of restricted stock and options to purchase 4,917,500 shares of common stock have been issued and are unvested and unexercised, and 82,500 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2020:

Risk Free Interest Rate	0.3%
Expected Volatility	164.2%
Expected Life (in years)	4.6
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.21

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	13,185,000	$0.69	2.4	$-

Granted	3,222,500	0.34	4.5	699
Expired	(1,660,000)	0.52	-	-

Balance September 30, 2020	14,747,500	$0.63	2.4	$1,517

Exercisable at September 30, 2020	14,747,500	$0.63	2.4	$1,517

Exercisable at September 30, 2020 and expected to
vest thereafter	14,747,500	$0.63	2.4	$1,517

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.50 for REGO’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020, Rego expensed $667,670 and $719,117 and for the three and nine months ended September 30, 2019, Rego expensed $76,743 and $331,094 with respect to options.

As of September 30, 2020, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2020 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested stock options for the nine months ended September 30, 2020:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2019	233,333	$0.20

Granted	3,222,500	0.21
Expired/cancelled	(100,000)	0.22
Vested	(3,355,833)	0.22

Balance September 30, 2020	-	-

During the nine months ended September 30, 2020, the Company issued warrants to purchase 1,500,000 shares of common stock commensurate with a consulting agreement. The warrants were valued at $184,048 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 139.0 to 140.8%, risk free interest rate of 0.14% to 0.36% and expected life of 2 years.  The fair value of the warrants was $184,048 and was expensed immediately. During the three and nine months ended September 30, 2020, the Company expensed $59,563 and $184,048 and during the three and nine months ended September 30, 2019, the Company expensed $0, relative to warrants.

The following table summarizes the activities for REGO’s warrants for the nine months ended September 30, 2020:

			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Granted	1,500,000	0.90	1.7	-
Expired	(2,227,020)	0.90	-

Balance at September 30, 2020	3,700,000	$0.90	1.3	$-

Exercisable at September 30, 2020	3,700,000	$0.90	1.3	$-

Exercisable at September 30, 2020 and expected to
vest thereafter	3,700,000	$0.90	1.3	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.50 for Rego’s common stock on September 30, 2020.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	2,400,000	$5.00	3.6	$-

Expired	(100,000)	$5.00	-	-

Balance September 30, 2020	2,300,000	$5.00	3.0	$-

Exercisable at September 30, 2020	2,300,000	$5.00	3.0	$-

Exercisable at September 30, 2020 and expected to
vest thereafter	2,300,000	$5.00	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020, ZS expensed $0 with respect to options and for the three and nine months ended September 30, 2019, ZS expensed $0 and $28,051 with respect to options.

The following table summarizes the activities for ZS’s warrants for the nine months ended September 30, 2020:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	83,334	$3.00	1.8	$83

Balance September 30, 2020	83,334	$3.00	1.1	$83

Exercisable at September 30, 2020	83,334	$3.00	1.1	$83

Exercisable at September 30, 2020 and expected to
vest thereafter	83,334	$3.00	1.1	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZBS’s stock options for the three and nine months ended September 30, 2020:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance September 30, 2020	-	$-	-	$-

Exercisable at September 30, 2020	-	$-	-	$-

Exercisable at September 30, 2020 and expected to
vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the three and nine months ended September 30, 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	2,200,000	$5.00	3.8	$-

Expired	(100,000)	$5.00	-	-

Balance September 30, 2020	2,100,000	$5.00	3.2	$-

Exercisable at September 30, 2020	2,100,000	$5.00	3.2	$-

Exercisable at September 30, 2020 and expected to
vest thereafter	2,100,000	$5.00	3.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the three and nine months ended September 30, 2020:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance September 30, 2020	-	$-	-	$-

Exercisable at September 30, 2020	-	$-	-	$-

Exercisable at September 30, 2020 and expected to
vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019, ZPS expensed $0 with respect to options.

NOTE 14 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months and nine months ended September 30, 2020 were $313 and $1,039 and for the three and nine months ended September 30, 2019 were $461 and $6,942.

NOTE 15 – OPERATING LEASES

For the three and nine months ended September 30, 2020, total rent expense under leases amounted to $1,130 and $13,116 and for the three and nine months ended September 30, 2019, total rent expense under leases amounted to $6,364 and $20,046.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2020.

NOTE 16 – RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2019, the Company received revenue from a technology company for the outsourcing of the Company’s engineers for development. In addition, the Company paid this technology company $45,000 as a deposit for technical assistance with the Platform when it becomes necessary. The deposit was fully refunded as of June 30, 2019. As of September 30, 2020, the technology company is no longer a related party.

NOTE 17 – SUBSEQUENT EVENTS

On October 20, 2020, the Company issued a consultant, an option to purchase 500,000 shares of the Company’s common stock for every $1 million of capital raised, with an exercise price of $0.90 and a term of 2 years.

On October 27, 2020, the Company issued a consultant an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years for assisting in raising up to $3 million of capital. The options were valued at $18,302, fair market value and will be expensed immediately.

On October 27, 2020, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years for assisting with a marketing campaign. The consultant will also receive an option to purchase an additional 20,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years, each month for eight months. The initial options issued were valued at $9,151, fair market value and will be expensed immediately. The fair value of each additional 20,000 options issued monthly over eight months will expensed upon issuance.

Also on October 27, 2020, the Board of Directors approved the issuance of 250,000 shares of the Company’s common stock each for a total of 750,000 shares to the Chief Executive Officer, a Board Member and the Chief Financial Officer upon launching the Beta test and commercial launch of the digital wallet platform. Additionally, the Board approved the issuance of 250,000 of the Company’s common stock to the Chief Executive Officer, if he is successful in rasing an additional $2 million by December 31, 2020.

During October and November 2020, Shareholders owning an aggregate of 23,833 common shares of the outstanding 10,023,929 common shares of ZS and notes payable have agreed to exchange their shares of common stock of ZS for 10% Secured Convertible Notes of Rego Payment Architectures, Inc. on a dollar for dollar exchange based on the original investment of $195,250 in ZS.

In November 2020, the Company received $20,000 through the issuance of our 4% secured convertible notes payable-stockholders.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following discussion analyzes our results of operations for the three months ended September 30, 2020 and 2019. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2020 and 2019 we generated revenues of $0.

Net Loss

For the three months ended September 30, 2020 and 2019, we had a net loss of $1,427,513 and $742,179.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2020 were $22,784 compared to $9,371 for the three months ended September 30, 2019, an increase of $13,413. The Company continued to spend marketing funds during the three months ended September 30, 2020 in preparation for the launch of the Platform in order to create market visibility.

Product Development

Product development expenses were $474,151 and $33,806 for the three months ended September 30, 2020 and 2019, an increase of $440,345. The Company continued the process to complete the development of the Platform and move toward the launch of the Platform, which is anticipated in December 2020.

General and Administrative Expenses

General and administrative expenses increased $405,592 to $928,181 for the three months ended September 30, 2020 from $522,589 for the three months ended September 30, 2019. This resulted from the Company issuing options to Board members, officers and consultants, an increase of approximately $348,000, an increase in expenses related to the issuance of common shares to Board members and officers in the amount of approximately $180,000, offset by a decrease in consulting expenses of approximately $87,000.

Interest Expense

During the three months ended September 30, 2020, the Company incurred interest expense of $192,216, compared to $176,413 for the three months ended September 30, 2019, an increase of $15,803. The increase in interest expense relates to additional debt outstanding.

Forgiveness of Debt

During the three months ended September 30, 2020, the Company had $422,419 of debt forgiven compared to $0 for the three months ended September 30, 2019, an increase of $422,419. The increase related to a settlement of accounts payable and accrued payroll with the former Chief Executive Officer, an employee and a consultant.

Change in Fair Value of Embedded Derivative Liability and Preferred Stock Dividends

As described in Note 10 to the financial statements, in April 2014, the conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $232,600 at September 30, 2020 and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution in April 2014. The change in value for the three months ended September 30, 2020 was an increase in the liability of $232,600.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following discussion analyzes our results of operations for the nine months ended September 30, 2020 and 2019. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2020 and 2019 we generated revenues of $0 and $34,485.

Net Loss

For the nine months ended September 30, 2020 and 2019, we had a net loss of $2,697,006 and $2,383,604.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2020 were $41,123 compared to $37,836 for the nine months ended September 30, 2019, an increase of $3,287. The Company continued to spend marketing funds during the nine months ended September 30, 2020 to increase visibility of the Platform.

Product Development

Product development expenses were $667,604 and $275,202 for the nine months ended September 30, 2020 and 2019, an increase of $392,402. The Company continued the process to complete the development of the Platform and move toward the launch of the Platform, which is anticipated in December 2020.

General and Administrative Expenses

General and administrative expenses decreased $6,757 to $1,605,535 for the nine months ended September 30, 2020 from $1,612,292 for the nine months ended September 30, 2019. The Company is now focusing on the development of the Platform and has implemented cost containment measures to fulfill that plan.

Interest Expense

During the nine months ended September 30, 2020, the Company incurred interest expense of $572,563, compared to $492,759 for the nine months ended September 30, 2019, an increase of $79,804. The increase in interest expense relates to additional debt outstanding.

Forgiveness of Debt

During the nine months ended September 30, 2020, the Company had $422,419 of debt forgiven compared to $0 for the nine months ended September 30, 2019, an increase of $422,419. The increase related to a settlement of accounts payable and accrued payroll with the former Chief Executive Officer, an employee and a consultant.

Change in Fair Value of Embedded Derivative Liability and Preferred Stock Dividends

As described in Note 10 to the financial statements, in April 2014, the conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $232,600 at September 30, 2020 and $0 at December 31, 2019. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution in April 2014. The change in value for the three months ended September 30, 2020 was an increase in the liability of $232,600.

Liquidity and Capital Resources

As of November 16, 2020 we had cash on hand of approximately $825,000.

Net cash used in operating activities increased $481,804 to $1,358,948 for the nine months ended September 30, 2020 as compared to $877,144 for the nine months ended September 30, 2019.  The increase resulted primarily from the increase in net loss and the decrease accounts payable and accrued expenses partially offset by increased option and warrant expenses and forgiveness of debt during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Net cash provided by financing activities increased to $1,941,500 for the nine months ended September 30, 2020 from $889,000 for the nine months ended September 30, 2019.  Cash provided by financing activities during the nine months ended September 30, 2020, consisted of convertible notes payable to provide capital to continue operations and a loan pursuant to the paycheck protection program.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond January 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements.

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

Stock-based Compensation

We have adopted the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2020, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine months ended September 30, 2020, the Company issued $1,967,000 aggregate principal amount of its New Secured Notes to certain investors.

On October 20, 2020, the Company issued a consultant, an option to purchase 500,000 shares of the Company’s common stock for every $1 million of capital raised, with an exercise price of $0.90 and a term of 2 years.

On October 27, 2020, the Company issued a consultant an option to purchase 50,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years for assisting in raising up to $3 million of capital. The options were valued at $18,302, fair market value and will be expensed immediately.

On October 27, 2020, the Company issued a consultant an option to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years for assisting with a marketing campaign. The consultant will also receive an option to purchase an additional 20,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years, each month for eight months. The initial options issued were valued at $9,151, fair market value and will be expensed immediately. The fair value of each additional 20,000 options issued monthly over eight months will expensed upon issuance.

Also on October 27, 2020, the Board of Directors approved the issuance of 250,000 shares of the Company’s common stock each for a total of 750,000 shares to the Chief Executive Officer, a Board Member and the Chief Financial Officer upon launching the Beta test and commercial launch of the digital wallet platform. Additionally, the Board approved the issuance of 250,000 of the Company’s common stock to the Chief Executive Officer, if he is successful in rasing an additional $2 million by December 31, 2020.

During October and November 2020, Shareholders owning an aggregate of 23,833 common shares of the outstanding 10,023,929 common shares of ZS and notes payable have agreed to exchange their shares of common stock of ZS for 10% Secured Convertible Notes of Rego Payment Architectures, Inc. on a dollar for dollar exchange based on the original investment of $195,250 in ZS.

In November 2020, the Company received $20,000 through the issuance of our 4% secured convertible notes payable-stockholders.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure set forth in Part II – Item 2 above is incorporated by reference.

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
Date: November 16, 2020

