Form 10-K
period 2020-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2021-03-31
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $22,086,806 as of June 30, 2020 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 122,515,755 shares of common stock outstanding as of the close of business on March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2020

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, the ongoing COVID-19 pandemic, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A — Risk Factors” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1.	BUSINESS.

General Development

REGO Payment Architectures, Inc. (the “Company,” “REGO,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly-formed wholly-owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to REGO Payment Architectures, Inc. Our principal offices are located at 325 Sentry Parkway, Suite 200, Blue Bell , PA 19422 and our telephone number is (267) 465-7530.

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company technology was the monetization component of this overall software platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution was designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

Our focus currently is monetizing the MazoolaSM Digital Wallet Platform in the Financial Technology (“FinTech”) industry through white label, licensing and partnership agreements.  We are have successfully launched the MazoolaSM App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform solution—MazoolaSM - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

COPPA applies not only to websites and mobile apps.  It can apply to a growing list of connected devices that is included in the Internet of Things.  Some of these include toys and products that could collect personal information, such as voice recordings or geolocation information. Non-compliance with COPPA has meant substantial fines for many violators.

Management believes that by building on its COPPA compliance advantage, the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce marketing expenses while broadening its reach.

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

With respect to the evolving CCPA, the Company has designed its Platform and app to be in compliance.

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

In short, the handling of EU citizens’ data is mandated by GDPR using a baseline set of standards for companies that are designed to better safeguard the processing and movement of personal data. The Company has designed its Platform and app to be in compliance with GDPR, and has received the GDPRkidsTM Trustmark from PRIVO.

Revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing and licensing with banking and distribution partners.

Industry Background

In 2019, it was estimated that approximately 25% of the world’s population, estimated at 7.8 billion, or approximately 2.0 billion people were under age 15. This is primarily Generation Z (“Gen Z”) and Generation Alpha (“Gen Alpha”).

Gen Z are those born between 1997 and 2010, and after the millennials most of whom are currently under the age of 18 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. They have been coined with the names “True Gen,” the “iGeneration,” “Homelanders,” “Generation Connected,” and “Dot Com Kids.” The spending for Gen Z is estimated at $150 billion per year, while it is estimated that Gen Z influences $600 billion in family spending per year.

They use the mobile internet more than any other generation on a daily basis as a communication tool and a method to stay connected with the people and things that are important to them. Studies have shown that Gen Z spends 11 hours per week on their mobile phones and 55% of Gen Z admit that they use their smartphones for 5 or more hours per day. They are online for 10 or more hours per day with the use of smartphones, tablets, laptops, desktops and TV’s. Gen Z are 2 times more likely to shop online than Millenials.

Gen Alpha are those born since the year 2010. They are the children of the Millenials. They will be the first generation entirely born and shaped in the 21st century. They have become known as “Digital Natives.” They are the most materially endowed and technologically literate generation on Earth. While not much information has been observed as of yet, Gen Alpha has been projected to be the best-educated, the most technologically immersed, the wealthiest and the generation most likely to spend some or all of their childhood in living arrangements without both of their biological parents. This is the next generation to watch as they have already begun to spend and influence spending.

Because there is no direct financial solution for these generations, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the children’s “spending” market, which is separate from the dollars spent on children. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy.  Additionally, children’s access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), and technology and providing them the increasingly easy opportunity to do so.

With Gen Z and Gen Alpha in mind, the Company is focusing on the FinTech industry.  There are several fields affected by FinTech including banking, insurance, loans, personal finance, electronic payments, venture capital and wealth management. The brands that appear in the FinTech industry include Apple, Goldman Sachs, PWC, JP Morgan, Samsung, Amazon and Paypal.

The key metrics to FinTech industry are as follows:

1.	The worth of the global financial sector is expected to be $26 trillion in 2022 with a 6% Capital Annual Growth Rate.
2.	Market share over 48 FinTech companies is now worth over $187 billion (through the first half of 2019).

3.	Goldman Sachs estimated in 2015 that it was estimated that FinTech would eventually disrupt up to $4.7 trillion of revenue that traditional financial services now make.
4.	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.
5.	Digital payments is one of the biggest FinTech products and maintains 25% of the FinTech market.

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

Digital-only banking is growing. These banks offer virtual global payments, P2P transfers and opportunities to buy and exchange Bitcoin and other cryptocurrencies.

Blockchain, a distributed ledger technology is also having a substantial impact on global finance. The two fastest-growing segments of FinTech are blockchain and regulatory technology (“regtech”). It is anticipated that blockchain technology will be $20 billion by the year 2024. P2P transfers were worth approximately $43 billion in 2018 and are expected to increase by 2026 to $567 billion.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions are expected to grow 3,150% between 2019 and 2023. By the end of 2021, Robo-advisors are expected to manage $2 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

Mobile payments were expected to be $1 trillion in 2019. In 2018, the people using contactless payments numbered 440 million, which was expected to grow to 760 million by the end of 2020. In 2019, there were approximately 2.1 billion mobile wallet users. It is forecasted that 90% of users will make a mobile payment using their smartphone by the end of 2021. By 2022, mobile transactions are expected to comprise 88% of all banking transactions, while mobile transactions are expected to grow 121%. App store spending is projected to increase to $157 billion worldwide in 2022, a 92% increase. In the United States, 78% of millenials will become digital banking users by 2022. By the end of 2021, credit cards, debit cards and e-wallets are projected to surpass all cash point of sales.

With this as a backdrop, REGO Payment Architectures, Inc. has identified an emerging need to market a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping. MazoolaSM is that platform and along with providing the solution it teaches financial responsibility.

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

GDPR fines rose almost 40% in 2020. Total penalties assessed under GDPR totalled €158.5 million or $191.5 million. Among the top violators were Google, with two violations ( total €57 million or $64.5 million), H&M (€35 milliion or $41 million), TIM (€27.8 million or $31.5 million), British Airways (€22 million or $26 million), Marriott (€20.4 million or $23.8 million).

The Opportunity

Gen Z and Gen Alpha are the core target user of our mobile payment app, MazoolaSM.

As consumers, Gen Z and Gen Alpha have deep pockets, but lack direct access to funds.

Their spending power is significant and growing. Gen Z has a combined buying power of $143 billion in direct spending. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases.  They are 2 times more likely to shop on mobile devices than Millennials.

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

REGO addresses hard industry problems such as:

- COPPA compliant technology with a key component being its ability to verify the age of an internet user

- A master and sub-account architecture with the ability to administer user-specific controls

- An advanced rules engine to provide strict automated compliance of the parental rules for each child

- Near real-time buying behavior database on minors - anonymized geolocation, age range and purchases

Currently, we are targeting established brands with large family-focused account bases — including banks, telecommunication companies, faith-based organizations, media distributors, mobile device Original Equipment Manufacturers (“OEMs”), and merchants.

We are seeking partners that will leverage our Platform to:

Buy vs. Build: Partners can license or revenue share for their specific market or field of use a safe, compliant system, instead of building one on their own.

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

The REGO MazoolaSM app and associated digital wallet technology is designed to enable our partners to engage families with Gen Z and Gen Alpha youths through the leading money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.  The MazoolaSM app enables a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

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

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada and a service mark application for MazoolaSM. The USPTO has already granted us service mark registrations for Oink, Oink (stylized), PiggyPick, Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, Virtual Piggy Youth Empowered Parent Approved and Design, PiggyPick, Wishlist Wednesday, the PIG design, and the PIG design (alternative). The Canadian Intellectual Property Office has already granted the registration for VP Authenticate.

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

Research and Development

During 2020 and 2019, our research and product development expenses were approximately $1.1 million and $0.2 million, all of which were borne by us.

Our Revenue Model

Our ability to generate and grow revenue is affected by consumer spending patterns, merchants and consumer adoption of digital payment methods.  We are relying on the the growth of mobile devices and the applications that will be used by merchants and consumers on those devices, and the transition from cash and checks to digital forms of payment, including cryptocurrencies.  Our strategy to drive revenue in our business includes the following:

•	Utilize our COPPA compliant platform to capitalize on mobile device applications

•	License or enter into revenue sharing agreements around our technology for use with compatible technologies focusing on digital forms of payment

•	Utilize the blockchain component of the platform in conjunction with cryptocurrencies

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. We had been outsourcing some of our engineers to assist with developing technology for another company that we believe will utilize our technology. Until now these were our only revenue sources. As we proceed through 2021, we expect to seek additional revenue streams as follows:

•	Private labeling licenses for: FinTech companies, telecommunication vendors, distributors, and value added resellers (VAR).

•	User subscription fees based on premium services.

•	Transaction and processing fees for both closed and open network transactions.

•	Special services fees for ad hoc special requests.

•	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data).

•	Advertising revenue – for context based push messaging to subscribers

•	Shared transaction revenue or rebates from banking partners

Our Plan of Operation

We have launched our MazoolaSM app. We plan to develop additional enhancements to the app and develop a web based platform, which is expected to be completed in the third quarter of 2021.

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

1) A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the MazoolaTM digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

2) Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistic/inventory management systems.

3) Predictive analytic products and services based on REGO’s anonymized data collection techniques.

4) A two-sided platform of the REGO offering, MazoolaPay, which is currently in later stage development. This provides a way for retailers to offer families a compliant payment offering when engaging in e-commerce transactions.

Sales and Marketing Strategy

In 2021, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z and Gen Alpha population through the FinTech industry.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new model should not be subject to seasonality.

Competition

The global payments industry is highly competitive, There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings in the global payments industry which is already highly competitive.  It is continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses. Most of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, or broader geographic scope than we do, or offer products and services that we do not offer. Although payment services such as PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, while being compliant with COPPA and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We will compete against many companies that are larger than we are in a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers.  We will compete against various forms of payment methods including cash and checks, credit and debit cards, automated clearing house, mobile payments and other online payment services.

To compete effectively, we will focus a majority of our 2021 resources on product distribution and licensing and technology and product development.

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

Human Capital Resources

As of December 31, 2020, we had 3 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2020, have an accumulated deficit of approximately $98.8 million.  We incurred net losses to common shareholders of approximately $15.7 million during the year ended December 31, 2020 and approximately $4.3 million during the year ended December 31, 2019.  As of March 31, 2021 we had a cash position of approximately $1,879,000.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2020 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the COVID-19 pandemic.

Our business, results of operations and financial condition may be adversely affected if a public health epidemic, including the COVID-19 pandemic, interferes with the ability of us, our employees, workers, contractors, suppliers, customers and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We have been working internationally to promote our product and internationally and domestically to raise funds to execute our business plan. With the current restrictions on travel this has impeded our progress in both areas. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

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

We are essentially a start-up company introducing new services and technologies.  We are completing the development and rollout of our enhanced Platform, however, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution Platform to financial institutions and merchants. However, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such a technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may continue to be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

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

Our Platform is intended to provide a solution to certain financial institutions, website operators and online merchants.  As we do not believe any provider is currently offering such a solution, it is very difficult for us to predict the level of demand and market acceptance of our Platform by consumers or online retailers.  As regulations, consumer and industry preferences and trends evolve, there is a high degree of uncertainty about whether users will value some or all of the key features which we are incorporating into the Platform. The failure of the marketplace to deem our features desirable may discourage use of our Platform and limit our ability to generate any meaningful revenues or profits which would have a material adverse effect on our business, operating results, and financial condition.

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

RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND REGULATION

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties, may adversely affect our business.

We have patents and have made patent applications with the United States Patent and Trademark Office related to our Platform, which we rely on for protection to our technology.  We also rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of complete patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patents or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

RISKS RELATED TO OUR COMMON STOCK

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

Our Board of Directors is continually exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that an exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  We do not currently have an investment bank engaged with respect to the strategic alternatives process, however, we have engaged a mergers and acquisitions specialist along with a law firm with respect to such matters. We remain committed to the exploration and assessment of our strategic alternatives.

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

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2020 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2021, options and warrants for the purchase of 13,387,500 shares of our common stock were outstanding and 31,160,697 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 62.9 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 325 Sentry Parkway, Blue Bell, PA 19422, and are leased on a month to month basis at $380 per month.

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

Common Stockholders

As of March 31, 2021 our shares of Common Stock were held by 178 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2020.

Sales of unregistered securities

During the fourth quarter of 2020, the Company issued $95,000 of the 4% Secured Convertible Notes Payable in a private placement to accredited investors. See Note 11 of the financial statements contained herein for a description of the terms of such notes.

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

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

Our focus currently is monetizing the MazoolaSM Digital Wallet Platform in the Financial Technology (“FinTech”) industry through white label, licensing and partnership agreements.  We are have successfully launched the MazoolaSM App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

Strategic Outlook

We believe that the virtual goods market and the FinTech industry will continue to grow over the long term.  Within the market and industry, we are providing services to allow transactions with children in compliance with COPPA and similar international privacy laws, most notably GDPR.  We believe that this particular opportunity is relatively untapped and intend to be a leading provider of software to process online transactions for children.

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

Our goal, moving forward is to enable both incumbent and new FinTech participants, as well as key verticals with a large base of ‘family accounts,’ to provide their consumers with safe and empowering youth money management and financial literacy content and tools via the mobile MazoolaSM payment platform.

We will utilize our three, patent supported, key differentiators :

1.	The ability to define data control settings from parent to child.

2.	The ability to (mis)attribute the child’s transaction and personal identification.

3.	The ability to disseminate transactional data on minors while remaining COPPA and GDPR compliant.

to separate our technology from our competitors.

Currently, we are targeting established brands with large family-focused account bases — including banks, telecommunication companies, faith-based organizations, media distributors, mobile device Original Equipment Manufacturers (“OEMs”), and merchants.

We are seeking partners that will leverage our Platform to:

Buy vs. Build: Partners can license or revenue share for their specific market or field of use a safe, compliant system, instead of building one on their own.

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

The REGO MazoolaSM app and associated digital wallet technology is designed to enable our partners to engage families with Gen Z and Gen Alpha youths through a money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.  The MazoolaSM app enables a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our Platform.  Since we have extremely limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Factors Affecting Our Business

We are also carefully monitoring the ongoing coronavirus health crisis. The ongoing pandemic could adversely affect our business, results of operations and financial condition. The ongoing pandemic may materially impact our sourcing of employees, specifically engineers. Additionally, travel restrictions may impede our progress to promote our Platform internationally and to raise funds both domestically and internationally. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following discussion analyzes our results of operations for the years ended December 31, 2020 and 2019. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2020 and 2019, we generated revenues of $0 and $34,485.  In 2019 we outsourced some of our engineers to assist a technology company and were able to generate revenue to support our operations.

Net Loss

Our net loss attributable to common stockholders increased $11.4 million to $15.7 million for the year ended December 31, 2020 compared to $4.3 million for the year ended December 31, 2019, as a result of decreased operating expenses and the change in the fair value of the embedded derivative liability as further described below.

Sales and Marketing Expenses

Sales and marketing expenses increased by $40,667 or 90% in 2020 to $85,975 compared to $45,308 in 2019. In 2020 we continued with marketing and designs for our mobile app, which increased our spending in this area.

Product Development

Product development expenses decreased by $0.9 million, or 379% in 2020 to $1.1 million compared to $0.2 million in 2019. During 2020, we received funding that enabled the alpha and beta testing stages of development to proceed.

General and Administrative Expenses

General and administrative expenses decreased by $0.1 million, or 5% in 2020 to $2.0 million compared to $2.1 million in 2019.  During 2020 the Company focused on stabilizing the general and administrative expenses in order to enable the furtherance of product development.

Interest Expense

Interest expense increased $0.1 million, or 10% to $0.8 million in 2020 compared to $0.7 million in 2019.  This was a result of the increase in debt resulting from successful financing activities.

Loss on Investment

During 2019, the Company determined that the investment in Crowd Cart, Inc. was impaired other than temporarily and wrote off the investment.

Forgiveness of Debt

During 2020, the Company negotiated agreements with the former Chief Executive Officer, consultants and employees that resulted in forgiveness of debt for the Company in the amount of $0.4 million.

Change in Fair Value of Embedded Derivative Liability

During 2020, the price of the Company’s common stock rose above the intrinsic value of the conversion option per share related to the Company’s preferred stock and resulted in an increase in the fair value of the embedded derivative liability of $11.0 million.

Liquidity and Capital Resources

Net cash used in operating activities increased $1.0 million to $2.2 million for the year ended 2020 compared to $1.2 million for the year ended December 31, 2019.  The increase resulted primarily from increased spending for product development.

Net cash used in investing activities was $3,230 and $0 for the years ended December 31, 2020 and 2019. The Company applied for a service mark for MazoolaSM and maintained the current patents.

Net cash provided by financing activities increased by $0.4 million to $2.0 million for the year ended December 31, 2020 compared to $1.7 million for the year ended December 31, 2019.  The Company was more successful in raising capital with the production of the mobile app being closer to finalization.

Subsequent to December 31, 2020, the Company raised gross proceeds of $100,000 through the issuance of a note payable, which has been repaid, and $2,425,000 through issuance of additional 4% secured convertible notes payable-stockholders.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. In 2020, we raised approximately $2.0 million through our issuance of financial instruments.  The MazoolaSM app was launched in February of 2021, however, we do not project that significant revenue will be developed until the fourth quarter of 2021. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2021, the Company has a cash position of approximately $1,879,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through August 2021.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2020 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	69	Chairman of the Board
Peter S. Pelullo	69	Director, Chief Executive Officer
Scott A. McPherson	59	Chief Financial Officer

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

Peter S. Pelullo

Peter S. Pelullo, has been an entrepreneur for the past 20 years. While his career has focused in the media and telecommunications industries, Mr. Pelullo has had extensive experience in both the construction and food and beverage industries. Mr. Pelullo founded Clariti Telecommunications International, LTD, a NASDAQ Small Cap listed company that developed a proprietary digital wireless technology. Mr. Pelullo identified and organized through European banks, asset managers, and portfolio managers approximately $90 million in equity for such company’s technology and business development. Mr. Pelullo has extensive experience in corporate finance, operating a public company, strategic planning, cash flow management and international business development. Mr. Pelullo was also the founder of Alpha International Recording Studios which he merged with the world renowned Sigma Sound Studio who created the “Sound of Philadelphia”. He also created Philly World Records (an independent record label), which he sold to MCA Records. Mr. Pelullo also has years of experience in the Real Estate sector as well as restructuring and work out services for companies that need to return to solvency and stable operations.

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

Code of Ethics

Our board of directors approved a Code of Ethics and Rules of Conduct in accordance with the rules of the Securities and Exchange Commission that governs the conduct of each of our directors, officers, consultants and employees.  Our Code of Ethics and Rules of Conduct is maintained on our website at ww.regopayments.com.  Any amendments to, or waivers of the Code of Ethics and Rules of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.regopayments.com.  There are currently no such amendments or waivers.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2020, except that Messrs. Hannahs and Pelullo each failed to file Form 4 on a timely basis with respect to a stock option grant and a stock award and Mr. McPherson failed to file one Form 4 on a timely basis with respect to a grant of performance rights.

ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2020 and 2019.

				Stock	Option	All Other
		Salary	Bonus	Awards (1)	Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Peter S. Pelullo, Chief Executive Officer (2)	2020	78,462	-	62,500	117,518	-	258,480
	2019	-	-	-	-	-	-
David Knight, Former Chairman and Chief Executive Officer	2020	-	-	-	-	-	-
	2019	293,462	-	-	-	-	293,462
Scott McPherson, Chief Financial Officer	2020	164,423	-	62,500	117,489	-	344,412
	2019	153,462	-	-	-	-	153,462

(1)	The value of the stock awards were based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 15 to the financial statements included in this Form 10-K.
(2)	Mr. Pelullo was appointed as Chief Executive Officer on August 11, 2020.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2020.

	Option awards						Stock awards
										Equity
										incentive
									Equity	plan awards:
				Equity					incentive	Market or
				incentive					plan awards:	payout
				plan awards:				Market	Number of	value of
	Number of		Number of	Number of			Number of	value of	unearned	unearned
	securities		securities	securities			shares or	shares or	shares, units	shares, units
	underlying		underlying	underlying			units of	units of	or other	or other
	unexercised		unexercised	unexercised	Option		stock that	stock that	rights that	rights that
	options		options	unearned	Exercise	Option	have not	have not	have not	have not
	(#)		(#)	options	Price	Expiration	vested	vested	vested	vested
Name	exercisable		unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Peter S. Pelullo	750,000	(a)	-	-	0.26	4/12/2023	-	-	-	-
	100,000	(a)	-	-	0.90	7/23/2023	-	-	-	-
	500,000	(a)	-	-	0.25	8/13/2025	-	-	-	-
	300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
	300,000	(c)	-	-	5.00	12/19/2023	-	-	-	-
David Knight	-		-	-	-	-	-	-	-	-
Scott A. McPherson	250,000		-	-	0.90	5/18/2021	-	-	-	-
	750,000		-	-	0.26	4/12/2023	-	-	-	-
	100,000		-	-	0.90	7/23/2023	-	-	-	-
	500,000		-	-	0.25	8/18/2025	-	-	-	-
	300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
	300,000	(c)	-	-	5.00	12/19/2023	-	-	-	-

(a)	Options were issued to International Corporate Management, Inc. a company owned by Peter S. Pelullo.

(b)	Options were issued by Zoom Solutions, Inc., a majority-owned subsidiary of the Company.

(c)	Options were issued by Zoom Cloud Solutions, Inc., a majority-owned subsidiary of the Company.

No named executive officers exercised stock options or warrants during 2020.

Narrative Disclosure to Compensation Tables

Employment Agreements

On August 11, 2020, David Knight resigned as Chief Executive Officer, President, Secretary and Chairman of the Board of Rego Payment Architectures, Inc. (the “Company”). The Company thereupon appointed existing director Gerald Hannahs as Chairman of the Board.

Mr. Knight assumed the position of Chief of Marketing of the Company. In connection with the foregoing, on August 11, 2020, Mr. Knight entered into an agreement with the Company (the “Agreement”) confirming that he was paid in full for all previous salary, vacation pay, and bonuses. The Chief of Marketing position was an at will position and provided for no compensation; except that, if there is a change in control of the Company (a “Trigger Event”), the Company shall pay Mr. Knight $200,000 (the “Payment”). Such Payment will be accelerated as follows: (a) in the event that prior to a Trigger Event, the Company raises financing of at least fifteen million dollars ($15,000,000), Mr. Knight shall receive $100,000 of the $200,000 amount; and (b) in the event that prior to Trigger Event, the Company raises financing of at least twenty million dollars ($20,000,000), Mr. Knight shall receive the balance of the $200,000 amount. The Chief of Marketing position was phased out in September of 2020 as the Company’s product was not available to be marketed at that time.

On August 11, 2020 the Company appointed Peter S. Pelullo as Chief Executive Officer.  In connection with his appointment, the Company also entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $200,000 during the first year of his employment and will be reviewed for increases thereafter. He is also eligible to receive an annual bonus. Additionally, Mr. Pelullo received options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.25 per share, valued at $117,518, vesting immediately. Mr. Pelullo also received 250,000 shares of the Company’s common stock, valued at $62,500 that vested immediately.  Upon the sale of the Company, Mr. Pelullo will receive 250,000 shares of the Company’s common stock pursuant to his employment agreement.

On August 15, 2020, the Board voted to increase Mr. McPherson’s gross salary to $200,000 per annum.

Stock Issuances

On August 18, 2020, the Board granted Mr. McPherson 250,000 shares of the Company’s common stock, valued at $62,500.

Option Issuances

On August 18, 2020, the Board granted Mr. McPherson an option to purchase 500,000 shares of the Company’s common stock, valued at $117,498, vesting immediately, with a term of 5 years and an exercise price of $0.25.

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2020 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2020.  In order to conserve cash, our non-employee directors did not receive cash compensation during 2020.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs (a)	-	62,500	117,489	-	-	-	179,989

(a)	At December 31, 2020, Mr. Hannahs held in the aggregate options to purchase a total of 1,250,000 shares of the Company’s common stock and options to purchase 500,000 shares of Zoom Solutions, Inc. and Zoom Cloud Solutions, Inc. common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2020 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Stock Issuances

On August 18, 2020, the Board granted Mr. Hannahs 250,000 shares of the Company’s common stock, valued at $62,500.

Option Issuances

On August 18, 2020, the Board granted Mr. Hannahs an option to purchase 500,000 shares of the Company’s common stock, valued at $117,498, vesting immediately, with a term of 5 years and an exercise price of $0.25.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2021, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	18,986,823	(b)	15.1%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.6%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		78.3%
	Century City, CA 90067

(a) This table has been prepared based on 122,515,755 shares of our common stock, 104,350 shares of Series A Cumulative Convertible Preferred Stock and 28,378 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2021.

(b) Consists of 8,310,555 shares of common stock, 200,000 shares underlying options exercisable at $0.90 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

The following table shows beneficial ownership of the Company common stock as of March 31, 2021, by our directors and our executive officers and by all current directors and executive officers as a group.

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	17,693,983	(b)	14.3%

Gerald Hannahs	5,357,333	(c)	4.2%

Scott A. McPherson	2,350,000	(d)	1.9%

All current directors and executive officers as a group (6 persons)	25,401,316		19.5%

(a) This table has been prepared based on 122,515,755 shares of our common stock outstanding on March 31, 2020.  The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite5500, Blue Bell, PA 19422.

(b) Consists of 5,292,858 shares of common stock, 11,051,125 million shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, 500,000 shares underlying options exercisable at $0.25 per share, 750,000 shares underlying options exercisable at $0.26 per share, and 100,000 shares underlying options exercisable at $0.90 per share. All of the options are held by International Corporate Management, Inc.

(c) Consists of 774,000 shares of common stock, 500,000 shares underlying options exercisable at $0.25 per share and 750,000 shares underlying options exercisable at $0.26 and 30,000 shares of Series A Convertible Preferred A stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 700,000 shares of common stock, 500,000 shares underlying options exercisable at $0.25 per share, 750,000 shares underlying options exercisable at $0.26 per share and 400,000 shares underlying options exercisable at $0.90 per share.

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))
Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	5,667,500	$0.39	82,500

Equity compensation plans not approved
by security holders: (b)	4,345,000	0.65	-

Total	10,012,500	$0.50	82,500

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Options approved by the board but not governed by an Equity Compensation Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner.  The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2020 and 2019, the Company owed the Chief Executive Officer $78,461 and $0 relative to the employment agreement. As of December 31, 2020 and 2019, the Company owed the consulting company $106,045 and $158,220 and expensed $112,500 and $180,000 to the consulting company.  The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $5,000 per month, plus expenses.  As of December 31, 2020 and 2019, the Company owed the consultant $21,549 and $32,000. For the years ended December 31, 2020 and 2019, the Company has expensed $60,000 to this consultant.

The Company entered into an agreement in 2020 for the preparation of all of the corporate income taxes with a company owned by the Chief Financial Officer and expensed $10,000 for the years ended December 31, 2020 and 2019, in accordance with the agreement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2020 and 2019 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2020 and 2019 were $72,662 and $72,650, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2020 and 2019, there were no fees billed for audit-related services by Morison Cogen, LLP.

Tax Fees

During the fiscal years ended December 31, 2020 and 2019, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2020 and 2019, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

All services provided by Morison Cogen, LLP are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements set forth herein.

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s current Form 10-K filed with the Commission on March 31, 2017.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	Employment Agreement between the Company and Ernest Cimadamore (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.3*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.4	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.7	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.10	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.13	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.14*	Coyne Employment Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.15	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.16	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.19	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.20*	Employment Agreement between the Company and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Form 10Q filed with the Commission on November 20, 2017).

10.21*	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.22*	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.23	Convertible Debenture dated as of December 15, 2019 issued by REGO Payment Architectures, Inc. in favor of Nehemiah Partners I, LP

10.24	Purchase of Business Agreement dated as of January 1, 2021 between Chore Check, LLC and the Registrant (incoprorated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.25	Nonqualified Stock Option Agreement dated January 1, 2021 between Registrant and Chore Check, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.26*	Employment Agreement between the Registrant and Peter S. Pelullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 14, 2020).

10.27*	Agreement dated August 11, 2020 between the Registrant and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

 * Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2021.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	March 31, 2021
Peter S. Pelullo

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	March 31, 2021
Scott A. McPherson

/s/ Gerald Hannahs	Chairman of the Board, Director	March 31, 2021
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

(Continued)

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2008.

Blue Bell, Pennsylvania

March 31, 2021

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$273,176	$430,076
Prepaid expenses	162,840	-
Deposits	341	341

TOTAL CURRENT ASSETS	436,357	430,417

PROPERTY AND EQUIPMENT
Computer equipment	-	5,129
Less: accumulated depreciation	-	(5,129)
	-	-

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $221,925 and $192,558	328,486	354,624
	328,486	354,624

TOTAL ASSETS	$764,843	$785,041

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,631,518	$4,961,827
Accounts payable and accrued expenses - related parties	289,704	701,187
Embedded derivative liability	10,987,578	-
Paycheck protection program loan payable	81,500	-
Loans payable	42,600	85,600
Deferred revenue	200,000	200,000
10% secured convertible notes payable - stockholders	3,116,357	2,813,157
Notes payable - stockholders, net of discount of $0 and $40,031	1,095,000	1,161,969
4% secured convertible notes payable - stockholders	9,494,250	7,432,250
Preferred stock dividend liability	7,195,243	6,108,122

TOTAL CURRENT LIABILITIES	38,133,750	23,464,112

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 107,850 shares
issued and outstanding at December 31, 2020 and 2019	11	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at December 31, 2020 and 2019	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at December 31, 2020 and 2019	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
120,096,866 shares issued and outstanding at December 31, 2020 and
119,596,866 shares issued and outstanding at December 31, 2019	12,010	11,960

Additional paid in capital	61,447,232	60,233,849

Accumulated deficit	(98,770,661)	(83,130,943)

Noncontrolling interests	(57,502)	206,049

STOCKHOLDERS' DEFICIT	(37,368,907)	(22,679,071)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$764,843	$785,041

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Year Ended
	December 31,
	2020	2019

NET REVENUE	$-	$34,485

OPERATING EXPENSES
Sales and marketing	85,975	45,308
Product development	1,138,164	237,658
General and administrative	2,017,970	2,131,027
Total operating expenses	3,242,109	2,413,993

NET OPERATING LOSS	(3,242,109)	(2,379,508)

OTHER INCOME (EXPENSE)
Interest expense	(765,610)	(696,408)
Loss on investment	-	(115,000)
Forgiveness of debt	422,499	-
Change in fair value of embedded derivative liability	(10,987,578)	-
	(11,330,689)	(811,408)

NET LOSS	(14,572,798)	(3,190,916)

LESS: Accrued preferred dividends	(1,087,122)	(1,087,122)
Net loss attributable to noncontrolling interests	201	7,229

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,659,719)	$(4,270,809)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.13)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	119,773,949	119,596,866

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2020 and 2019

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2018	107,850	11	28,378	3	-	-	119,596,866	11,960	59,548,971	(78,880,134)	233,278	(19,085,911)

Issuance of options/warrants with notes payable	-	-	-	-	-	-	-	-	126,018	-	-	126,018
Fair value of options/warrants for services	-	-	-	-	-	-	-	-	558,860	-	-	558,860
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(1,067,122)	(20,000)	(1,087,122)
Net loss	-	-	-	-	-	-	-	-	-	(3,183,687)	(7,229)	(3,190,916)

Balance, December 31, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Fair value of common stock issued for services	-	-	-	-	-	-	750,000	75	187,425	-	-	187,500
Common stock forfeited	-	-	-	-	-	-	(250,000)	(25)	25	-	-	-
Fair value of warrants for services	-	-	-	-	-	-	-	-	184,048	-	-	184,048
Fair value of options for services	-	-	-	-	-	-	-	-	655,411	-	-	655,411
Fair value of options issued for forgiveness of debt	-	-	-	-	-	-	-	-	145,128	-	-	145,128
Fair value of options for interest	-	-	-	-	-	-	-	-	14,760	-	-	14,760
Fair value of options for rent	-	-	-	-	-	-	-	-	26,586	-	-	26,586
Exchange of noncontrolling interest common stock for 10% secured
convertible notes payable - stockholders	-	-	-	-	-	-	-	-	-	-	(243,350)	(243,350)
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(1,067,122)	(20,000)	(1,087,122)
Net loss	-	-	-	-	-	-	-	-	-	(14,572,596)	(201)	(14,572,798)

Balance, December 31, 2020	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(98,770,661)	$(57,502)	$(37,368,907)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,572,798)	$(3,190,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	187,500	-
Fair value of options issued for interest on notes payable	14,760	21,305
Fair value of options issued for rent	26,586
Fair value of options and warrants issued in exchange for services	984,587	558,860
Change in fair value of embedded derivative liability	10,987,578	-
Accretion of discount on notes payable	40,031	64,682
Depreciation and amortization	29,367	29,318
Loss on investment	-	115,000
Forgiveness of debt	422,419	-
(Increase) decrease in assets
Accounts receivable	-	1,923
Prepaid expenses	(162,840)	19,505
Deposits	-	25,877
Increase (decrease) in liabilities
Accounts payable and accrued expenses	264,123	779,326
Accounts payable and accrued expenses - related parties	(411,483)	335,463

Net cash used in operating activities	(2,190,170)	(1,239,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent and trademark costs	(3,230)	-

Net cash used in investing activities	(3,230)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable	-	(4,000)
Proceeds from notes payable - stockholders	15,000	1,075,000
Repayment of notes payable - stockholders	(15,000)	(7,000)
Proceeds from convertible notes payable - stockholders	1,955,000	595,000
Proceeds from paycheck protection program loan	81,500	-

Net cash provided by financing activities	2,036,500	1,659,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(156,900)	419,343

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	430,076	10,733

CASH AND CASH EQUIVALENTS - END OF YEAR	$273,176	$430,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued interest as discount on notes payable	$-	$104,713
Exchange of accrued interest for 10% secured convertible notes - stockholders	$16,850	$-
Accrued preferred dividends	$1,087,122	$1,087,122
Exchange of loans payable for 10% secured convertible notes - stockholders	$43,000	$-
Exchange of 10% secured convertible notes payable for 4.0% secured convertible notes	$-	$350,000
Exchange of notes payable - stockholders for 10% secured convertible notes - stockholders	$107,000	$-
Exchange of Zoom Solutions, Inc. common stock for 10% secured convertible notes - stockholders	$243,250	$-
Forfeited common stock	$25	$-

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform solution—MazoolaSM - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

Management believes that building on its COPPA advantage that the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from the platform will come from multiple sources depending on the level of service and facilities requested by the parent.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases revenue sharing and licensing with banking and distribution partners.

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of REGO Payment Architectures, Inc. During the year ended December 31, 2020, the minority common shareholders of ZS exchanged their shares in ZS for REGO 10% secured convertible notes payable. REGO now owns 100% of the common stock of ZS.  ZS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

There were minimal operations at ZS during the years 2020 and 2019.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

There were minimal operations at ZPS during the years 2020 and 2019.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the years 2020 and 2019.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the years 2020 and 2019.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the years 2020 and 2019.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts payable and accrued expenses and notes payable. The carrying value of accounts payable and accrued expenses approximate their fair value because of their short maturities.  The Company believes the carrying amount of its notes payable approximate fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Property and Equipment

Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs of property are charged to operations, and major improvements are capitalized. Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations. The cost of leasehold improvements is amortized over the lesser of the length of the related leases or the estimated useful lives of the assets.

Patents and Trademarks

The Company has four issued patents with the United States Patent and Trademark Office (“USPTO”), entitled “System and Method for Verifying the Age of an Internet User,” “System and Method for Virtual Piggy Bank Wish-List,” “Parent Match”  and “System and Method for Virtual Piggy Bank.” The Company has filed for one provisional U.S. patent application, as well as twelve non-provisional U.S. patent applications, two of which are pending, four of which have been allowed, and seven of which have been abandoned.  Additionally, the Company has been granted two patents, entitled “Virtual Piggy Bank” and “Parent Match,” in each of Germany, Canada, and Australia.  The Company also has patents pending in the Republic of Korea under the Patent Cooperation Treaty (“PCT”).  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.

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

Revenue for the years ended December 31, 2020 and 2019 was $0 and $34,485. Revenues for the year ended December 31, 2019 were derived from outsourcing engineers to a technology company. The cost of payroll associated with the revenue for the years ended December 31, 2020 and 2019 was $0 and $27,488 and has been included in product development costs.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $3,000 and $0 for the years ended December 31, 2020 and 2019. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Product and development costs were $1,138,164 and $237,658 for the years ended December 31, 2020 and 2019.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss for each of the years ended December 31, 2020 and 2019, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derviatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equityclassified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company will adopt this pronouncement on January 1, 2021 and as a result there will be a $10,987,578 reclassification between debt and equity.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States. On March 19, 2020, the Governor of Pennsylvania declared a health emergency and issued an order to close all nonessential businesses until further notice. While these restrictions have been lifted, the Company has temporarily curtailed its business operations and allows employees to work from home. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

As of March 31, 2021, the Company has a cash position of approximately $1,879,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through August 2021.

NOTE 3 - PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years.  At December 31, 2020 and 2019, capitalized patent and trademark costs, net of accumulated amortization, were $328,486 and $354,624.  Amortization expense for patents and trademarks was $29,368 and $29,318 for the years ended December 31, 2020 and 2019.

NOTE 4 – INVESTMENT

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

The option expired unexercised July 30, 2018.

In accordance with FASB ASC 320, Investments – Other, the Company has determined that the investment is impaired other than temporarily and has recognized an impairment loss during the year ended December 31, 2019, in the amount of $115,000.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2020 and December 31, 2019, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $184,507 and $158,220, consisting of $78,462 and $0 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $106,045 and $158,220.

Additionally as of December 31, 2020 and December 31, 2019, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $21,549 and $32,000, pursuant to a consulting agreement.

As of December 31, 2020 and December 31, 2019, the Company owed the Chief Financial Officer $83,648 and $118,596 in unpaid salary.

NOTE 6 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

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

NOTE 7 – LOANS PAYABLE

During the years ended December 31, 2020 and 2019, the Company did not receive any loans with no formal repayment terms and 10% interest. The Company also did not receive any loans with no formal repayment terms and no interest, during the years ended December 31, 2020 and 2019.  The Company repaid $0 and $4,000 of these loans during the years ended December 31, 2020 and 2019.  The Company also exchanged $43,000 and $0 of these loans payable for 10% Secured Convertible Promissory Notes, during the years ended December 31, 2020 and 2019 (Note 9).

The balance of the loans payable as of December 31, 2020 and December 31, 2019 was $42,600 and $85,600. Interest accrued on the loans was $2,790 and $15,118 as of December 31, 2020 and December 31, 2019.  Interest expense related to these loans payable was $4,153 and 5,865 for the years ended December 31, 2020 and 2019.

NOTE 8 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry. This will be a business to business and a business to consumer application intended to remove friction in the industry and provide an improved and trusted consumer experience.

NOTE 9 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from September 6, 2020 to October 31, 2021, with the consent of the Note holders.

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

During the years ended December 31, 2020 and 2019, $0 and $350,000 of the 10% Secured Convertible Promissory Notes were exchanged for $0 and $350,000 of the 4.0% Secured Convertible Promissory Notes (Note 11).

The Company exchanged $43,000 and $0 of loans payable and accrued interest thereon of $16,950 and $0 for $59,950 and $0 of the 10% Secured Convertible Promissory Notes (Note 7) during the years ended December 31, 2020 and 2019.

The Company also exchanged, during the year ended December 31, 2020, 2,223,929 common shares of ZS with an original capital contribution of $243,250 for $243,250 of the 10% Secured Convertible Promissory Notes (Note 17).

The Notes are recorded as a current liability, in the amount of $3,116,357 and $2,813,157 as of December 31, 2020 and 2019.  Interest accrued on the notes was $1,855,368 and $1,567,582 as of December 31, 2020 and 2019.  Interest expense related to these notes payable was $287,786 and $283,922 for the years ended December 31, 2020 and 2019.

NOTE 10 – NOTES PAYABLE - STOCKHOLDERS

On December 14, 2017, the Company issued a promissory note in the amount of $100,000 non-interest bearing and maturing on December 21, 2017, along with warrants to purchase 160,000 shares of the Company’s common stock, with an exercise price of $0.90, expiring in two years.  In accordance with FASB ASC 470-20, Debt with Conversion and Other Options, the proceeds of notes payable with detachable stock purchase warrants have been allocated between the two based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at the time of issuance. The portion allocated to the warrants has been accounted for as a discount to the notes payable and amortized over the term of the notes.  The warrant values were treated as a discount to the value of the note payable in accordance with FASB ASC 835-30-25, Recognition, and were accreted over the term of the note payable for financial statement purposes.  During the three months ended March 31, 2019, the promissory note holder received additional warrants to purchase 175,000 shares of the Company’s common stock with an exercise price of $0.90, expiring in two years.  The warrants were valued at $21,305, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 183.3% to 236.2%, risk free interest rate of 1.9% to 2.6% and expected option term of 2 years.  The warrant value of $21,305 was expensed during the year ended December 31, 2019. The Company has not been able to raise sufficient funds to enable repayment of this promissory note.

On February 15, 2019, the Company reached an agreement with the promissory note holder whereby the warrants would no longer be issued on a weekly basis and that the accrued interest of 10% in addition to the warrants would be waived retrospectively in full. The reversal was recorded as a reduction in interest expense.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $200,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. Additionally, the note holder will receive up to $200,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $8,757 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On June 17, 2019, the Company issued a 90 day promissory note in the amount of $50,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. Additionally, the note holder will receive up to $50,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $9,075, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 176.1%, risk free interest rate of 1.86% and expected option life of 2 years.  The relative fair value of the option was $7,681 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On July 19, 2019, the Company issued a 60 day promissory note in the amount of $100,000, bearing interest at 10% along with options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. Additionally, the note holder will receive up to $40,000 from a 50/50 revenue split relative to a Norway joint venture. The options were valued at $8,312, fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 170.8%, risk free interest rate of 1.80% and expected option life of 2 years.  The relative fair value of the option was $7,674 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On November 4, 2019, the Company issued a 90 day promissory note in the amount of $225,000, bearing interest at 20% along with options to purchase 750,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. In addition to the interest, the note holder will receive a total of $250,000 as principal repayment upon maturity of the promissory note. The additional $25,000 principal payment is considered additional interest and is being amortized over the term of the loan. The options were valued at $68,452 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 153.6%, risk free interest rate of 1.60% and expected option life of 2 years.  The relative fair value of the option was $53,738 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. The Company has been unable to raise sufficient funds to enable repayment of this promissory note.

On December 15, 2019, the Company issued a 60 day convertible debenture in the amount of $500,000, bearing interest at 10% along with options to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. In addition to the interest, the note holder will receive a total of $550,000 as principal repayment and interest upon maturity of the promissory note. The additional $50,000 is considered additional interest and is being amortized over the term of the loan. The options were valued at $28,243 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 149.3%, risk free interest rate of 1.61% and expected option life of 2 years.  The relative fair value of the option was $26,864 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.  The Company has been unable to raise sufficient funds to enable repayment of this promissory note. The debenture also has the following additional provisions:

1.	Holder’s Option to Increase Financing. The Company grants the Holder an option to purchase up to $10,000,000 in additional debentures which grant the Holder the right to convert such debentures into special cashless warrants that pay, upon a Deemed Liquidation Event, an amount per share equal to 600% of the exercise price, which is $0.90, of the warrants. Such option will expire 24 months after this Debenture has been paid or converted.

2.	As additional consideration for this Debenture, the Company agrees to share with the Holder fifty percent (50%) of the Company’s revenue received from the Norwegian joint-venture (“Joint-Venture Consideration”) until such Joint-Venture Consideration equals $500,000 in aggregate. Holder may, at Holder’s option, convert such Joint-Venture Consideration into the Series C Preferred Stock provided the Series C Preferred Stock terms have not expired.

3.	As additional consideration for this Debenture, the Company agrees to grant the Holder a right to purchase for $3,000,000 fifteen percent (15%) interest in the revenues of the Scandinavian joint-venture, or related entity (the “Scandinavian Option”). The Scandinavian Option shall expire 3 years from the Original Issue Date of this Debenture.

During the year ended December 31, 2020, the Company issued $15,000 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. These notes in the principal amount of $15,000 were issued along with an option to purchase 25,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 3 years, with a fair value of $4,470. The notes were repaid by June 30, 2020 and the fair value of the options was expensed to interest expense.

Additionally, during the year ended December 31, 2020, the Company exchanged $107,000 of its notes payable – stockholders for $107,000 of the Company’s 4.0% Secured Convertible Promissory Notes (Note 11).

The notes payable are recorded as a current liability as of December 31, 2020 and 2019 in the amount of $1,095,000 and $1,161,969.  Interest accrued on the notes as of December 31, 2020 and 2019 was $115,917 and $29,481.  Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $86,436 and $93,079 for the years ended December 31, 2020 and 2019.

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

During the year ended December 31, 2019, the Company issued $945,000 aggregate principal amount of its New Secured Notes to certain accredited investors. The aggregate consideration consisted of $595,000 cash and the exchange of $350,000 outstanding principal amount of 10% Secured Convertible Notes (Note 9).

During the year ended December 31, 2020, the Company issued $2,062,000 aggregate principal amount of its New Secured Notes to certain investors, of which $107,000 was an exchange of a note from a stockholder (Note 10).

The New Secured Notes are recorded as a current liability in the amount of $9,494,250 and $7,432,250 as of December 31, 2020 and 2019.  Interest accrued on the New Secured Notes was $1,019,180 and $687,204 as of December 31, 2020 and 2019.  Interest expense, including accretion of discounts related to these notes payable was $331,619 and $292,237 for the years ended December 31, 2020 and 2019.

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

At December 31, 2020, the Company has a net operating loss (“NOL”) that approximates $76 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2020	2019
Current	$-	$-
Deferred	(2,264,000)	(889,000)
Change in valuation allowance	2,264,000	889,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2020		December 31, 2019
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(3,060,000)	(21)	$(670,000)	(21)
State tax, net of federal tax effect	(1,692,000)	(12)	(223,000)	(7)
Non-deductible beneficial conversion feature expense	2,009,000	14	-	-
Non-deductible other expense	-	-	4,000	-
Change in valuation allowance	2,743,000	19	889,000	28

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2020 and 2019 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2020	2019

Deferred tax asset for NOL carryforwards	$(21,840,000)	$(20,418,000)
Deferred tax asset for stock based compensation	(2,880,000)	(1,559,000)
Valuation allowance	24,720,000	21,977,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2020, the Company had no unrecognized tax benefits and no charge during 2020, and accordingly, the Company did not recognize any interest or penalties during 2020 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2020.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

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

The conversion feature of the Series A Preferred Stock issued in January 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $1,648,825 at January 27, 2014, and $3,481,050 at December 31, 2020. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The conversion feature of the Series A Preferred Stock issued in April 2014 is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $3,489,000 at April 30, 2014, and $5,349,800 at December 31, 2020. This was classified as an embedded derivative liability and a discount to Series A Preferred Stock.  Since the Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The Warrants associated with the Series A Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate these Warrants from the Series A Preferred Stock.

The conversion price of the Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

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

The conversion feature of the Series B Preferred Stock is an embedded derivative, which is classified as a liability in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $375,841 at October 30, 2014, and $2,156,728 at December 31, 2020. This was classified as an embedded derivative liability and a discount to Series B Preferred Stock.  Since the Series B Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

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

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of the REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of December 31, 2020, none of the Series C Preferred Stock shares were issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2020, the value of the cumulative 8% dividends for all REGO preferred stock was $7,151,910. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of December 31, 2020, the value of the cumulative 8% dividends for all ZS preferred stock was $43,333. Such dividends will be paid when and if declared payable by the ZS’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company has identified the following liabilities that are measured at fair value on a recurring basis, summarized as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total

Derivative liability related to fair value of beneficial
conversion feature	$-	$10,987,578	$-	$10,987,578

Total	$-	$10,987,578	$-	$10,987,578

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at December 31, 2019	$-

Change in fair value of derivative liability	10,987,578

Balance at December 31, 2020	$10,987,578

As of December 31, 2020, the beneficial conversion feature of the Preferred Stock is treated as an embedded derivative liability and changes in the fair value were recognized in earnings.  The shares of Preferred Stock are convertible into shares of the Company’s common stock, which did trade in an active securities market; therefore the embedded derivative liability was valued using the following market based inputs:

Closing trading price of Rego common stock	$1.38

Rego Series A Preferred Stock Effective Conversion Price issued January 27, 2014	0.69

Intrinsic value of conversion warrant per share	$0.69

Closing trading price of Rego common stock	$1.38

Rego Series B Preferred Stock Effective Conversion Price issued April 30, 2014	0.46

Intrinsic value of conversion warrant per share	$0.92

Closing trading price of Rego common stock	$1.38

Rego Series B Preferred Stock Effective Conversion Price issued October 31, 2014	0.62

Intrinsic value of conversion warrant per share	$0.76

NOTE 15 – STOCKHOLDERS’ EQUITY

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

On August 18, 2020, the Company issued to a member of the Board of Directors, and to the Chief Financial Officer each 250,000 shares of the Company’s common stock, which vested immediately. The aggregate fair value of the issuances of the common stock was $125,000, which was expensed immediately.

The Company entered into an financial advisory agreement whereby generally the Company will pay the financial advisor a success fee equal to 6% of the capital committed in a capital transaction.

The Company has also entered into a capital advisory agreement whereby the Company will pay the capital advisor a structuring fee for placement by the Company of any securities including equity, senior debt, mezzanine debt of other securities equal to 7% of the aggregate funds received. In addition, upon the closing of a merger, sale of assets, consolidation or change of control of the Company, the Company shall pay a structuring fee equal to 1% of the aggregate consideration. Both of these structuring fees are based on proceeds directly due to the efforts of the capital advisor.

NOTE 16 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2020, options to purchase 1,900,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of December 31, 2020, under the 2013 Plan grants of restricted stock and options to purchase 4,917,500 shares of common stock have been issued and 3,767,500 are unvested or unexercised, and 82,500 shares of common stock remained available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2020 and 2019:

	2020	2019

Risk Free Interest Rate	0.3%	1.8%
Expected Volatility	161.8%	163.4%
Expected Life (in years)	4.5	2.7
Dividend Yield	0%	0%
Weighted average estimated fair value of options
during the period	$0.23	$0.11

The following table summarizes the activities for REGO stock options for the years ended December 31, 2020 and 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	in years)	(in 000's) (1)
Balance December 31, 2018	12,925,000	$0.66	3.3	$4

Granted	2,600,000	0.90
Expired/cancelled	(2,340,000)	0.77	-	-

Balance December 31, 2019	13,185,000	$0.69	2.4	$-

Granted	3,487,500	0.38	4.1	3,492
Expired	(6,660,000)	0.81	-	-

Balance December 31, 2020	10,012,500	$0.50	2.5	$8,782

Exercisable at December 31, 2020	10,012,500	$0.50	2.5	$8,782

Exercisable at December 31, 2020 and expected to vest thereafter	10,012,500	$0.50	2.5	$8,782

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.38 and $0.16 for Company’s common stock on December 31, 2020 and 2019.

During the years ended December 31, 2020 and 2019, the weighted average fair value of stock options granted during the year was $0.23 and $0.11.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

For the years ended December 31, 2020 and 2019, the Company expensed $841,885 and $536,896 relative to the fair value of stock options granted.

As of December 31, 2020, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2020 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested options for the years ended December 31, 2020 and 2019:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2018	3,625,000	0.13

Granted	2,600,000	0.11
Expired/cancelled	(716,667)	0.41
Vested	(5,275,000)	0.15

Balance December 31, 2019	233,333	$0.20

Granted	3,487,500	0.23
Expired/cancelled	(100,000)	0.20
Vested	(3,620,833)	0.23

Balance December 31, 2020	-	-

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2020 and 2019:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2018	3,052,020	$0.90	1.3	$-

Granted	1,775,000	0.90	1.8	-
Expired	(400,000)	0.90	-	-

Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Granted	1,500,000	0.90	1.7	-
Expired	(2,552,020)	0.90	-

Balance at December 31, 2020	3,375,000	$0.90	1.1	$1,620

Exercisable at December 31, 2020	3,375,000	$0.90	1.1	$1,620

Exercisable at December 31, 2020 and expected to vest thereafter	3,375,000	$0.90	1.1	$1,620

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.38 and $0.16 for REGO’s common stock on December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company issued warrants to purchase 1,500,000 shares of common stock commensurate with a consulting agreement. The warrants were valued at $184,048 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 139.0% to 140.8%, risk free interest rate of 0.14% to 0.36% and expected life of 2 years.  The fair value of the warrants was $184,048 and was expensed immediately.

During the years ended December 31, 2020 and 2019, the weighted average fair value of warrants granted during the year was $0.12 and $0.09.

During the years ended December 31, 2020 and 2019, the Company expensed $184,048 and $343,196 relative to warrants.

All warrants were vested on the date of grant.

All restricted stock grants vested on the date of the grant.

The following table summarizes the activities for ZS’s stock options for the years ended December 31, 2020 and 2019:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2018	2,400,000	$5.00	4.7	$-

Balance December 31, 2019	2,400,000	$5.00	3.6	$-

Expired	(800,000)	$5.00	-	-

Balance December 31, 2020	1,600,000	$5.00	3.0	$-

Exercisable at December 31, 2020	1,600,000	$5.00	3.0	$-

Exercisable at December 31, 2020 and expected to vest thereafter	1,600,000	$5.00	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2020.

For the years ended December 31, 2020 and 2019, ZS expensed $0 and $28,051 relative to the fair value of stock options granted.

As of December 31, 2020, there was $0 of unrecognized compensation cost related to outstanding ZS stock options.

The following table summarizes the activities for ZS’s warrants for the years ended December 31, 2020 and 2019:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	83,334	$3.00	1.8	$83

Balance December 31, 2020	83,334	$3.00	0.9	$83

Exercisable at December 31, 2020	83,334	$3.00	0.9	$83

Exercisable at December 31, 2020 and expected to vest thereafter	83,334	$3.00	0.9	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on December 31, 2020.

The following table summarizes the activities for ZBS’s stock options for the years ended December 31, 2020 and 2019:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the years ended December 31, 2020 and 2019:

	Options Outstanding
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	2,200,000	$5.00	3.8	$-

Expired	(600,000)	$5.00	-	-

Balance December 31, 2020	1,600,000	$5.00	3.0	$-

Exercisable at December 31, 2020	1,600,000	$5.00	3.0	$-

Exercisable at December 31, 2020 and expected to vest thereafter	1,600,000	$5.00	3.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the years ended December 31, 2020 and 2019:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020	-	$-	-	$-

Exercisable at December 31, 2020 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on December 31, 2020 and 2019.

For the years ended December 31, 2020 and 2019, ZPS expensed $0 with respect to options.

NOTE 17 – NONCONTROLLING INTERESTS

During the year ended December 31, 2020, the Company exchanged 2,223,929 common shares of ZS with an original capital contribution of $243,250 for $243,250 of the 10% Secured Convertible Promissory Notes of REGO (Note 9).

Losses incurred by the noncontrolling interests for the years ended December 31, 2020 and 2019 were $201 and $7,229.

NOTE 18 - OPERATING LEASES

For the years ended December 31, 2020 and 2019, total rent expense under leases amounted to $41,202 and $23,124.  At December 31, 2020, the Company was not obligated under any non-cancelable operating leases.

NOTE 19 – RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner.  The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2020 and 2019, the Company owed the Chief Executive Officer $78,461 and $0 relative to the employment agreement. As of December 31, 2020 and 2019, the Company owed the consulting company $106,045 and $158,220 and expensed $112,500 and $180,000 to the consulting company.  The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company entered into an agreement in 2020 for the preparation of all of the corporate income taxes with a company owned by the Chief Financial Officer and expensed $10,000 for the years ended December 31, 2020 and 2019, in accordance with the agreement.

The Company has entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses.  As of December 31, 2020 and 2019, the Company owed the consultant $21,549 and $32,000. For the years ended December 31, 2020 and 2019, the Company has expensed $60,000 to this consultant.

During the years ended December 31, 2020 and 2019, the Company received revenue of $0 and $34,485 from a technology company, with which the Company had a memorandum of understanding, for the outsourcing of the Company’s engineers for development.

NOTE 20 – SUBSEQUENT EVENTS

On January 1, 2021, REGO entered into a Purchase of Business Agreement (“Agreement”) with Chore Check, LLC (the “Target”) pursuant to which it purchased the assets of Chore Check, LLC, consisting primarily of a software application, valued at $111,817 (the “Acquisition”). The consideration for the Acquisition consisted of the issuance of an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.90, vesting immediately and with a term of three years.

On January 15, 2021, the Company issued 150,000 shares of the Company’s common stock, with a fair value of $135,000, to a law firm in settlement of $135,000 of legal fees.

On January 28, 2021, the Company received notification from the lender that its Paycheck Protection Program loan had been forgiven in full and that no further payments were required.

Effective January 15, 2021, the Company entered into a consulting agreement with the son of the Chief Executive Officer for a monthly cost of $10,000.

On February 8, 2021, the Company issued 500,000 shares of the Company’s common stock, with a fair value of $575,000, to the Chief Executive Officer for the successful commercial launch of MazoolaSM.

On February 8, 2021, the Company issued 400,000 shares each of the Company’s common stock, with an aggregate fair value of $920,000 to the Chairman of the Board and the Chief Financial Officer for the successful commercial launch of MazoolaSM.

On February 10, 2021 the Company received $100,000 through the issuance of a note payable, stockholder, along with an option to purchase 100,000 shares of Rego common stock. The options were valued at $74,518 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of options with the following assumptions: no dividend yield, expected volatility of 124.3%, risk free interest rate of 0.11% and expected life of 2 years. The options were recorded as a discount and fully accreted to interest expense upon repayment of the note payable. This note was repaid in full with interest on March 2, 2021.

On February 25, 2021, the Company formed a wholly owned subsidiary, REGO Data Solutions, Inc. (“RDS”). The purpose of RDS is to maintain a database of information generated by MazoolaSM.

During the three months ended March 31, 2021, the Company received $2,425,000 through the issuance of our 4% secured convertible notes payable, stockholders.

During the three months ended March 31, 2021, REGO issued options to purchase 1,737,500 shares of REGO’s common stock to employees and consultants. The options were valued at $1,343,107 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 122.4% to 167.1%, risk free interest rate of 0.11% to 0.48% and expected life of 2 to 5 years.  The fair value of the options was $1,343,107 and was expensed immediately.

During the three months ended March 31, 2021, various holders of the shares of Rego’s Series A Preferred stock, converted 3,500 shares of the Series A Preferred stock into 388,889 shares of the REGO’s common stock.

On March 23, 2021, an employee exercised an option to purchase 80,000 shares of Rego common stock at an exercise price of $0.25 for $20,000.

