Form 10-Q
period 2021-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2021-05-17
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,337,977 shares of common stock outstanding at May 17, 2021.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, the impact of the current COVID-19 pandemic, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$1,858,687	$273,176
Prepaid expenses	15,595	162,840
Deposits	341	341

TOTAL CURRENT ASSETS	1,874,623	436,357

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $229,306 and $221,925	321,105	328,486
	321,105	328,486

TOTAL ASSETS	$2,195,728	$764,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,810,586	$5,631,518
Accounts payable and accrued expenses - related parties	229,380	289,704
Embedded derivative liability	-	10,987,578
Paycheck protection program loan payable	-	81,500
Loans payable	42,600	42,600
Deferred revenue	200,000	200,000
10% secured convertible notes payable - stockholders	3,116,357	3,116,357
Notes payable - stockholders, net of discount of $0 and $40,031	1,095,000	1,095,000
4% secured convertible notes payable - stockholders	11,919,250	9,494,250
Preferred stock dividend liability	7,462,357	7,195,243

TOTAL CURRENT LIABILITIES	29,875,530	38,133,750

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 102,350 shares issued and outstanding at March 31, 2021 and 107,850 issued
outstanding at December 31, 2020	10	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares
issued and outstanding at March 31, 2021 and December 31, 2020	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2021 and December 31, 2020	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
122,737,977 shares issued and outstanding at March 31, 2021 and
120,096,866 shares issued and outstanding at December 31, 2020	12,274	12,010

Additional paid in capital	65,061,411	61,447,232

Accumulated deficit	(92,690,897)	(98,770,661)

Noncontrolling interests	(62,603)	(57,502)

STOCKHOLDERS' DEFICIT	(27,679,802)	(37,368,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,195,728	$764,843

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

NET REVENUE	$533	$-

OPERATING EXPENSES
Transaction expense	37,314	-
Sales and marketing	457,016	6,833
Product development	830,358	73,620
General and administrative	3,068,957	458,715
Total operating expenses	4,393,645	539,168

NET OPERATING LOSS	(4,393,112)	(539,168)

OTHER INCOME (EXPENSE)
Interest income	251	-
Forgiveness of debt	81,500	-
Interest expense	(334,440)	(207,624)
	(252,689)	(207,624)

NET LOSS	(4,645,801)	(746,792)

LESS: Accrued preferred dividends	(267,114)	(271,780)
Net loss attributable to noncontrolling interests	101	257

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,912,814)	$(1,018,315)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.04)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	121,255,150	119,596,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Month Period Ended March 31, 2021

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as previously reported	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(98,770,661)	$(57,502)	$(37,368,907)

Adoption of new accounting principle for embedded
derivative liabilities	-	-	-	-	-	-	-	-	-	10,987,578	-	10,987,578

Balance, December 31, 2020, as adjusted	107,850	11	28,378	3	-	-	120,096,866	12,010	61,447,232	(87,783,083)	(57,502)	(26,381,329)

Conversion of Series A Preferred stock into common stock	(5,500)	(1)	-	-	-	-	611,111	61	$(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021 (Unaudited)	102,350	$10	28,378	$3	-	$-	122,737,977	$12,274	$65,061,411	$(92,690,897)	$(62,603)	$(27,679,802)

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Month Period Ended March 31, 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,334,398	$(84,144,258)	$200,792	$(23,597,094)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,645,801)	$(746,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	1,930,000	-
Fair value of options and warrants issued in exchange for services	1,417,626	100,549
Accretion of discount on notes payable	-	40,031
Impairment loss	111,817	-
Depreciation and amortization	7,381	7,329
Forgiveness of debt	(81,500)	-
Decrease in assets
Prepaid expenses	147,245	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	314,067	426,087
Accounts payable and accrued expenses - related parties	(60,324)	(210,519)

Net cash used in operating activities	(859,489)	(383,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	20,000	-
Proceeds from convertible notes payable - stockholders	2,425,000	-

Net cash provided by financing activities	2,445,000	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,585,511	(383,315)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	273,176	430,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,858,687	$46,761

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$576	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$267,114	$271,781

Options issued for software	$111,817	$-

Issuance of common stock for accounts payable	$135,000	$-

Conversion of Series A Preferred stock to common stock	$61	$-

Adoption of new accounting principle for embedded derivative liabilities affecting accumulated deficit	$10,987,578	$-

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform solution—MazoolaSM - a family focused mobile banking solution (the “Platform”). Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

Management believes that building on its COPPA advantage, the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets.  These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

There were minimal operations at ZS during the three months ended March 31, 2021 and 2020.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

There were minimal operations at ZPS during the three months ended March 31, 2021 and 2020.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three months ended March 31, 2021 and 2020.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three months ended March 31, 2021 and 2020.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three months ended March 31, 2021 and 2020.

REGO Data Solutions, Inc. (“RDS”)

RDS was incorporated in the State of Delaware on February 25, 2021 as a wholly-owned subsidiary of REGO for the purpose of maintaining data collected by MazoolaSM.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2020 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this pronouncement on January 1, 2021, and there was not a material impact on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the current guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassifed $10,987,578 between debt and accumulated deficit.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Covid-19 pandemic caused a significant economic slowdown that adversely affected the demand for services. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the related financial impact cannot be reasonably estimated at this time.

As of May 17, 2021, the Company has a cash position of approximately $3,570,000.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through January 2022.

NOTE 3 – IMPAIRMENT OF LONG-LIVED ASSETS

On January 1, 2021, REGO entered into a Purchase of Business Agreement (“Agreement”) with Chore Check, LLC pursuant to which it purchased the assets of Chore Check, LLC, consisting primarily of a software application, valued at $111,817, fair value. The consideration for the acquisition consisted of the issuance of an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.90, vesting immediately and with a term of three years.

Long-lived assets are tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. Long-lived assets are considered impaired if the carrying value exceeds its fair value. We determined that the carrying value of the asset acquired from Chore Check, LLC exceeded its fair value and have recorded an impairment loss in the amount of $111,817 as of March 31, 2021, which is included in general and administrative expenses.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2021 and December 31, 2020, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $167,227 and $184,507, consisting of $127,692 and $78,462 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $39,535 and $106,045.

Additionally as of March 31, 2021 and December 31, 2020, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $31,549 and $21,549, pursuant to a consulting agreement.

As of March 31, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $30,603 and $83,648 in unpaid salary.

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

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

On January 28, 2021, the Company received notification from the lender that its Paycheck Protection Program loan had been forgiven in full by the Small Business Administration in the amount of $79,500, and that no further payments were required. Therefore the Paycheck Protection Program loan was recognized as forgiveness of debt.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

NOTE 6 – LOANS PAYABLE

Loans payable as of March 31, 2021 and December 31, 2020 were $42,600. Interest accrued on the loans at 0% and 10% was $3,040 and $2,790 as of March 31, 2021 and December 31, 2020.  Interest expense related to these loans payable was $251 and $1,450 for the three months ended March 31, 2021 and 2020.

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

The Notes are recorded as a current liability as of March 31, 2021 and December 31, 2020 in the amount of $3,116,357.  Interest accrued on the Notes was $1,933,277 and $1,855,368 as of March 31, 2021 and December 31, 2020.  Interest expense related to these Notes payable was $77,909 and $70,329 for the three months ended March 31, 2021 and March 30, 2020.

NOTE 8 – NOTES PAYABLE – STOCKHOLDERS

During the three months ended March 31, 2021 and 2020, the Company issued $100,000 and $0 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. This loan also included an option to purchase 100,000 shares of the Company’s common stock. The option was valued at $74,518 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 124.3%, risk free interest rate of 0.11% and expected life of 2 years.  The relative fair value of the option of $42,699 was recorded as a discount to the loan payable  in accordance with FASB ASC 835-30-25, Recognition, and was accreted over the term of the note payable for financial statement purposes. The loan payable was repaid in full, plus interest, on March 2, 2021 and the full amount of the discount was accreted to interest expense.

These notes payable are recorded as a current liability as of March 31, 2021 and December 31, 2020 in the amount of $1,095,000.  Interest accrued on the notes, as of March 31, 2021 and December 31, 2020 was $196,030 and $115,917.  Interest expense including accretion of discount was $155,205 and $61,522 for the three months ended March 31, 2021 and 2020.

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

During the three months ended March 31, 2021, the Company issued $2,425,000 aggregate principal amount of its New Secured Notes to certain investors.

The New Secured Notes are recorded as a current liability in the amount of $11,919,250 as of March 31, 2021 and $9,494,250 as of December 31, 2020.  Interest accrued on the New Secured Notes was $1,119,679 and $1,019,180 as of March 31, 2021 and December 31, 2020.  Interest expense related to these notes payable was $100,499 and $74,323 for the three months ended March 31, 2021 and 2020.

NOTE 10 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2021 and 2020.

As of January 1, 2021, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2021 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2021, and there was no accrual for uncertain tax positions as of March 31, 2021. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 11 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times its original issue price, or $20,470,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

On January 1, 2021, upon adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company reclassified the embedded derivative value of the beneficial conversion feature of the Series A Preferred Stock issued in January 2014 valued at $3,481,050 as of December 31, 2020, to retained earnings. The Company also reclassified the embedded derivative value of the beneficial conversion feature of the Series A Preferred Stock issued in April 2014 valued at $5,349,800 as of December 31, 2020, to accumulated deficit.

During the three months ended March 31, 2021, certain shareholders of the Series A Preferred Stock converted 5,500 shares of the Series A Preferred Stock into 611,111 shares of the Company’s common stock.

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

On January 1, 2021, upon adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company reclassified the embedded derivative liability relative to the beneficial conversion feature of the Series B Preferred Stock issued in October 2014 valued at $2,156,728 as of December 31, 2020, to accumulated deficit.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  As of March 31, 2021, none of the Series C Preferred Stock was issued or outstanding.  After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.  There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2020, the value of the cumulative 8% dividends for all Rego preferred stock was $7,414,024  Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of March 31, 2021, the value of the cumulative 8% dividends for ZS preferred stock was $48,333.  Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

During the three months ended March 31, 2021, the Company issued 150,000 shares of the Company’s common stock with a value of $0.90 at the time of issuance, with a fair value of $135,000, to a vendor in settlement of $135,000 of accounts payable.

During the three months ended March 31, 2021, the Company issued a Board Member and the Chief Financial Officer 400,000 shares of the Company’s common stock each, with an aggregate fair value of $920,000 upon the launch of the Mazoola app. The Chief Exectuive Officer, who is also a Board Member, received 500,000 shares of the Company’s common stock, with an aggregate fair value of $575,000.

During the three months ended March 31, 2021, the Company issued the Chief Executive Officer, who is also a Board Member, 500,000 shares of the Company’s common stock each, with an aggregate fair value of $435,000 upon raising $2,000,000.

During the three months ended March 31, 2021, an employee exercised an option to purchase 80,000 shares of the Company’s common stock at $0.25 per share or $20,000.

NOTE 13 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of March 31, 2021, options to purchase 1,825,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options.  As of March 31, 2021, under the 2013 Plan grants of restricted stock and options to purchase 4,887,500 shares of common stock have been issued and are unexercised, and 32,500 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2021:

Risk Free Interest Rate	0.3%
Expected Volatility	149.1%
Expected Life (in years)	3.8
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.79

During the three months ended March 31, 2021, the Company issued options to purchase 1,837,500 shares of the Company’s common stock to various consultants and employees. The options were valued at $1,417,624 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options.  The fair value of options was expensed immediately.  The Company also issued an option to purchase 100,000 shares of the Company’s common stock to Chore Check, LLC with a fair value of $111,817. The $111,817 was capitalized as fixed assets and subsequently deemed to be impaired in full and expensed (Note 3).

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	10,012,500	$0.50	2.5	$8,782

Granted	1,937,500	0.74
Exercised	(80,000)	0.25
Expired	(75,000)	0.44

Balance, March 31, 2021	11,795,000	$0.57	2.5	$3,499

Exercisable at March 31, 2021	11,795,000	$0.57	2.5	$3,499

Exercisable at March 31, 2021 and expected to
vest thereafter	11,795,000	$0.57	2.5	$3,499

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.83 for REGO’s common stock on March 31, 2021.

For the three months ended March 31, 2021 and 2020, Rego expensed $1,417,624 and $25,663 with respect to options.

As of March 31, 2021, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2021 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the three months ended March 31, 2021:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	3,375,000	$0.90	1.1	$1,620

Expired	(175,000)	0.90	-

Balance, March 31, 2021	3,200,000	$0.90	1.0	$-

Exercisable at March 31, 2021	3,200,000	$0.90	1.0	$-

Exercisable at March 31, 2021 and expected to
vest thereafter	3,200,000	$0.90	1.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.83 for Rego’s common stock on March 31, 2021.

All warrants were vested on the date of grant.

 The following table summarizes the activities for ZS’s stock options for the three months ended March 31, 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, March 31, 2021	1,600,000	$5.00	2.7	$-

Exercisable at March 31, 2021	1,600,000	$5.00	2.7	$-

Exercisable at March 31, 2021 and expected to
vest thereafter	1,600,000	$5.00	2.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2021.

For the three months ended March 31, 2021 and 2020, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZS’s warrants for the three months ended March 31, 2021:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	83,334	$3.00	0.9	$83

Balance, March 31, 2021	83,334	$3.00	0.6	$83

Exercisable at March 31, 2021	83,334	$3.00	0.6	$83

Exercisable at March 31, 2021 and expected to
vest thereafter	83,334	$3.00	0.6	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on March 31, 2021.

For the three months ended March 31, 2021 and 2020, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZCS’s stock options for the three months ended March 31, 2021:

	Options Outstanding
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, March 31, 2021	1,600,000	$5.00	2.7	$-

Exercisable at March 31, 2021	1,600,000	$5.00	2.7	$-

Exercisable at March 31, 2021 and expected to
vest thereafter	1,600,000	$5.00	2.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on March 31, 2021.

For the three months ended March 31, 2021 and 2020, ZCS expensed $0 with respect to options.

NOTE 14 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months ended March 31, 2021 and 2020 were $101 and $257.

NOTE 15 – OPERATING LEASES

For the three months ended March 31, 2021 and 2020, total rent expense under leases amounted to $761 and $10,347.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2021.

NOTE 16 – SUBSEQUENT EVENTS

On April 29, 2021, the Company issued a consultant, an option to purchase 20,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years with a fair value of $10,432 for marketing services.

On May 7, 2021, the Company issued a new member of the Board of Advisors an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.035 and a term of 2 years with a fair value of $63,325.

Also on May 7, 2021 the Board of Directors approved the issuance of 600,000 shares of the Company’s common stock to the Chief Executive Officer, for raising an additional $2 million.

From April 1, 2021 through May 17, 2021, the Company received $2,345,000 through the issuance of our 4% secured convertible notes payable-stockholders.

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

Our current focus is monetizing the MazoolaSM Digital Wallet Platform in the Financial Technology (“FinTech”) industry through white label, licensing and partnership agreements.  We are have successfully launched the MazoolaSM App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended March 31, 2021 and 2020. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2021 and 2020 we generated revenues of $533 and $0.

Net Loss

For the three months ended March 31, 2021 and 2020, we had a net loss of $4,645,801 and $746,792.

Transaction Expense

Transaction expense for the three months ended March 31, 2021 was $37,314 compared to $0 for the three months ended March 31, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, but also the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2021 were $457,016 compared to $6,833 for the three months ended March 31, 2020, an increase of $450,183. This resulted from the issuance of options to consultants involved with the marketing of the MazoolaSM app prior to its launch on February 8, 2021.

Product Development

Product development expenses were $830,358 and $73,620 for the three months ended March 31, 2021 and 2020, an increase of $756,738. The Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $2,610,242 to $3,068,957 for the three months ended March 31, 2021 from $458,715 for the three months ended March 31, 2020. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $2,565,000 compared to $87,000 for the three months ended March 31, 2020. Additionally impairment of the Chore Check, LLC assets of $112,000 contributed to the increase.

Interest Expense

During the three months ended March 31, 2021, the Company incurred interest expense of $334,440, compared to $207,624 for the three months ended March 31, 2020, an increase of $128,616. The increase in interest expense relates to additional debt outstanding.

Forgiveness of Debt

During the three months ended March 31, 2021, the Company had $79,500 of debt forgiven compared to $0 for the three months ended March 31, 2020. On January 28, 2021, the Company received notification that the Paycheck Protection Plan loan was forgiven in full by the Small Business Administration and therefore $79,500 was recognized as forgiveness of debt during the three months ended March 31, 2021.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

Liquidity and Capital Resources

As of May 17, 2021 we had cash on hand of approximately $3,570,000.

Net cash used in operating activities increased $476,174 to $859,489 for the three months ended March 31, 2021 as compared to $383,315 for the three months ended March 31, 2020.  The increase resulted primarily from the increased development costs to launch the MazoolaSM app and continue enhancements to increase its marketability.

Net cash provided by financing activities increased to $2,445,000 for the three months ended March 31, 2021 from $0 for the three months ended March 31, 2020.  Cash provided by financing activities during the three months ended March 31, 2021, consisted of convertible notes payable to provide capital to continue operations.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance enhancements to our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2, to our consolidated financial statements included in this Form 10-Q.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond January 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2020. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Revenue Recognition

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for fulfilling those performance obligations.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2021 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 1, 2021, REGO entered into a Purchase of Business Agreement (“Agreement”) with Chore Check, LLC pursuant to which it purchased the assets of Chore Check, LLC, consisting primarily of a software application, valued at $111,817. The consideration for the acquisition consisted of the issuance of an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.90, vesting immediately and with a term of three years.

During the three months ended March 31, 2021 the Company issued $2,425,000 aggregate principal amount of its New Secured Notes to certain accredited investors.

During the three months ended March 31, 2021, the Company issued 150,000 shares of the Company’s common stock, with a fair value of $135,000, to a vendor in settlement of $135,000 of accounts payable.

During the three months ended March 31, 2021, the Company issued a Board Member and the Chief Financial Officer 400,000 shares of the Company’s common stock each, with an aggregate fair value of $920,000 upon the launch of the Mazoola app. Another Board Member received 500,000 shares of the Company’s common stock, with an aggregate fair value of $575,000.

During the three months ended March 31, 2021, the Company issued a Board Member 500,000 shares of the Company’s common stock each, with an aggregate fair value of $435,000 upon raising $2,000,000.

During the three months ended March 31, 2021, an employee exercised an option to purchase 80,000 shares of the Company’s common stock at $0.25 per share or $20,000.

During the three months ended March 31, 2021, the Company issued options to purchase 1,937,500 shares of the Company’s common stock to various consultants and employees. The options were valued at $1,417,624 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 122.4 to 167.1%, risk free interest rate of 0.11% to 0.48% and expected life of 2 to 5 years.  The fair value of the options was $1,417,624 and was expensed immediately.

On April 29, 2021, the Company issued a consultant, an option to purchase 20,000 shares of the Company’s common stock with an exercise price of $0.90 and a term of 2 years with a fair value of $10,432 for marketing services.

On May 7, 2021, the Company issued a new member of the Board of Advisors an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.035 and a term of 2 years.

Also on May 7, 2021 the Board of Directors approved the issuance of 600,000 shares of the Company’s common stock to the Chief Executive Officer, for raising an additional $2 million.

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
Date: May 17, 2021

