Form 10-Q
period 2021-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2021-08-16
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,366,102 shares of common stock outstanding at August 16, 2021.

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

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$2,658,122	$273,176
Prepaid expenses	14,283	162,840
Deposits	341	341

TOTAL CURRENT ASSETS	2,672,746	436,357

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $236,703 and $221,925	315,839	328,486
	315,839	328,486

TOTAL ASSETS	$2,988,585	$764,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,754,930	$5,631,518
Accounts payable and accrued expenses - related parties	205,368	289,704
Embedded derivative liability	-	10,987,578
Paycheck protection program loan payable	-	81,500
Loans payable	42,600	42,600
Deferred revenue	-	200,000
10% secured convertible notes payable - stockholders	3,316,357	3,116,357
Notes payable - stockholders, net of discount of $0 and $40,031	595,000	1,095,000
4% secured convertible notes payable - stockholders	14,781,250	9,494,250
Preferred stock dividend liability	7,729,471	7,195,243

TOTAL CURRENT LIABILITIES	32,424,976	38,133,750

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 102,350 shares issued and outstanding at June 30, 2021 and 107,850 issued and outstanding at December 31, 2020	10	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 28,378 shares issued and outstanding at June 30, 2021 and December 31, 2020	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 150,000 preferred shares Series C authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 123,366,102 shares issued and outstanding at June 30, 2021 and 120,096,866 shares issued and outstanding at December 31, 2020	12,337	12,010

Additional paid in capital	66,843,437	61,447,232

Accumulated deficit	(96,224,575)	(98,770,661)

Noncontrolling interests	(67,603)	(57,502)

STOCKHOLDERS' DEFICIT	(29,436,391)	(37,368,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,988,585	$764,843

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET REVENUE	$740	$-	$1,273	$-

OPERATING EXPENSES
Transaction expense	38,745	-	76,059	-
Sales and marketing	166,597	11,506	623,613	18,339
Product development	817,558	119,833	1,647,916	193,453
General and administrative	2,021,831	218,639	5,090,788	677,354
Total operating expenses	3,044,731	349,978	7,438,376	889,146

NET OPERATING LOSS	(3,043,991)	(349,978)	(7,437,103)	(889,146)

OTHER INCOME (EXPENSE)
Interest income	8	-	259	-
Forgiveness of debt	13,925	-	95,425	-
Interest expense	(241,507)	(172,723)	(575,947)	(380,347)
	(227,574)	(172,723)	(480,263)	(380,347)

NET LOSS	(3,271,565)	(522,701)	(7,917,366)	(1,269,493)

LESS: Accrued preferred dividends	(267,113)	(271,781)	(534,227)	(543,561)
Net loss attributable to noncontrolling interests	-	469	101	726

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,538,678)	$(794,013)	$(8,451,492)	$(1,812,328)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.01)	$(0.07)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,102,040	119,596,866	122,178,595	119,596,866

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Month Periods Ended June 30, 2021 and 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock
	Number		Number		Number		Number		Additional
	of		of		of		of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as previously reported	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(98,770,661)	$(57,502)	$(37,368,907)

Adoption of new accounting principle for embedded derivative liabilities	-	-	-	-	-	-	-	-	-	10,987,578	-	10,987,578

Balance, December 31, 2020, as adjusted	107,850	11	28,378	3	-	-	120,096,866	12,010	61,447,232	(87,783,083)	(57,502)	(26,381,329)

Conversion of Series A Preferred shares into common stock	(5,500)	(1)	-	-	-	-	611,111	61	$(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021 (Unaudited)	102,350	$10	28,378	$3	-	$-	122,737,977	$12,274	$65,061,411	$(92,690,897)	$(62,603)	$(27,679,802)

Issuance of common stock to board members and employees	-	-	-	-	-	-	600,000	60	620,940	-	-	621,000
Cashless exercise of options	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	1,161,089	-	-	1,161,089
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,113)	(5,000)	(267,113)
Net loss	-	-	-	-	-	-	-	-	-	(3,271,565)	-	(3,271,565)

Balance, June 30, 2021 (Unaudited)	102,350	$10	28,378	$3	-	$-	123,366,102	$12,337	$66,843,437	$(96,224,575)	$(67,603)	$(29,436,391)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock
	Number		Number		Number		Number		Additional
	of		of		of		of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019 (Audited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,334,398	$(84,144,258)	$200,792	$(23,597,094)

Issuance of warrants for services	-	-	-	-	-	-	-	-	49,599	-	-	49,599
Fair value of options for services	-	-	-	-	-	-	-	-	21,314	-	-	21,314
Fair value of options for interest	-	-	-	-	-	-	-	-	4,470	-	-	4,470
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(522,232)	(469)	(522,701)

Balance, June 30, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,409,781	$(84,933,270)	$195,323	$(24,316,192)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,917,366)	$(1,269,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options issued for interest on notes payable	-	4,470
Fair value of common stock issued in exchange for services	2,551,000	-
Fair value of options and warrants issued in exchange for services	2,578,715	171,463
Accretion of discount on notes payable	-	40,031
Impairment loss	111,817	-
Depreciation and amortization	12,647	14,658
Forgiveness of debt	(95,425)	-
Decrease in assets
Prepaid expenses	148,557	-
Increase (decrease) in liabilities
Accounts payable and accrued expenses	339,337	600,633
Accounts payable and accrued expenses - related parties	(84,336)	(212,840)

Net cash used in operating activities	(2,355,054)	(651,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	20,000	-
Proceeds from notes payable - stockholders	-	15,000
Repayment of notes payable - stockholders	(50,000)	(15,000)
Proceeds from convertible notes payable - stockholders	4,770,000	160,000
Proceeds from paycheck protection program loan	-	81,500

Net cash provided by financing activities	4,740,000	241,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,384,946	(409,578)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	273,176	430,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,658,122	$20,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$576	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$534,227	$543,561

Options issued for software	$111,817	$-

Issuance of common stock for accounts payable	$135,000	$-

Conversion of Series A Preferred stock to common stock	$61	$-

Adoption of new accounting principle for embedded derivative liabilities affecting accumulated deficit	$10,987,578	$-

Exchange of deferred revenue for 10% convertible notes payable	$200,000	$-

Cashless conversion of options into common stock	$3	$-

Exchange of note payable - stockholder and accrued interest for 4% convertible note payable	$517,000	$-

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

Management believes that building on its COPPA advantage, the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of the Platform that will allow its use across multiple financial markets where secure controlled payments are needed. The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value-added resellers to private label each of the alternative markets. These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology. Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from the platform will come from multiple sources depending on the level of service and facilities requested by the parent. There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

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

There were minimal operations at ZS during the three and six months ended June 30, 2021 and 2020.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment Platform and access to the patents from REGO.

There were minimal operations at ZPS during the three and six months ended June 30, 2021 and 2020.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three and six months ended June 30, 2021 and 2020.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three and six months ended June 30, 2021 and 2020.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three and six months ended June 30, 2021 and 2020.

REGO Data Solutions, Inc. (“RDS”)

RDS was incorporated in the State of Delaware on February 25, 2021 as a wholly-owned subsidiary of REGO for the purpose of maintaining data collected by MazoolaSM.

There were minimal operation at RDS during the three and six months ended June 30, 2021.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2020 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the prior guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassifed $10,987,578 between debt and accumulated deficit.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company’s current monetization model is to derive revenues from levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing with banking and distribution partners. As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

The Covid-19 pandemic caused a significant economic slowdown that adversely affected the demand for services. While the Company expects this matter to negatively impact its results of operations, cash flow and financial position, the future financial impact cannot be reasonably estimated at this time.

As of August 16, 2021, the Company has a cash position of approximately $2.5 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through January 2022.

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

Long-lived assets are tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. Long-lived assets are considered impaired if the carrying value exceeds its fair value. We determined that the carrying value of the asset acquired from Chore Check, LLC exceeded its fair value and have recorded an impairment loss in the amount of $111,817 as of June 30, 2021, which is included in general and administrative expenses.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2021 and December 31, 2020, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $160,569 and $184,507, consisting of $160,569 and $78,462 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $0 and $106,045.

Additionally, as of June 30, 2021 and December 31, 2020, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $10,349 and $21,549, pursuant to a consulting agreement.

As of June 30, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $34,450 and $83,648 in unpaid salary.

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program. The Company has spent all of the proceeds under these programs for payroll related expenses.

In accordance with FASB ASC 470, Debt, the Company recorded the loans as a current liability in the amount of $81,500. The Company recorded derecognition of the liability in accordance with FASB ASC 405-20, Liabilities-Extinguishment of Liabilities, when either (1) the loan is, in part or wholly, forgiven and the Company has been legally released or (2) the Company pays off the loan.

On January 28, 2021, the Company received notification from the lender that its Paycheck Protection Program loan had been forgiven in full by the Small Business Administration in the amount of $79,500, and that no further payments were required. Therefore, the Company recorded derecognition of the liability in accordance with FASB ASC 405-20, Liabilities-Extinguishment of Liabilities, when the loan was, in part or wholly, forgiven and the Company was legally released. The Paycheck Protection Program loan was recognized as forgiveness of debt.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

NOTE 6 – LOANS PAYABLE

Loans payable as of June 30, 2021 and December 31, 2020 were $42,600. Interest accrued on the loans at 0% and 10% was $3,294 and $2,790 as of June 30, 2021 and December 31, 2020. Interest expense related to these loans payable was $253 and $504 for the three and six months ended June 30, 2021 and $1,450 and $2,901 for the three and six months ended June 30, 2020.

NOTE 7 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry.

During the three months ended June 30, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 8).

NOTE 8 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

During the three months ended June 30, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 7).

The Notes are recorded as a current liability as of June 30, 2021 and December 31, 2020 in the amount of $3,316,357 and 3,116,357. Interest accrued on the Notes was $2,013,784 and $1,855,368 as of June 30, 2021 and December 31, 2020. Interest expense related to these Notes payable was $80,507 and $158,416 for the three and six months ended June 30, 2021 and $70,329 and $140,658 for three and six months ended June 30, 2020.

NOTE 9 – NOTES PAYABLE – STOCKHOLDERS

During the six months ended June 30, 2021 and 2020, the Company issued $100,000 and $0 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. This loan also included an option to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.20 and a term of two years. The option was valued at $74,518 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 124.3%, risk free interest rate of 0.11% and expected life of 2 years. The relative fair value of the option of $42,699 was recorded as a discount to the loan payable in accordance with FASB ASC 835-30-25, Recognition, and was accreted over the term of the note payable for financial statement purposes. The loan payable was repaid in full, plus interest, on March 2, 2021 and the full amount of the discount was accreted to interest expense.

During the six months ended June 30, 2021, the Company repaid $50,000 principal of one of the loans outstanding and then later exchanged the remaining $450,000 principal of that loan for a 4% Secured Convertible Note in the amount of $517,000, which included accrued interest of $67,000 (Note 10). The holder of this Note was given an option to purchase a total of 88,889 shares of the Company’s Series B Preferred Stock, which requires all cash purchases of Series B Preferred Stock at $90.00 per share, as detailed below, to be made to the Company by the due dates in order to prevent the termination of the option as follows:

1.

$200,000 on or before July 20, 2021, unless the option has previously terminated.

2.

$250,000 on or before August 23, 2021, unless the option has previously terminated.

3.

$300,000 on or before October 4, 2021, unless the option has previously terminated.

4.

$350,000 on or before November 5, 2021, unless the option has previously terminated.

5.

$400,000 on or before December 6, 2021, unless the option has previously terminated.

6.

$500,000 on or before January 3, 2022, unless the option has previously terminated.

7.

In order to prevent the termination of the option, unless it has previously terminated, the Holder of the option must purchase $500,000 of the Company’s Series B Preferred Stock (5,556 shares) on or before February 7, 2022 and continuing on the first Monday of every subsequent month, until a total of $8 million of the Company’s Series B Preferred Stock has been purchased.

8.

In addition to the other termination clauses, the option will terminate and be of no further force or effect ten days after the occurrence of any of the following events, however nothing will prevent the holder from purchasing up to $8 million in the aggregate of the Company’s Series B Preferred Stock during the ten day period:

a.

Execution by the Company of an engagement letter with a “major bracket” investment banking firm.

b.

Upon the Company entering into a definitive agreement with respect to a specified Norway white label transaction.

c.

Upon the MazoolaPaySM technology becoming integrated and operational on any one of the following websites:

i.

Demandware

ii.

Magento

iii.

WooCommerce

iv.

Shopify

v.

BigCommerce

vi.

Wix

vii.

Squarespace

viii.

Square Online

d.

Upon the Company entering into a definitive agreement to white label the MazoolaPaySM technology with a banking institution with assets in excess of $1.5 billion, excluding Origin Bank.

The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 1.5 months and fully vested was valued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.01% and expected life of 1.5 months.

These notes payable are recorded as a current liability as of June 30, 2021 and December 31, 2020 in the amount of $595,000 and $1,095,000. Interest accrued on the notes, as of June 30, 2021 and December 31, 2020 was $153,935 and $115,917. Interest expense including accretion of discount was $28,361 and $183,566 for the three and six months ended June 30, 2021 and $21,491 and $83,013 for the three and six months ended June 30, 2020.

NOTE 10 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

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

During the six months ended June 30, 2021, the Company issued $4,770,000 aggregate principal amount of its New Secured Notes to certain investors.

In addition, during the six months ended June 30, 2021, the Company exchanged the remaining $450,000 principal of a Note Payable for a for 4% Secured Convertible Note in the amount of $450,000 (Note 9).

The New Secured Notes are recorded as a current liability in the amount of $14,781,250 as of June 30, 2021 and $9,494,250 as of December 31, 2020. Interest accrued on the New Secured Notes was $1,256,671 and $1,019,180 as of June 30, 2021 and December 31, 2020. Interest expense related to these notes payable was $136,992 and $237,491 for the three and six months ended June 30, 2021 and $74,983 and $149,305 for the three and six months ended June 30, 2020.

NOTE 11 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2021 and 2020.

As of January 1, 2021, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2021 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2021, and there was no accrual for uncertain tax positions as of June 30, 2021. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the six months ended June 30, 2021, certain holders of the Series A Preferred Stock converted 5,500 shares of the Series A Preferred Stock into 611,111 shares of the Company’s common stock.

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

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). As of June 30, 2021, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of June 30, 2021, the value of the cumulative 8% dividends for all Rego preferred stock was $7,676,137. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of June 30, 2021, the value of the cumulative 8% dividends for ZS preferred stock was $53,334. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay the financial advisor a success fee equal to 6% of the capital committed in a capital transaction involving the sale of the Company.

Option Amendments and Adjustments

On June 3, 2021, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 600,000 shares of common stock of the Company at exercise prices of $0.90 per share. These options were scheduled to expire at various dates during 2021 and were each extended to June 15, 2022. The increase in fair value of this term extension was $258,622 which was expensed during the six months ended June 30, 2021. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 116.9%, risk free interest rate of 0.04%, and expected option life of 1.03 years.

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

During the three months ended March 31, 2021, the Company issued a Board Member and the Chief Financial Officer 400,000 shares of the Company’s common stock each, with an aggregate fair value of $920,000 upon the launch of the MazoolaSM app. The Chief Executive Officer, who is also a Board Member, received 500,000 shares of the Company’s common stock, with an aggregate fair value of $575,000.

During the three months ended March 31, 2021, the Company issued the Chief Executive Officer, who is also a Board Member, 500,000 shares of the Company’s common stock with an aggregate fair value of $435,000, upon the Company raising $2,000,000.

During the three months ended March 31, 2021, an employee exercised an option to purchase 80,000 shares of the Company’s common stock at $0.25 per share or $20,000.

During the three months ended June 30, 2021, the Company issued the Chief Executive Officer, who is also a Board Member, 600,000 shares of the Company’s common stock with an aggregate fair value of $621,000, upon the Company raising funds above the previous $2 million requirement.

During the three months ended June 30, 2021, an employee exercised an option to purchase 37,500 shares of the Company’s common stock at $0.25 per share on a cashless basis. This netted the employee 28,125 shares of the Company’s common stock.

NOTE 14 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2021, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of June 30, 2021, under the 2013 Plan, grants of restricted stock and options to purchase 4,700,000 shares of common stock have been issued and are unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the six months ended June 30, 2021:

Risk Free Interest Rate	0.3%
Expected Volatility	138.8%
Expected Life (in years)	3.1
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.75

During the six months ended June 30, 2021, the Company issued options to purchase 3,127,500 shares of the Company’s common stock to various consultants and employees. The options were valued at $2,320,091 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately. The Company also issued an option to purchase 100,000 shares of the Company’s common stock to Chore Check, LLC with a fair value of $111,817. The $111,817 was capitalized as fixed assets and subsequently deemed to be impaired in full and expensed (Note 3).

The following table summarizes the activities for REGO’s stock options for the six months ended June 30, 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	10,012,500	$0.50	2.5	$8,782

Granted	3,227,500	0.93
Exercised	(117,500)	0.25
Expired	(1,000,000)	0.71

Balance, June 30, 2021	12,122,500	$0.59	2.4	$5,192

Exercisable at June 30, 2021	12,122,500	$0.59	2.4	$5,192

Exercisable at June 30, 2021 and expected to vest thereafter	12,122,500	$0.59	2.4	$5,192

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.02 for REGO’s common stock on June 30, 2021.

Rego expensed $1,161,090 and $2,578,714 for the three months and six months ended June 30, 2021 and $25,785 and $51,447 for the three and six months ended June 30, 2020 with respect to options.

As of June 30, 2021, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at June 30, 2021 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the six months ended June 30, 2021:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	3,375,000	$0.90	1.1	$1,620

Expired	(175,000)	0.90	-

Balance, June 30, 2021	3,200,000	$0.90	0.7	$384

Exercisable at June 30, 2021	3,200,000	$0.90	0.7	$384

Exercisable at June 30, 2021 and expected to vest thereafter	3,200,000	$0.90	0.7	$384

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.02 for Rego’s common stock on June 30, 2021.

Rego expensed $0 for the three and six months ended June 30, 2021 and $49,599 and $124,485 for the three and six months ended June 30, 2020 with respect to warrants.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the six months ended June 30, 2021:

	ZS Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, June 30, 2021	1,600,000	$5.00	2.5	$-

Exercisable at June 30, 2021	1,600,000	$5.00	2.5	$-

Exercisable at June 30, 2021 and expected to vest thereafter	1,600,000	$5.00	2.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZS’s warrants for the three and six months ended June 30, 2021:

	ZS Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	83,334	$3.00	0.9	$83

Balance, June 30, 2021	83,334	$3.00	0.4	$83

Exercisable at June 30, 2021	83,334	$3.00	0.4	$83

Exercisable at June 30, 2021 and expected to vest thereafter	83,334	$3.00	0.4	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZCS’s stock options for the six months ended June 30, 2021:

	ZCS Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, June 30, 2021	1,600,000	$5.00	2.5	$-

Exercisable at June 30, 2021	1,600,000	$5.00	2.5	$-

Exercisable at June 30, 2021 and expected to vest thereafter	1,600,000	$5.00	2.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on June 30, 2021.

For the three and six months ended June 30, 2021 and 2020, ZCS expensed $0 with respect to options.

NOTE 15 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and six months ended June 30, 2021 were $0 and $101 and for the three and six months ended June 30, 2020 were $469 and $726.

NOTE 16 – OPERATING LEASES

For the three and six months ended June 30, 2021, total rent expense under leases amounted to $1,521 and $2,282 and for the three and six months ended June 30, 2020, total rent expense under leases amounted to $1,639 and $11,986. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2021.

NOTE 17 – SUBSEQUENT EVENTS

From July 1, 2021 through August 16, 2021, the Company sold 5,000 shares of the Company’s Series B Preferred stock in a private placement to an accredited investor and received proceeds of $450,000.

On July 16, 2021, the Company authorized the issuance of options to purchase 10,000 shares of the Company’s common stock with an exercise price of the higher of $0.90 or the closing stock price on the date of issuance and term of 2 years to each of four developers. They are also to receive a cash bonus of $2,500 each. Both of these are contingent on the completion of version 3.0 of the MazoolaSM app.

Also on July 16, 2021, the Company authorized the issuance of an option to purchase 25,000 shares of the Company’s common stock with an exercise price of the higher of $0.90 or the closing stock price on the date of issuance and term of 2 years to a development consultant contingent on the completion of version 3.0 of the MazoolaSM app.

On August 3, 2021, the Company authorized the issuance of cash fees and stock options to a consultant as follows:

A.

Consultant to receive $25 per each retail store that adopts Mazoola Kid Pay Button.

B.

Consultant to receive $5,000 per online site with between one hundred thousand and below one million users active users that adopts Mazoola Kid Pay Button.

C.

Consultant to receive $25,000 per online site with at least one million active users that adopts Mazoola Pay Kid Button.

D.

Consultant to receive an option to purchase 25,000 shares of the Company’s common stock at the close of business strike price with a term of two years on the day of activation of the Mazoola Pay Button by a retail entity.

E.

Consultant to receive an option to purchase 25,000 shares of the Company’s common stock at the close of business strike price with a term of two years on the day of activation of the Mazoola Pay Button by a social networking site with active users between one hundred thousand and one million.

F.

Consultant to receive an option to purchase 50,000 shares of the Company’s common stock at the close of business strike price with a term of two years on the day of activation of the Mazoola Pay Button by a social networking site with active users over one million.

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

Our current focus is monetizing the MazoolaSM Digital Wallet Platform in the Financial Technology (“FinTech”) industry through white label, licensing and partnership agreements.  We have successfully launched the MazoolaSM App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

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

Rego has solved this issue by masking user data and maintaining separate identity and financial data flows. As a result, Rego can verify the age of the internet user through the transaction lifecycle on its Platform. Authenticating and validating the identity of the actual user on the internet is one of the more difficult cybersecurity challenges. Current approaches are mainly not for commercial use; however, there is investment in commercial innovation in this area. Rego’s data control features and its (mis)attribution approach are inextricably linked and a key to its scalability and extensibility.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended June 30, 2021 and 2020. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended June 30, 2021 and 2020 we generated revenues of $740 and $0.

Net Loss

For the three months ended June 30, 2021 and 2020, we had a net loss of $3,271,565 and $522,701.

Transaction Expense

Transaction expense for the three months ended June 30, 2021 was $38,745 compared to $0 for the three months ended June 30, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, but also the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2021 were $166,597 compared to $11,506 for the three months ended June 30, 2020, an increase of $155,091. This resulted from the issuance of options to a marketing consultant along with the monthly fees.

Product Development

Product development expenses were $817,558 and $119,833 for the three months ended June 30, 2021 and 2020, an increase of $697,725. The Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $1,803,192 to $2,021,831 for the three months ended June 30, 2021 from $218,639 for the three months ended June 30, 2020. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $1,637,000, and fees paid to raise capital amounting to $194,000 for the three months ended June 30, 2021 versus $0 for the three months ended June 30, 2020.

Interest Expense

During the three months ended June 30, 2021, the Company incurred interest expense of $241,507, compared to $172,723 for the three months ended June 30, 2020, an increase of $68,784. The increase in interest expense relates to additional debt outstanding.

Forgiveness of Debt

During the three months ended June 30, 2021, the Company had $13,925 of debt forgiven compared to $0 for the three months ended June 30, 2020, related to vendor payables.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following discussion analyzes our results of operations for the six months ended June 30, 2021 and 2020. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the six months ended June 30, 2021 and 2020 we generated revenues of $1,273 and $0.

Net Loss

For the six months ended June 30, 2021 and 2020, we had a net loss of $7,917,366 and $1,269,493.

Transaction Expense

Transaction expense for the six months ended June 30, 2021 was $76,059 compared to $0 for the six months ended June 30, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, but also the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2021 were $623,613 compared to $18,339 for the six months ended June 30, 2020, an increase of $605,274. This resulted from the issuance of options to consultants involved with the marketing of the MazoolaSM app and monthly fees.

Product Development

Product development expenses were $1,647,916 and $193,453 for the six months ended June 30, 2021 and 2020, an increase of $1,454,463. The Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $4,413,434 to $5,090,788 for the six months ended June 30, 2021 from $677,354 for the six months ended June 30, 2020. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $4,110,000 for the six months ended June 30, 2021 compared to June 30, 2020. Consulting fees increased $104,000 for the six months ended June 30, 2021 compared to June 30, 2020, resulting from fees paid to raise capital. Payroll increased $122,000 resulting from the Chief Executive Officer’s salary for the six months ended June 30, 2021 compared to June 30, 2020. Additionally, impairment of the Chore Check, LLC assets of $112,000 contributed to the increase for the six months ended June 30, 2021 compared to June 30, 2020.

Interest Expense

During the six months ended June 30, 2021, the Company incurred interest expense of $575,947, compared to $380,347 for the six months ended June 30, 2020, an increase of $195,600. The increase in interest expense relates to additional debt outstanding.

Forgiveness of Debt

During the six months ended June 30, 2021, the Company had $95,425 of debt forgiven compared to $0 for the six months ended June 30, 2020. On January 28, 2021, the Company received notification that the Paycheck Protection Plan loan was forgiven in full by the Small Business Administration and therefore $79,500 was recognized as forgiveness of debt during the six months ended June 30, 2021.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

The Company also had $13,925 of vendor debt forgiven during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of August 16, 2021 we had cash on hand of approximately $2.5 million.

Net cash used in operating activities increased $1,703,976 to $2,355,054 for the six months ended June 30, 2021 as compared to $651,078 for the six months ended June 30, 2020.  The increase resulted primarily from the increased development costs to launch the MazoolaSM app and continue enhancements to increase its marketability. Additionally, the Company issued common stock and options with total fair value of $5,376,276 rather than having to expend cash.

Net cash provided by financing activities increased to $4,740,000 for the six months ended June 30, 2021 from $241,500 for the six months ended June 30, 2020.  Cash provided by financing activities during the six months ended June 30, 2021, consisted of convertible notes payable to provide capital to continue operations.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the fourth quarter of 2021. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond January 2022.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of June 30, 2021, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2021 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2021, the Company exchanged a note payable in the principal amount of $450,000, plus accrued interest of $67,000 for a 4% Secured Convertible Note in the amount of $517,000.

From July 1, 2021 through August 16, 2021, the Company sold 5,000 shares of the Company’s Series B Preferred stock in a private placement to an accredited investor and received proceeds of $450,000.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure set forth in Part II – Item 2 above is incorporated by reference.

ITEM 6. EXHIBITS

10.1	Settlement Agreement Regarding Convertible Debenture dated June 1, 2021 between the company and Nehemiah Partners I LP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGO PAYMENT ARCHITECTURES, INC.

	By:	/s/ Scott McPherson
Scott McPherson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: August 16, 2021