Form 10-Q
period 2021-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2021-11-15
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,366,102 shares of common stock outstanding at November 15, 2021.

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

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,719,658	$273,176
Prepaid expenses	108,157	162,840
Deposits	341	341

TOTAL CURRENT ASSETS	1,828,156	436,357

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $244,527 and $221,925	347,081	328,486
	347,081	328,486

TOTAL ASSETS	$2,175,237	$764,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$5,797,781	$5,631,518
Accounts payable and accrued expenses - related parties	169,599	289,704
Embedded derivative liability	-	10,987,578
Paycheck protection program loan payable	-	81,500
Loans payable	42,600	42,600
Deferred revenue	-	200,000
10% secured convertible notes payable - stockholders	-	3,116,357
Notes payable - stockholders, net of discount of $0 and $40,031	595,000	1,095,000
4% secured convertible notes payable - stockholders	-	9,494,250
Preferred stock dividend liability	7,657,251	7,195,243

TOTAL CURRENT LIABILITIES	14,262,231	38,133,750

LONG-TERM LIABILITIES
10% secured convertible notes payable - stockholders	3,316,357	-
4% secured convertible notes payable - stockholders	14,781,250	-
TOTAL LONG-TERM LIABILITIES	18,097,607	-

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 102,350 shares issued and outstanding at September 30, 2021 and 107,850 issued and outstanding at December 31, 2020	10	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 33,656 shares issued and outstanding at September 30, 2021 and 28,378 issued and outstanding at December 31, 2020	3	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 123,366,102 shares issued and outstanding at September 30, 2021 and 120,096,866 shares issued and outstanding at December 31, 2020	12,337	12,010

Additional paid in capital	67,331,777	61,447,232

Accumulated deficit	(97,456,125)	(98,770,661)

Noncontrolling interests	(72,603)	(57,502)

STOCKHOLDERS' DEFICIT	(30,184,601)	(37,368,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,175,237	$764,843

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET REVENUE	$1,068	$-	$2,341	$-

OPERATING EXPENSES
Transaction expense	38,389	-	114,448	-
Sales and marketing	178,404	22,784	802,017	41,123
Product development	631,977	474,151	2,279,893	667,604
General and administrative	208,497	928,181	5,299,285	1,605,535
Total operating expenses	1,057,267	1,425,116	8,495,643	2,314,262

NET OPERATING LOSS	(1,056,199)	(1,425,116)	(8,493,302)	(2,314,262)

OTHER INCOME (EXPENSE)
Interest income	51	-	310	-
Forgiveness of debt	-	422,419	95,425	422,419
Interest expense	(252,621)	(192,216)	(828,568)	(572,563)
Change in fair value of embedded derivative liability	-	(232,600)	-	(232,600)
	(252,570)	(2,397)	(732,833)	(382,744)

NET LOSS	(1,308,769)	(1,427,513)	(9,226,135)	(2,697,006)

LESS: Accrued preferred dividends	72,219	(271,780)	(462,008)	(815,340)
Net loss attributable to noncontrolling interests	-	313	101	1,039

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,236,550)	$(1,698,980)	$(9,688,042)	$(3,511,307)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.08)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,366,102	119,596,866	122,574,431	119,666,310

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2021

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock
	Number		Number		Number		Number		Additional
	of		of		of		of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as previously reported	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(98,770,661)	$(57,502)	$(37,368,907)

Adoption of new accounting principle for embedded derivative liabilities	-	-	-	-	-	-	-	-	-	10,987,578	-	10,987,578

Balance, December 31, 2020, as adjusted	107,850	11	28,378	3	-	-	120,096,866	12,010	61,447,232	(87,783,083)	(57,502)	(26,381,329)

Conversion of Series A Preferred shares into common stock	(5,500)	(1)	-	-	-	-	611,111	61	(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021 (Unaudited)	102,350	10	28,378	3	-	-	122,737,977	12,274	65,061,411	(92,690,897)	(62,603)	(27,679,802)

Issuance of common stock to board members and employees	-	-	-	-	-	-	600,000	60	620,940	-	-	621,000
Exercise of options, cashless	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	1,161,089	-	-	1,161,089
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,113)	(5,000)	(267,113)
Net loss	-	-	-	-	-	-	-	-	-	(3,271,565)	-	(3,271,565)

Balance, June 30, 2021 (Unaudited)	102,350	10	28,378	3	-	-	123,366,102	12,337	66,843,437	(96,224,575)	(67,603)	(29,436,391)

Sale of Series B Preferred stock	-	-	5,278	-	-	-	-	-	475,020	-	-	475,020
Fair value of options for services	-	-	-	-	-	-	-	-	13,320	-	-	13,320
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	77,219	(5,000)	72,219
Net loss	-	-	-	-	-	-	-	-	-	(1,308,769)	-	(1,308,769)

Balance, September 30, 2021 (Unaudited)	102,350	$10	33,656	$3	-	$-	123,366,102	$12,337	$67,331,777	$(97,456,125)	$(72,603)	$(30,184,601)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock
	Number		Number		Number		Number		Additional
	of		of		of		of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Issuance of warrants for services	-	-	-	-	-	-	-	-	74,886	-	-	74,886
Fair value of options for services	-	-	-	-	-	-	-	-	25,663	-	-	25,663
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(746,535)	(257)	(746,792)

Balance, March 31, 2020 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	60,334,398	(84,144,258)	200,792	(23,597,094)

Issuance of warrants for services	-	-	-	-	-	-	-	-	49,599	-	-	49,599
Fair value of options for services	-	-	-	-	-	-	-	-	21,314	-	-	21,314
Fair value of options for interest	-	-	-	-	-	-	-	-	4,470	-	-	4,470
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(522,232)	(469)	(522,701)

Balance, June 30, 2020 (Unaudited)	107,850	11	28,378	3	-	-	119,596,866	11,960	60,409,781	(84,933,270)	195,323	(24,316,192)

Fair value of common stock issued for services	-	-	-	-	-	-	750,000	75	187,425	-	-	187,500
Common stock forfeited	-	-	-	-	-	-	(250,000)	(25)	25	-	-	-
Fair value of warrants for services	-	-	-	-	-	-	-	-	59,563	-	-	59,563
Fair value of options for services	-	-	-	-	-	-	-	-	629,690	-	-	629,690
Fair value of options issued for forgiveness of debt	-	-	-	-	-	-	-	-	27,690	-	-	27,690
Fair value of options for interest	-	-	-	-	-	-	-	-	10,290	-	-	10,290
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(266,780)	(5,000)	(271,780)
Net loss	-	-	-	-	-	-	-	-	-	(1,427,200)	(313)	(1,427,513)

Balance, September 30, 2020 (Unaudited)	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,324,464	$(86,627,250)	$190,010	$(25,100,752)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,226,135)	$(2,697,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of options issued for interest on notes payable	-	14,760
Fair value of common stock issued in exchange for services	2,551,000	187,500
Fair value of options and warrants issued in exchange for services	2,592,035	888,405
Change in fair value of embedded derivative liability	-	232,600
Accretion of discount on notes payable	-	40,031
Impairment loss	111,817	-
Depreciation and amortization	22,602	21,123
Forgiveness of debt	(95,425)	422,419
(Increase) decrease in assets
Prepaid expenses	54,683	(213,905)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	382,187	131,737
Accounts payable and accrued expenses - related parties	(120,106)	(386,612)

Net cash used in operating activities	(3,727,342)	(1,358,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(41,196)	-
Net cash used in investing activities	(41,196)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	20,000	-
Proceeds from sale of Series B Preferred stock	475,020	-
Proceeds from notes payable - stockholders	-	15,000
Repayment of notes payable - stockholders	(50,000)	(15,000)
Proceeds from convertible notes payable - stockholders	4,770,000	1,860,000
Proceeds from paycheck protection program loan	-	81,500

Net cash provided by financing activities	5,215,020	1,941,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,446,482	582,552

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	273,176	430,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,719,658	$1,012,628

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$71,606	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$462,008	$815,341

Exchange of notes payable - stockholders for 4% secured convertible notes payable	$-	$107,000

Forfeited common stock	$-	$25

Options issued for software	$111,817	$-

Issuance of common stock for accounts payable	$135,000	$-

Conversion of Series A Preferred stock to common stock	$61	$-

Adoption of new accounting principle for embedded derivative liabilities affecting accumulated deficit	$10,987,578	$-

Exchange of deferred revenue for 10% convertible notes payable	$200,000	$-

Cashless conversion of options into common stock	$3	$-

Exchange of note payable - stockholder and accrued interest for 4% convertible note payable	$517,000	$-

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

There were minimal operations at ZS during the three and nine months ended September 30, 2021 and 2020.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment Platform and access to the patents from REGO.

There were minimal operations at ZPS during the three and nine months ended September 30, 2021 and 2020.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three and nine months ended September 30, 2021 and 2020.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three and nine months ended September 30, 2021 and 2020.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three and nine months ended September 30, 2021 and 2020.

REGO Data Solutions, Inc. (“RDS”)

RDS was incorporated in the State of Delaware on February 25, 2021 as a wholly-owned subsidiary of REGO for the purpose of maintaining data collected by MazoolaSM.

There were minimal operations at RDS during the three and nine months ended September 30, 2021.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2020 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify US GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this pronouncement on January 1, 2021, and there was not a material impact on the financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update affect entities that issue convertible instruments and/or contracts in an entity’s own equity. For convertible instruments, the instruments primarily affected are those issued with beneficial conversion features or cash conversion features because the accounting models for those specific features are removed. However, all entities that issue convertible instruments are affected by the amendments to the disclosure requirements in this Update. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives under the prior guidance because of failure to meet the settlement conditions of the derivatives scope exception related to certain requirements of the settlement assessment. FASB simplified the settlement assessment by removing the requirements (1) to consider whether the contract would be settled in registered shares, (2) to consider whether collateral is required to be posted, and (3) to assess shareholder rights. Those amendments also affect the assessment of whether an embedded conversion feature in a convertible instrument qualifies for the derivatives scope exception. Additionally, the amendments in this Update affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The FASB decided to allow entities to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassified $10,987,578 between debt and accumulated deficit.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2021, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of November 15, 2021, the Company has a cash position of approximately $1.2 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through January 2022.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2021 and December 31, 2020, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $127,877 and $184,507, consisting of $127,877 and $78,462 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $0 and $106,045.

Additionally, as of September 30, 2021 and December 31, 2020, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $10,349 and $21,549, pursuant to a consulting agreement.

As of September 30, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $31,373 and $83,648 in unpaid salary.

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

NOTE 6 – LOANS PAYABLE

Loans payable as of September 30, 2021 and December 31, 2020 were $42,600. Interest accrued on the loans at 0% and 10% was $3,550 and $2,790 as of September 30, 2021 and December 31, 2020. Interest expense related to these loans payable was $256 and $760 for the three and nine months ended September 30, 2021 and $1,465 and $4,366 for the three and nine months ended September 30, 2020.

NOTE 7 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry.

During the nine months ended September 30, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 8).

NOTE 8 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently to October 31, 2022, with the consent of the Note holders.

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

During the nine months ended September 30, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 7).

The Notes are recorded as a long-term liability as of September 30, 2021 and a current liability as of December 31, 2020 in the amount of $3,316,357 and 3,116,357. Interest accrued on the Notes was $2,096,693 and $1,855,368 as of September 30, 2021 and December 31, 2020. Interest expense related to these Notes payable was $82,909 and $241,325 for the three and nine months ended September 30, 2021 and $70,329 and $210,987 for three and nine months ended September 30, 2020.

NOTE 9 – NOTES PAYABLE – STOCKHOLDERS

During the nine months ended September 30, 2021 and 2020, the Company issued $100,000 and $0 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. This loan also included an option to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.20 and a term of two years. The option was valued at $74,518 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 124.3%, risk free interest rate of 0.11% and expected life of 2 years. The relative fair value of the option of $42,699 was recorded as a discount to the loan payable in accordance with FASB ASC 835-30-25, Recognition, and was accreted over the term of the note payable for financial statement purposes. The note payable was repaid in full, plus interest, on March 2, 2021 and the full amount of the discount was accreted to interest expense.

During the nine months ended September 30, 2021, the Company repaid $50,000 principal of one of the loans outstanding and then later exchanged the remaining $450,000 principal of that loan for a 4% Secured Convertible Note in the amount of $517,000, which included accrued interest of $67,000 (Note 10). The holder of this Note was given an option to purchase a total of 88,889 shares of the Company’s Series B Preferred Stock, which requires all cash purchases of Series B Preferred Stock at $90.00 per share, as detailed below, to be made to the Company by the due dates in order to prevent the termination of the option as follows:

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

The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 1.5 months and fully vested was valued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.04% and expected life of 1.5 months.

The options to purchase Series B Preferred Stock on July 20, 2021 and August 23, 2021, were exercised by the holder of the note payable and the Company issued 5,000 shares of Series B Preferred Stock (Note 12).

On September 30, 2021, the Company extended the deadline date for the exercise of the option expiring on October 4, 2021 to November 1, 2021 related to the $517,000 note payable (Note 9) and revalued the option accordingly. The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 1.5 months and fully vested was revalued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.07% and expected life of 1.5 months.

These notes payable are recorded as a current liability as of September 30, 2021 and December 31, 2020 in the amount of $595,000 and $1,095,000. Interest accrued on the notes, as of September 30, 2021 and December 31, 2020 was $174,781 and $115,917. Interest expense including accretion of discount was $20,844 and $204,411 for the three and nine months ended September 30, 2021 and $21,727 and $104,740 for the three and nine months ended September 30, 2020.

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

The maturity dates of the New Secured Notes were extended by the investors to October 31, 2022.

During the nine months ended September 30, 2021, the Company issued $4,770,000 aggregate principal amount of its New Secured Notes to certain investors.

In addition, during the nine months ended September 30, 2021, the Company exchanged the remaining $450,000 principal of a Note Payable and accrued interest of $67,000 for a for 4% Secured Convertible Note in the amount of $517,000 (Note 9).

The New Secured Notes are recorded as a long-term liability in the amount of $14,781,250 as of September 30, 2021 and a current liability in the amount of $9,494,250 as of December 31, 2020. Interest accrued on the New Secured Notes was $1,404,707 and $1,019,180 as of September 30, 2021 and December 31, 2020. Interest expense related to these notes payable was $148,036 and $385,527 for the three and nine months ended September 30, 2021 and $88,405 and $237,711 for the three and nine months ended September 30, 2020.

NOTE 11 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2021 and 2020.

As of January 1, 2021, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2021 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2021, and there was no accrual for uncertain tax positions as of September 30, 2021. Tax years from 2017 through 2020 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2021 and 2020, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the nine months ended September 30, 2021, certain holders of the Series A Preferred Stock converted 5,500 shares of the Series A Preferred Stock into 611,111 shares of the Company’s common stock. The Company reversed the cumulative accrued dividends associated with the shares upon conversion in the amount of $342,167.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $6,058,080, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

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

During the third quarter of 2021, the Company sold 5,278 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $475,020, of which $450,000 was from the exercise of options issued with notes payable – stockholders (Note 9).

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of September 30, 2021, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2021, the value of the cumulative 8% dividends for all Rego preferred stock was $7,598,918. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of September 30, 2021, the value of the cumulative 8% dividends for ZS preferred stock was $58,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay the financial advisor a success fee equal to 6% of the capital committed in a capital transaction involving the sale of the Company.

Option Amendments and Adjustments

On June 3, 2021, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 600,000 shares of common stock of the Company at exercise prices of $0.90 per share. These options were scheduled to expire at various dates during 2021 and were each extended to June 15, 2022. The increase in fair value of this term extension was $258,622 which was expensed during the nine months ended September 30, 2021. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 116.9%, risk free interest rate of 0.04%, and expected option life of 1.03 years.

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

NOTE 14 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2021, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and 0 shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of September 30, 2021, under the 2013 Plan, grants of restricted stock and options to purchase 4,700,000 shares of common stock have been issued and are unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2021:

Risk Free Interest Rate	0.3%
Expected Volatility	138.7%
Expected Life (in years)	3.1
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.75

During the nine months ended September 30, 2021, the Company issued options to purchase 3,147,500 shares of the Company’s common stock to various consultants and employees. The options were valued at $2,333,411 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately. The Company also issued an option to purchase 100,000 shares of the Company’s common stock to Chore Check, LLC with a fair value of $111,817. The $111,817 was capitalized as fixed assets and subsequently deemed to be impaired in full and expensed (Note 3).

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	10,012,500	$0.50	2.5	$8,782

Granted	3,247,500	0.93
Exercised	(117,500)	0.25
Expired	(1,350,000)	0.75

Balance, September 30, 2021	11,792,500	$0.59	2.2	$4,804

Exercisable at September 30, 2021	11,792,500	$0.59	2.2	$4,804

Exercisable at September 30, 2021 and expected to vest thereafter	11,792,500	$0.59	2.2	$4,804

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.99 for Rego’s common stock on September 30, 2021.

Rego expensed $13,320 and $2,592,036 for the three months and nine months ended September 30, 2021 and $667,670 and $719,117 for the three and nine months ended September 30, 2020 with respect to options.

As of September 30, 2021, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2021 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the nine months ended September 30, 2021:

	Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	3,375,000	$0.90	1.1	$1,620

Expired	(175,000)	0.90	-

Balance, September 30, 2021	3,200,000	$0.90	0.4	$286

Exercisable at September 30, 2021	3,200,000	$0.90	0.4	$286

Exercisable at September 30, 2021 and expected to vest thereafter	3,200,000	$0.90	0.4	$286

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.99 for Rego’s common stock on September 30, 2021.

Rego expensed $0 for the three and nine months ended September 30, 2021 and $59,563 and $184,048 for the three and nine months ended September 30, 2020 with respect to warrants.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2021:

	ZS Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, September 30, 2021	1,600,000	$5.00	2.2	$-

Exercisable at September 30, 2021	1,600,000	$5.00	2.2	$-

Exercisable at September 30, 2021 and expected to vest thereafter	1,600,000	$5.00	2.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZS’s warrants for the nine months ended September 30, 2021:

	ZS Warrants Outstanding
			Weighted -
			Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	83,334	$3.00	0.9	$83

Balance, September 30, 2021	83,334	$3.00	0.1	$83

Exercisable at September 30, 2021	83,334	$3.00	0.1	$83

Exercisable at September 30, 2021 and expected to vest thereafter	83,334	$3.00	0.1	$83

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, ZS expensed $0 with respect to warrants.

The following table summarizes the activities for ZCS’s stock options for the nine months ended September 30, 2021:

	ZCS Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted -	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, September 30, 2021	1,600,000	$5.00	2.2	$-

Exercisable at September 30, 2021	1,600,000	$5.00	2.2	$-

Exercisable at September 30, 2021 and expected to vest thereafter	1,600,000	$5.00	2.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, ZCS expensed $0 with respect to options.

NOTE 15 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and nine months ended September 30, 2021 were $0 and $101 and for the three and nine months ended September 30, 2020 were $313 and $1,039.

NOTE 16 – OPERATING LEASES

For the three and nine months ended September 30, 2021, total rent expense under leases amounted to $805 and $3,087 and for the three and nine months ended September 30, 2020, total rent expense under leases amounted to $1,130 and $13,116. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2021.

NOTE 17 – SUBSEQUENT EVENTS

On October 29, 2021, the Company extended the deadline date for the exercise of the option expiring on November 1, 2021 to November 23, 2021 related to the $517,000 note payable (Note 9) and revalued the option accordingly. The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 0.1 months and fully vested was revalued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.05% and expected life of 0.1 months.

On November 5, 2021, the Company sold 556 shares of the Company’s Series B Preferred Stock in a private placement to an accredited investor and received proceeds of $50,000.

On November 8, 2021, two Series A Preferred shareholders elected to convert a total of 750 shares of the Company’s Series A Preferred stock into 83,333 shares of the Company’s common stock.

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

We have launched our MazoolaSM app. We plan to develop additional enhancements to the app and develop a web based platform, which is expected to be completed in the fourth quarter of 2021.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following discussion analyzes our results of operations for the three months ended September 30, 2021 and 2020. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2021 and 2020 we generated revenues of $1,068 and $0.

Net Loss

For the three months ended September 30, 2021 and 2020, we had a net loss of $1,308,769 and $1,427,513.

Transaction Expense

Transaction expense for the three months ended September 30, 2021 was $38,389 compared to $0 for the three months ended September 30, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2021 were $178,404 compared to $22,784 for the three months ended September 30, 2020, an increase of $155,620. This resulted from hiring consultants to develop and execute a marketing plan.

Product Development

Product development expenses were $631,977 and $474,151 for the three months ended September 30, 2021 and 2020, an increase of $157,826. The Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses decreased $719,684 to $208,497 for the three months ended September 30, 2021 from $928,181 for the three months ended September 30, 2020. This resulted from the Company issuing shares of common stock and options to Board members and officers, in the amount of approximately $710,000, during the three months ended September 30, 2020 versus $0 for the three months ended September 30, 2021.

Forgiveness of Debt

Forgiveness of debt decreased $422,419 to $0 for the three months ended September 30, 2021. This resulted from forgiveness of debt for three months ended September 30, 2020 related to accrued payroll.

Interest Expense

During the three months ended September 30, 2021, the Company incurred interest expense of $252,621, compared to $192,216 for the three months ended September 30, 2020, an increase of $60,405. The increase in interest expense relates to additional debt outstanding.

Change in Fair Value of Embedded Derivative Liability

The change in fair value of embedded derivative liability decreased to $0 for the three months ended September 30, 2021 from $232,600 for the three months ended September 30, 2020 as a result of the Company adopting FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassified $10,987,578 between debt and accumulated deficit.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following discussion analyzes our results of operations for the nine months ended September 30, 2021 and 2020. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2021 and 2020 we generated revenues of $2,341 and $0.

Net Loss

For the nine months ended September 30, 2021 and 2020, we had a net loss of $9,226,135 and $2,697,006.

Transaction Expense

Transaction expense for the nine months ended September 30, 2021 was $114,448 compared to $0 for the nine months ended September 30, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2021 were $802,017 compared to $41,123 for the nine months ended September 30, 2020, an increase of $760,894. This resulted from the issuance of options to consultants involved with the marketing of the MazoolaSM app and monthly consulting fees.

Product Development

Product development expenses were $2,279,893 and $667,604 for the nine months ended September 30, 2021 and 2020, an increase of $1,612,289. The Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $3,693,750 to $5,299,285 for the nine months ended September 30, 2021 from $1,605,535 for the nine months ended September 30, 2020. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $3,523,000 for the nine months ended September 30, 2021 compared to September 30, 2020. Additionally, impairment of the Chore Check, LLC assets of $112,000 contributed to the increase for the nine months ended September 30, 2021 compared to September 30, 2020.

Forgiveness of Debt

During the nine months ended September 30, 2021, the Company had $95,425 of debt forgiven compared to $422,419 for the nine months ended September 30, 2020. On January 28, 2021, the Company received notification that the Paycheck Protection Plan loan was forgiven in full by the Small Business Administration and therefore $79,500 was recognized as forgiveness of debt during the nine months ended September 30, 2021.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

The Company also had $13,925 of vendor debt forgiven during the nine months ended September 30, 2021 and for the three months ended September 30, 2020 recognized $422,419 of forgiveness of debt related to accrued payroll.

Interest Expense

During the nine months ended September 30, 2021, the Company incurred interest expense of $828,568, compared to $572,563 for the nine months ended September 30, 2020, an increase of $256,005. The increase in interest expense relates to additional debt outstanding.

Change in Fair Value of Embedded Derivative Liability

The change in fair value of embedded derivative liability decreased to $0 for the nine months ended September 30, 2021 from $232,600 for the nine months ended September 30, 2020 as a result of the Company adopting FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassified $10,987,578 between debt and accumulated deficit.

Liquidity and Capital Resources

As of November 15, 2021 we had cash on hand of approximately $1.2 million.

Net cash used in operating activities increased $2,368,394 to $3,727,342 for the nine months ended September 30, 2021 as compared to $1,358,948 for the nine months ended September 30, 2020.  The increase resulted primarily from the increased development costs to launch the MazoolaSM app and continued enhancements to increase its marketability. Additionally, the Company issued common stock and options with total fair value of $5,143,035 rather than having to expend cash.

Net cash used in investing activities increased $41,196 for the three months ended September 30, 2021 from the three months ended September 30, 2020 as a result of patent expenses related to current patents.

Net cash provided by financing activities increased to $5,215,020 for the nine months ended September 30, 2021 from $1,941,500 for the nine months ended September 30, 2020.  Cash provided by financing activities during the nine months ended September 30, 2021, consisted of proceeds from convertible notes payable and the sale of Series B Preferred Stock to provide capital to continue operations.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the first quarter of 2022. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2021 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2021, the Company sold 556 shares of the Company’s Series B Preferred Stock in a private placement to an accredited investor and received proceeds of $50,000.

On November 8, 2021, two Series A Preferred shareholders elected to convert a total of 750 shares of the Company’s Series A Preferred stock into 83,333 shares of the Company’s common stock.

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
Date: November 15, 2021