Form 10-K
period 2021-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2022-03-31
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 0-53944

REGO PAYMENT ARCHITECTURES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2327649
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
325 Sentry Parkway, Suite 200	19422
Blue Bell, PA
(Address of Principal Executive Offices)	(Zip Code)
(267) 465-7530
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
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

Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $91,771,141 as of June 30, 2021 based on the price at which the common stock of the registrant was last sold as reported by the OTC Bulletin Board. Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

The registrant had 123,441,102 shares of common stock outstanding as of the close of business on March 31, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2021

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

Additionally, the European Parliament and Council agreed upon the General Data Protection Regulation (“GDPR”) in April 2016, to replace the Data Protection Directive 95/46/EC. This is the primary law regulating how companies protect European Union (“EU”) citizens’ personal data. GDPR became effective on May 25, 2018. Companies that fail to achieve GDPR compliance are subject to severe fines and penalties.

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

Revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested.  There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

Industry Background

In 2020, it was estimated that approximately 26% of the world’s population, estimated at 7.8 billion, or approximately 2.0 billion people were under age 15. This is primarily Generation Z (“Gen Z”) and Generation Alpha (“Gen Alpha”).

Gen Z are those born between 1997 and 2010, and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. They have been coined with the names “True Gen,” the “iGeneration,” “Homelanders,” “Generation Connected,” and “Dot Com Kids.” Gen Z has an estimated spending power of $323 billion per year, while it is estimated that Gen Z influences $600 billion in family spending per year.

They use the mobile internet more than any other generation on a daily basis as a communication tool and a method to stay connected with the people and things that are important to them. Studies have shown that Gen Z spends over 8 hours per week online on average, 4.5 hours per day on their mobile phones and 3.5 hours per day on their laptops. They are online for 10 or more hours per day with the use of smartphones, tablets, laptops, desktops and TV’s. Gen Z are 2 times more likely to shop online than Millennials. Additionally, 62 percent of Gen Z have reported worrying about the use of their personal information by companies.

Gen Alpha are those born since the year 2010. They are the children of the Millennials and are sometimes referred to as mini Millennials. They will be the first generation entirely born and shaped in the 21st century. They have become known as “Digital Natives.” They are the most materially endowed and technologically literate generation on Earth. While not much information has been observed as of yet, Gen Alpha has been projected to be the best-educated, the most technologically immersed, the wealthiest and the generation most likely to spend some or all of their childhood in living arrangements without both of their biological parents. Millennials tend to provide mini versions of what they have themselves to Gen Alpha. Thus Gen Alpha is more likely to seek out best brands and best products and have the ability to differentiate knockoff brands. This is the next generation to watch as they have already begun to spend and influence spending.

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

With Gen Z and Gen Alpha in mind, the Company is focusing on the financial technology (“FinTech“) industry.  There are several fields affected by FinTech including banking, insurance, loans, personal finance, electronic payments, venture capital and wealth management. The brands that appear in the FinTech industry include Apple, Goldman Sachs, PWC, JP Morgan, Samsung, Amazon and Paypal to name a few.

The key metrics to FinTech industry are as follows:

•	The worth of the global financial sector is expected to be $28.5 trillion by 2025 with a 6% Capital Annual Growth Rate.
•	Market share over 48 FinTech companies is now worth over $187 billion (through the first half of 2019).
•	Goldman Sachs estimated in 2015 that it was estimated that FinTech would eventually disrupt up to $4.7 trillion of revenue that traditional financial services now make.
•	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.
•	Digital payments is one of the biggest FinTech products and maintains 25% of the FinTech market.

The FinTech companies are not restricted to the same degree by regulatory compliance nor antiquated systems with which the established financial services companies contend, although governments at all levels are increasing their interest in the industry.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience.  Fueled partially by the coronavirus pandemic, the percentage of U.S. customers using FinTech increased from 58% in 2020 to 88% in 2021. Additionally, it has been reported that 95% of Millennials use FinTech.

The innovations taking place in FinTech can be summarized in four categories:

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

Blockchain, a distributed ledger technology is also having a substantial impact on global finance. The two fastest-growing segments of FinTech are blockchain and regulatory technology (“regtech”). It is anticipated that blockchain technology will increase the global economy by $1.76 trillion by 2030. The largest economic impact will be tracking and tracing products and services estimated at $962 billion. Payments and financial services will be impacted by an approximate $433 billion. The sectors benefitting the most will be public administration, education and healthcare. The countries that will benefit the most are anticipated to be China ($440 billion) and the US ($407 billion).

P2P transfers were worth approximately $43 billion in 2018 and are expected to increase by 2026 to $567 billion. The largest P2P money transfer service has an estimated transaction volume of $272 billion with 65.3 million users. There is evidence to support the primary uses of P2P money transfers is the exchange of money between family and friends.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions are expected to save operational costs in the banking industry $7.3 billion globally by 2023. By the 2025, Robo-advisors are expected to manage $16 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

Mobile payments were $1.3 trillion in 2020 and were expected to reach $1.7 trillion in 2021. In 2018, the people using contactless payments numbered 440 million, and grew to 900 million in 2020. In 2019, there were approximately 2.1 billion mobile wallet users. It is forecasted that 90% of users will make a mobile payment using their smartphone by the end of 2021. By 2022, mobile transactions are expected to comprise 88% of all banking transactions, while mobile transactions are expected to grow 121%. App store spending is projected to increase to $157 billion worldwide in 2022, a 92% increase.

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

Other Consumer Privacy Protection Legislation

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Possible penalties under COPPA provide for civil penalties of $42,350 per violation, however, the FTC considers many factors when levying penalties. Among these are the ability of the company to stay in business after the penalty is imposed. Google and YouTube paid a record $170 million in 2019 to settle civil penalties brought by the FTC. Musical.ly (TikTok) agreed to a settlement of $5.7 million in February 2019. TechCrunch’s Verizon-owned parent, Oath, created from the merging of AOL and Yahoo, has agreed to pay approximately $5 million for violating COPPA in December 2018. The New York Attorney General has targeted Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues. In July 2021, Kuuhuub, Inc. was fined $3 million for violating COPPA.

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

GDPR fines rose to 412 penalties that totaled over €1 billion in 2021. Total penalties assessed under GDPR totaled €158.5 million in 2020. Among the top violators in 2021 were Google, with two violations ( total €150 million) and Facebook (€60 million),

The Opportunity

Gen Z and Gen Alpha are the core target user of our mobile payment app, MazoolaSM.

As consumers, Gen Z and Gen Alpha have deep pockets, but lack direct access to funds.

Their spending power is significant and growing. Gen Z has a combined buying power of $323 billion in direct spending. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases.  They are 2 times more likely to shop on mobile devices than Millennials.

Social and digital learning is key to Gen Z.

85% of Gen Z uses social media to learn about new products.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. In 2019, 20 states had enacted legislation or adopted resolutions regarding financial literacy and financial education issues. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within the system target both the parent and the child.  These built-in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

REGO has solved this issue by masking user data and maintaining separate identity and financial data flows. As a result, REGO can verify the age of the internet user through the transaction lifecycle on its Platform. Authenticating and validating the identity of the actual user on the internet maintains one of the more difficult cybersecurity challenges. Current approaches are mainly not for commercial use; however, there is investment in commercial innovation in this area. REGO’s data control features and its (mis)attribution approach is inextricably linked and a key to its scalability and extensibility.

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

REGO addresses hard industry problems such as:

• COPPA compliant technology with a key component being its ability to verify the age of an internet user

• A master and sub-account architecture with the ability to administer user-specific controls

• An advanced rules engine to provide strict automated compliance of the parental rules for each child

• Near real-time buying behavior database on minors - anonymized geolocation, age range and purchases

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

The following are the names and brief descriptions of our patents:

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

Research and Development

During 2021 and 2020, our research and product development expenses were approximately $2.8 million and $1.1 million, all of which were borne by us.

Our Revenue Model

Our ability to generate and grow revenue is affected by consumer spending patterns, merchants and consumer adoption of digital payment methods.  We are relying on the growth of mobile devices and the applications that will be used by merchants and consumers on those devices, and the transition from cash and checks to digital forms of payment, including cryptocurrencies.  Our strategy to drive revenue in our business includes the following:

•	Utilize our COPPA compliant platform to capitalize on mobile device applications

•	License or enter into revenue sharing agreements around our technology for use with compatible technologies focusing on digital forms of payment

•	Utilize the blockchain component of the platform in conjunction with cryptocurrencies

As of the date of this report, we have not generated significant revenue.  Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2022, we expect to seek additional revenue streams as follows:

•	Private labeling licenses for: FinTech companies, telecommunication vendors, distributors, and value added resellers (VAR).

•	User subscription fees based on premium services.

•	Transaction and processing fees for both closed and open network transactions.

•	Special services fees for ad hoc special requests.

•	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data).

•	Advertising revenue – for context based push messaging to subscribers

•	Shared transaction revenue or rebates from banking partners

Our Plan of Operation

We launched our MazoolaSM app in 2021. We plan to develop additional enhancements to the app and develop a web-based platform.

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

•	A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the MazoolaTM digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

•	Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistic/inventory management systems.

•	Predictive analytic products and services based on REGO’s anonymized data collection techniques.

•	A two-sided platform of the REGO offering, MazoolaPay, which is currently in later stage development. This provides a way for retailers to offer families a compliant payment offering when engaging in e-commerce transactions.

Sales and Marketing Strategy

In 2022, we are focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z and Gen Alpha population through the FinTech industry.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new model should not be subject to seasonality.

Competition

The global payments industry is highly competitive. There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings in the global payments industry which is already highly competitive.  It is continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses. Most of our current and potential competitors are larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, or broader geographic scope than we do, or offer products and services that we do not offer. Although payment services such as Zelle, Venmo, PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, while being compliant with COPPA and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We will compete against many companies that are larger than we are in a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers.  We will compete against various forms of payment methods including cash and checks, credit and debit cards, automated clearing house, mobile payments and other online payment services.

To compete effectively, we will focus a majority of our 2022 resources on product distribution and licensing and technology and product development.

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

Human Capital Resources

As of December 31, 2021, we had 3 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

We outsource our marketing efforts and most of our product development costs. Our relationship with all of these vendors is good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2021, have an accumulated deficit of approximately $99.5 million.  We incurred net losses to common shareholders of approximately $11.8 million during the year ended December 31, 2021 and approximately $15.7 million during the year ended December 31, 2020.  As of March 31, 2022 we had a cash position of approximately $2.6 million. Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2021 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the continuing effects of the novel coronavirus (“COVID-19”) pandemic.

The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change, including, but not limited to, the duration, scope, severity, proliferation of variants and increase in the transmissibility of the virus, its impact on the global economy, actions taken to contain or limit the impact of COVID-19, such as the availability and use of effective vaccines or treatments, geographic variation in how countries and states are handling the pandemic, and how quickly and to what extent normal economic and operating conditions may potentially resume.

The COVID-19 pandemic has adversely impacted and is likely to further adversely impact the operations of our customers, suppliers, vendors and other business partners, and may adversely impact our results of operations in the future. Cross-border and domestic commerce may be adversely impacted by measures taken by government authorities and businesses globally to contain and limit the spread of COVID-19, including travel restrictions, border closures, quarantines, shelter in place and lock down orders, mask and social distancing requirements, and business limitations and shutdowns. To the extent that such mitigation measures remain in place or are reinstated for significant periods of time, they may adversely affect our business, financial condition, and results of operations. Actions that we have taken or may take in the future intended to assist customers impacted by COVID-19 may negatively impact our results of operations. In particular, we have experienced and may continue to experience adverse financial impacts from a number of operational factors, including, but not limited to: increased cybersecurity and payment fraud risk; challenges to the availability and reliability of our products and services; and supply chain disruptions impacting our business.

While our business may benefit from the shift from in-store shopping and traditional payment methods towards e-commerce and digital payments, to the extent that customer preferences revert to pre-COVID-19 behaviors as the pandemic-related restrictions lessen, our business, financial condition, and results of operations could be adversely impacted.

The significant increase in working remotely as a result of the pandemic, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. Additionally, COVID-19 could require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The impacts of COVID-19, individually or collectively, could have a material adverse impact on our business, financial condition, and results of operations and have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section.

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

Our ability to attract new users, and encourage users to purchase items through our Platform, and use our payment services in times where consumer spending is weak could materially and adversely affect our business, financial condition and results of operations.

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

The techniques used to attempt to obtain unauthorized or illegal access to systems and information (including customers’ personal data), disable or degrade service, exploit vulnerabilities, or sabotage systems are constantly evolving, and in some circumstances may not be recognized or detected until after they have been launched against a target. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers, partners, or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing user names, passwords, payment card information, or other sensitive information used to gain access to such systems or facilities. This information may in turn be used to access our customers’ personal or proprietary information and payment data that are stored on or accessible through our information technology systems and those of third parties with whom we partner. Numerous and evolving cybersecurity threats, including advanced and persisting cyberattacks, cyberextortion, distributed denial-of-service attacks, ransomware, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure and those of third parties with whom we partner could compromise the confidentiality, availability, and integrity of the data in our systems. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

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

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2021 the Company does not meet.  The listing process can be lengthy, is discretionary and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2022, options and warrants for the purchase of 15,792,500 shares of our common stock were outstanding and 36,113,062 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have 177,829 shares of preferred stock outstanding (consisting of 102,350 shares of Series A Cumulative Convertible Preferred Stock and 75,479 shares of Series B Cumulative Convertible Preferred Stock), have authorized the issuance of up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,815,921 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares.  Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 54.7 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 325 Sentry Parkway, Blue Bell, PA 19422, and are leased on a month- to-month basis at $400 per month.

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

Common Stockholders

As of March 31, 2022 our shares of Common Stock were held by 150 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2021.

Sales of unregistered securities

During the fourth quarter of 2021, the Company issued 2,223 of the Company’s Series B Preferred Stock and received proceeds of $200,000 in a private placement to accredited investors under Section 4(a)(2) of the Securities Act. See note 12 of the financial statements contained herein for a description of the terms of the Series B Preferred Stock.

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

ITEM 6. [RESERVED]

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

We will utilize our three, patent supported, key differentiators :

1.	The ability to define data control settings from parent to child;

2.	The ability to (mis)attribute the child’s transaction and personal identification;

3.	The ability to disseminate transactional data on minors while remaining COPPA and GDPR compliant;

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following discussion analyzes our results of operations for the years ended December 31, 2021 and 2020. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2021 and 2020, we generated revenues of $2,628 and $0. Our revenue is generated from transactional sources with customers.

Net Loss

Our net loss attributable to common stockholders decreased $3.9 million to $11.8 million for the year ended December 31, 2021 compared to $15.7 million for the year ended December 31, 2020, as a result of increased operating expenses more than offset by the change in the fair value of the embedded derivative liability as further described below.

Transaction Expense

Transaction expense for the year ended December 31, 2021 was $165,018 compared to $0 for year ended December 31, 2020. These are transactional charges primarily for the operation of the MazoolaSM app, and the Chore Check app.

Sales and Marketing Expenses

Sales and marketing expenses increased by $1.4 million in 2021 to $1.5 million compared to $0.1 million in 2020. In 2021 we continued with marketing and designs for our mobile app and hired consultants to develop and execute the marketing plan.

Product Development

Product development expenses increased by $1.7 million in 2021 to $2.8 million compared to $1.1 million in 2020. During 2021, the Company continued the process to complete the development of the MazoolaSM app prior to its launch and then began developing further enhancements to the app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased by $3.6 million in 2021 to $5.6 million compared to $2.0 million in 2020.  This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, in the amount of approximately $4,225,000, during the year ended December 31, 2021 versus $536,000 for the year ended December 31, 2020.

Interest Expense

Interest expense increased $0.3 million to $1.1 million in 2021 compared to $0.8 million in 2020.  This was a result of the increase in debt resulting from successful financing activities.

Forgiveness of Debt

Forgiveness of debt decreased $0.3 million in 2021 to $0.1 million compared to $0.4 million in 2020. On January 28, 2021, the Company received notification that the Paycheck Protection Plan loan was forgiven in full by the Small Business Administration and therefore $79,500 was recognized as forgiveness of debt during the year ended December 31, 2021.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

The Company also had $13,925 of vendor debt forgiven during 2021.

During 2020, the Company negotiated agreements with the former Chief Executive Officer, consultants and employees that resulted in forgiveness of debt for the Company in the amount of $0.4 million.

Change in Fair Value of Embedded Derivative Liability

The change in fair value of embedded derivative liability decreased to $0 for the year ended December 31, 2021 from $11 million for the year ended December 31, 2020 as a result of the Company adopting FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The Company adopted the modified retrospective transition method of this pronouncement on January 1, 2021 and as a result reclassified $10,987,578 between debt and accumulated deficit.

During 2020, the price of the Company’s common stock rose above the intrinsic value of the conversion option per share related to the Company’s preferred stock and resulted in an increase in the fair value of the embedded derivative liability of $11.0 million.

Liquidity and Capital Resources

Net cash used in operating activities increased $2.9 million to $5.1 million for the year ended 2021 compared to $2.2 million for the year ended December 31, 2020.  The increase resulted primarily from increased spending for product development, marketing and share based compensation.

Net cash used in investing activities was $82,252 and $3,230 for the years ended December 31, 2021 and 2020. The Company applied for service marks and maintained the current patents.

Net cash provided by financing activities increased by $3.4 million to $5.4 million for the year ended December 31, 2021 compared to $2.0 million for the year ended December 31, 2020.  The Company was more successful in raising capital with the launch of the mobile app and the modifications to improve marketability.

Subsequent to December 31, 2021, the Company raised gross proceeds of $200,000 through the issuance of additional 4% secured convertible notes payable-stockholders and gross proceeds of $3,564,000 through the issuance of the Series B Cumulative Convertible Preferred Stock.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We do not believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. In 2021, we raised approximately $5.4 million through our issuance of financial instruments.  The MazoolaSM app was launched in February of 2021, however, we do not project that significant revenue will be developed until the third quarter of 2022. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if platform is developed and launched, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2022, the Company has a cash position of approximately $2.6 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through November 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2021 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	70	Chairman of the Board
Peter S. Pelullo	70	Director, Chief Executive Officer
Scott A. McPherson	60	Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2021, except that Mr. Pelullo failed to file three Form 4’s on a timely basis with respect to stock awards and Mr. Hannahs also failed to file one Form 4 with respect to a stock award.

 ITEM 11.  EXECUTIVE COMPENSATION.

 Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2021 and 2020:

				Stock		Option	All Other
		Salary	Bonus	Awards (1)		Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Peter S. Pelullo, Chief Executive Officer (2)	2021	184,046	-	1,631,000	(3)	-	-	1,815,046
	2020	78,462	-	62,500	(3)	117,518	-	258,480

Scott A. McPherson, Chief Financial Officer	2021	192,307	-	460,000		42,102	-	694,409
	2020	164,423	-	62,500		117,489	-	344,412

(1)	The value of the stock awards are based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 15 to the financial statements included in this Form 10-K.
(2)	Mr. Pelullo was appointed as Chief Executive Officer on August 11, 2020.
(3)	Stock was issued to International Corporate Management, Inc. a company owned by Peter S. Pelullo.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2021:

	Option awards						Stock awards
										Equity
										incentive
									Equity	plan awards:
				Equity					incentive	Market or
				incentive					plan awards:	payout
				plan awards:				Market	Number of	value of
	Number of		Number of	Number of			Number of	value of	unearned	unearned
	securities		securities	securities			shares or	shares or	shares, units	shares, units
	underlying		underlying	underlying			units of	units of	or other	or other
	unexercised		unexercised	unexercised	Option		stock that	stock that	rights that	rights that
	options		options	unearned	Exercise	Option	have not	have not	have not	have not
	(#)		(#)	options	Price	Expiration	vested	vested	vested	vested
Name	exercisable		unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Peter S. Pelullo	750,000	(a)	-	-	0.26	4/12/2023	-	-	-	-
	100,000	(a)	-	-	0.90	7/23/2023	-	-	-	-
	500,000	(a)	-	-	0.25	8/13/2025	-	-	-	-
	300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
	300,000	(c)	-	-	5.00	12/19/2023	-	-	-	-
Scott A. McPherson	750,000		-	-	0.26	4/12/2023	-	-	-	-
	100,000		-	-	0.90	7/23/2023	-	-	-	-
	500,000		-	-	0.25	8/18/2025	-	-	-	-
	300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
	300,000	(c)	-	-	5.00	12/19/2023	-	-	-	-
	50,000		-	-	0.90	1/15/2026	-	-	-	-

(a)	Options were issued to International Corporate Management, Inc. a company owned by Peter S. Pelullo.
(b)	Options were issued by Zoom Solutions, Inc., a majority-owned subsidiary of the Company.
(c)	Options were issued by Zoom Cloud Solutions, Inc., a majority-owned subsidiary of the Company.

No named executive officers exercised stock options or warrants during 2021.

Narrative Disclosure to Compensation Tables

Employment Agreements

On August 11, 2020, the Company appointed Peter S. Pelullo as its President and Chief Executive Officer. In connection with his appointment, on August 13, 2020, the Company entered into an Employment Agreement with Mr. Pelullo. The Employment Agreement has an initial term of two years and renews for successive one-year periods unless either party gives notice of intent to not renew the agreement at least 60 days prior to the renewal date. Notwithstanding the term, Mr. Pelullo’s employment is “at will” and is terminable at any time by either party, without further economic obligation beyond the termination date except as required by law. Mr. Pelullo is entitled to receive a base salary of $200,000 per year, subject to increase at the discretion of the Board of Directors. He is also eligible to receive an annual bonus.

The Employment Agreement also provided for the grant of a non-statutory stock option to acquire 500,000 shares of the common stock of the Company at an exercise price of $0.25 per share (or if greater, the fair market value of such stock on the grant date), vesting immediately. In addition, upon the sale or change in control of more than 50% of the Company, Mr. Pelullo will be granted a non-statutory stock option to acquire 500,000 shares of the common stock of the Company at the exercise price of the closing price per share on the date of sale or change of control (or if greater, the fair market value of such stock on the grant date), vesting immediately upon issuance.

The Employment Agreement also provided that Mr. Pelullo receive a grant of 250,000 shares of the common stock of the Company, vesting immediately. In addition, upon the sale of the Company or change in control of more than 50% of the Company, Mr. Pelullo will be granted 250,000 shares of the common stock of the Company, vesting immediately.

On July 16, 2015, the Company entered into an employment agreement with Scott A. McPherson as the Chief Financial Officer of the Company. The initial term was for two years and has been extended every year for one year periods and will continue to be extended for one year periods unless either party gives notice of an intent to not renew this agreement at least 60 days prior to the renewal date. Mr. McPherson’s salary was to be reviewed when the Company was able to raise $3 million through either debt or equity. Mr. McPherson is employed on an at will basis and his initial salary was $150,000 per annum, which was increased to 200,000 per annum on August 15, 2020. Mr. McPherson is eligible for an annual bonus at the discretion of the Board of Directors of the Company.

Stock Issuances

On February 8, 2021, Mr. Pelullo received a grant of 500,000 shares of the Company’s common stock valued at $575,000 and Mr. McPherson received a grant of 400,000 shares of the Company’s common stock valued at $460,000, for the launch of the MazoolaSM app.

On March 18, 2021, Mr. Pelullo received a grant of 500,000 shares of the Company’s common stock valued at $435,000, for raising $2 million for the Company.

On May 7, 2021, Mr. Pelullo received a grant of 600,000 shares of the Company’s common stock valued at $621,000, upon raising funds above the previous $2 million level.

Upon sale of the Company, Mr. McPherson will receive 250,000 shares of the Company’s common stock, as well as an option to purchase 500,000 shares of the Company’s common stock at an exercise price of the closing price per share on the date of sale or change in control that will vest immediately.

Option Issuances

On January 15, 2021, Mr. McPherson received an option to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, vesting immediately and a term of 5 years and valued at $42,102.

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2021 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2021.  In order to conserve cash, our non-employee directors did not receive cash compensation during 2021.

Nonqualified
				Non-equity incentive	deferred
	Fees earned or	Stock	Option	plan	compensation	All other
	paid in cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs (a)	-	460,000	-	-	-	-	460,000

(a)	At December 31, 2021, Mr. Hannahs held in the aggregate options to purchase a total of 1,250,000 shares of the Company’s common stock and options to purchase 500,000 shares of Zoom Solutions, Inc. and Zoom Cloud Solutions, Inc. common stock.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2021 as a result of our cost conservation efforts.  Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Stock Issuances

In lieu of cash compensation, on February 8, 2021, Mr. Hannahs received a grant of 400,000 shares of the Company’s common stock valued at $460,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2022, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	18,886,823	(b)	14.9%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		9.8%
Series B Cumulative Convertible Preferred	Suite 1600	22,223		56.1%
	Century City, CA 90067

Common	Peter S. Pelullo	17,553,983	(c)	14.1%
	c/o REGO Payment Architectures, Inc.
	325 Sentry Parkway, Suite 200
	Blue Bell, PA 19422

(a) This table has been prepared based on 123,441,102 shares of our common stock, 102,350 shares of Series A Cumulative Convertible Preferred Stock and 75,479 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2022.

(b) Consists of 8,310,555 shares of common stock, 100,000 shares underlying options exercisable at $0.90 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 22,223 shares of Series B convertible preferred stock, convertible into 2,222,300 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,792,858 shares of common stock, 11,411,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, 750,000 shares underlying options exercisable at $0.26 per share, and 100,000 shares underlying options exercisable at $0.90 per share and 500,000 shares underlying options exercisable at $0.25 per share. All of the options are held by International Corporate Management, Inc.

The following table shows beneficial ownership of the Company common stock as of March 31, 2022, by our directors and our executive officers and by all current directors and executive officers as a group:

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	17,553,983	(b)	14.1%

Gerald Hannahs	5,357,333	(c)	4.2%

Scott A. McPherson	2,100,000	(d)	1.7%

All current directors and executive officers as a group (3 persons)	25,011,316		19.1%

(a) This table has been prepared based on 123,441,102 shares of our common stock outstanding on March 31, 2022.  The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 4,792,858 shares of common stock, 11,411,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, 750,000 shares underlying options exercisable at $0.26 per share, and 100,000 shares underlying options exercisable at $0.90 per share and 500,000 shares underlying options exercisable at $0.25 per share. All of the options are held by International Corporate Management, Inc.

(c) Consists of 774,000 shares of common stock, 500,000 shares underlying options exercisable at $0.25 per share and 750,000 shares underlying options exercisable at $0.26 and 30,000 shares of Series A Convertible Preferred A stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 700,000 shares of common stock, 500,000 shares underlying options exercisable at $0.25 per share, 750,000 shares underlying options exercisable at $0.26 per share and 150,000 shares underlying options exercisable at $0.90 per share.

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	4,800,000	$0.14	300,000

Equity compensation plans not approved
by security holders: (b)	8,017,500	0.57	-

Total	12,817,500	$0.61	300,000

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Incentive Plan and the 2013 Equity Incentive Plan.
(b)	Options approved by the board but not governed by an Equity Incentive Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner.  The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2021 and December 31, 2020, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $95,185 and $184,507, consisting of $95,185 and $78,462 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $0 and $106,045.

As of December 31, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $35,988 and $83,648 in unpaid salary.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $10,000 per month, plus expenses.  As of December 31, 2021 and 2020, the Company owed the consultant $10,349 and $21,549. For the years ended December 31, 2021 and 2020, the Company has expensed $120,000 and $60,000 to this consultant.

As of December 31, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $35,988 and $83,648 in unpaid salary.

The Company entered into an agreement in 2021 and 2020 for the preparation of all of the corporate income taxes with a company owned by the Chief Financial Officer and expensed $10,000 for the years ended December 31, 2021 and 2020, in accordance with the agreement.

The amounts owed have been included in accounts payable and accrued expenses – related parties.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2021 and 2020 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2021 and 2020 were $39,000 and $37,000, respectively.

Audit-Related Fees

Fees billed for the years ended December 31, 2021 and 2020 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $37,500 and $35,662.

Tax Fees

During the fiscal years ended December 31, 2021 and 2020, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2021 and 2020, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

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

3.9

Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s current report on form 8-K filed with the Commission on August 24, 2021).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 8, 2013).

10.3	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.4	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.7	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.10	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.13	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed with the Commission on May 13, 2016)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.15	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.16	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18*	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.19*	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.20	Convertible Debenture dated as of December 15, 2019 issued by REGO Payment Architectures, Inc. in favor of Nehemiah Partners I, LP

10.21	Purchase of Business Agreement dated as of January 1, 2021 between Chore Check, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.22	Nonqualified Stock Option Agreement dated January 1, 2021 between Registrant and Chore Check, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.23*	Employment Agreement between the Registrant and Peter S. Pelullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 14, 2020).

10.24*	Agreement dated August 11, 2020 between the Registrant and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.25*	Settlement Agreement dated June 1, 2021 between Registrant and Nehemiah Partners I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10Q filed with the Commission on August 16, 2021.

10.26* **	Employment Agreement between the Registrant and Scott A. McPherson.

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

 * Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2022.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Scott A McPherson
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	March 31, 2022
Peter S. Pelullo

/s/Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	March 31, 2022
Scott A. McPherson

/s/ Gerald Hannahs	Chairman of the Board, Director	March 31, 2022
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

(Morison Cogen, LLP Blue Bell, Pennsylvania, PCAOB ID 00536)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of REGO Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of REGO Payment Architectures, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Morison Cogen, LLP

We have served as the Company’s auditor since 2008.

Blue Bell, Pennsylvania

March 31, 2022

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$553,131	$273,176
Prepaid expenses	108,131	162,840
Deposits	341	341

TOTAL CURRENT ASSETS	661,603	436,357

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $253,262 and $221,925	379,401	328,486
	379,401	328,486

TOTAL ASSETS	$1,041,004	$764,843

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,108,019	$5,631,518
Accounts payable and accrued expenses - related parties	141,522	289,704
Embedded derivative liability	-	10,987,578
Paycheck protection program loan payable	-	81,500
Loans payable	42,600	42,600
Deferred revenue	-	200,000
10% secured convertible notes payable - stockholders	3,316,357	3,116,357
Notes payable - stockholders	595,000	1,095,000
4% secured convertible notes payable - stockholders	14,781,250	9,494,250
Preferred stock dividend liability	7,928,199	7,195,243

TOTAL CURRENT LIABILITIES	32,912,947	38,133,750

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 102,350 shares issued and outstanding at December 31, 2021 and 107,850 issued and outstanding at December 31, 2020	10	11

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 35,879 shares issued and outstanding at December 31, 2021 and 28,378 issued and outstanding at December 31, 2020	4	3

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 123,441,102 shares issued and outstanding at December 31, 2021 and 120,096,866 shares issued and outstanding at December 31, 2020	12,344	12,010

Additional paid in capital	67,740,012	61,447,232

Accumulated deficit	(99,546,710)	(98,770,661)

Noncontrolling interests	(77,603)	(57,502)

STOCKHOLDERS' DEFICIT	(31,871,943)	(37,368,907)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,041,004	$764,843

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2021	2020

NET REVENUE	$2,628	$-

OPERATING EXPENSES
Transaction expense	165,018	-
Sales and marketing	1,454,325	85,975
Product development	2,837,012	1,138,164
General and administrative	5,612,413	2,017,969
Total operating expenses	10,068,768	3,242,108

NET OPERATING LOSS	(10,066,140)	(3,242,108)

OTHER INCOME (EXPENSE)
Interest income	333	-
Forgiveness of debt	95,425	422,499
Interest expense	(1,080,391)	(765,610)
Change in fair value of embedded derivative liability	-	(10,987,578)
	(984,633)	(11,330,689)

NET LOSS	(11,050,773)	(14,572,797)

LESS: Accrued preferred dividends	(732,955)	(1,087,122)
Net loss attributable to noncontrolling interests	101	201

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,783,627)	$(15,659,718)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.10)	$(0.13)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	122,775,473	119,773,949

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2021 and 2020

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2019	107,850	$11	28,378	$3	-	$-	119,596,866	$11,960	$60,233,849	$(83,130,943)	$206,049	$(22,679,071)

Fair value of common stock issued for services	-	-	-	-	-	-	750,000	75	187,425	-	-	187,500
Common stock forfeited	-	-	-	-	-	-	(250,000)	(25)	25	-	-	-
Fair value of warrants for services	-	-	-	-	-	-	-	-	184,048	-	-	184,048
Fair value of options for services	-	-	-	-	-	-	-	-	655,411	-	-	655,411
Fair value of options issued for forgiveness of debt	-	-	-	-	-	-	-	-	145,128	-	-	145,128
Fair value of options for interest	-	-	-	-	-	-	-	-	14,760	-	-	14,760
Fair value of options for rent	-	-	-	-	-	-	-	-	26,586	-	-	26,586
10% secured
convertible notes payable - stockholders	-	-	-	-	-	-	-	-	-	-	(243,350)	(243,350)
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(1,067,122)	(20,000)	(1,087,122)
Net loss	-	-	-	-	-	-	-	-	-	(14,572,596)	(201)	(14,572,797)

Balance, December 31, 2020, as previously reported	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(98,770,661)	$(57,502)	$(37,368,907)

Adoption of new accounting principle for embedded derivative liabilities	-	-	-	-	-	-	-	-	-	10,987,578	-	10,987,578

Balance, December 31, 2020, as adjusted	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(87,783,083)	$(57,502)	$(26,381,329)

Conversion of Series A Preferred stock into common stock	(5,500)	(1)	-	-	-	-	611,111	61	(60)	-	-	-
Sale of Series B Preferred stock	-	-	7,501	1	-	-	-	-	675,019	-	-	675,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	2,400,000	240	2,550,760	-	-	2,551,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	7	67,493	-	-	67,500
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Exercise of options, cashless	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	2,732,777	-	-	2,732,777
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(712,955)	(20,000)	(732,955)
Net loss	-	-	-	-	-	-	-	-	-	(11,050,672)	(101)	(11,050,773)

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,050,773)	$(14,572,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	2,618,500	187,500
Fair value of options issued for interest on notes payable	-	14,760
Fair value of options issued for rent	-	26,586
Fair value of options and warrants issued in exchange for services	2,732,775	984,587
Change in fair value of embedded derivative liability	-	10,987,578
Accretion of discount on notes payable	-	40,031
Impairment loss	111,817	-
Depreciation and amortization	31,337	29,367
Forgiveness of debt	(95,425)	422,419
Decrease in assets
Prepaid expenses	54,709	(162,840)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	692,429	264,122
Accounts payable and accrued expenses - related parties	(148,182)	(411,483)

Net cash used in operating activities	(5,052,813)	(2,190,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(82,252)	(3,230)
Net cash used in investing activities	(82,252)	(3,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	20,000	-
Proceeds from sale of Series B Preferred stock	675,020	-
Proceeds from notes payable - stockholders	-	15,000
Repayment of notes payable - stockholders	(50,000)	(15,000)
Proceeds from convertible notes payable - stockholders	4,770,000	1,955,000
Proceeds from paycheck protection program loan	-	81,500

Net cash provided by financing activities	5,415,020	2,036,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279,955	(156,900)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	273,176	430,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$553,131	$273,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$71,606	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Exchange of accrued interest for 10% secured convertible notes payable - stockholders	$-	$16,850
Accrued preferred dividends	$732,955	$1,087,122
Exchange of loans payable for 10% secured convertible notes payable - stockholders	$-	$43,000
Exchange of notes payable - stockholders for 4% secured convertible notes payable	$-	$107,000
Exchange of Zoom Solutions, Inc. common stock for 10% secured convertible notes payable - stockholders	$-	$243,250
Forfeited common stock	$-	$25
Options issued for software	$111,817	$-
Issuance of common stock for accounts payable	$202,000	$-
Conversion of Series A Preferred stock to common stock	$61	$-
Adoption of new accounting principle for embedded derivative liabilities affecting accumulated deficit	$10,987,578	$-
Exchange of deferred revenue for 10% convertible notes payable	$200,000	$-
Cashless conversion of options into common stock	$3	$-
Exchange of note payable - stockholder and accrued interest for 4% convertible note payable	$517,000	$-

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

Management believes that building on its COPPA advantage that the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of its technology platform (the “Platform”) that will allow its use across multiple financial markets where secure controlled payments are needed. The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets. These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology. Management believes this approach will enable the Company to reduce expenses while broadening its reach.

Revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested by the parent. There will be levels of subscription revenue paid monthly, service fees, transaction fees and revenue sharing and licensing with banking and distribution partners.

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

There were minimal operations at ZS during the years 2021 and 2020.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

There were minimal operations at ZPS during the years 2021 and 2020.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the years 2021 and 2020.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the years 2021 and 2020.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the years 2021 and 2020.

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

Revenue for the years ended December 31, 2021 and 2020 was $2,628 and $0. Revenues were derived from the operation of the Platform.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $1,063 and $3,000 for the years ended December 31, 2021 and 2020. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Product and development costs were $2,837,012 and $1,138,164 for the years ended December 31, 2021 and 2020.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company reported a net loss for each of the years ended December 31, 2021 and 2020, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity – Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity – classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period.

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

As of March 31, 2022, the Company has a cash position of approximately $2.6 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through November 2022.

NOTE 3 – PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years. At December 31, 2021 and 2020, capitalized patent and trademark costs, net of accumulated amortization, were $379,401 and $328,486. Amortization expense for patents and trademarks was $31,337 and $29,368 for the years ended December 31, 2021 and 2020.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2021 and December 31, 2020, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $95,185 and $184,507, consisting of $95,185 and $78,462 in unpaid salary and consulting fees to a company owned by the Chief Executive Officer of $0 and $106,045.

Additionally as of December 31, 2021 and December 31, 2020, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $10,349 and $21,549, pursuant to a consulting agreement.

As of December 31, 2021 and December 31, 2020, the Company owed the Chief Financial Officer $35,988 and $83,648 in unpaid salary.

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program. The Company has spent all of the proceeds under these programs for payroll related expenses.

In accordance with FASB ASC 470, Debt, the Company recorded the loans as a current liability in the amount of $81,500 as of December 31, 2020. The Company recorded derecognition of the liability in accordance with FASB ASC 405-20, Liabilities-Extinguishment of Liabilities, when on January 28, 2021, the Company received notification from the lender that its Paycheck Protection Program loan had been forgiven in full by the Small Business Administration in the amount of $79,500, and that no further payments were required. The Paycheck Protection Program loan was recognized as forgiveness of debt.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

NOTE 6 – LOANS PAYABLE

During the years ended December 31, 2021 and 2020, the Company did not receive any loans with no formal repayment terms and 10% interest. The Company also did not receive any loans with no formal repayment terms and no interest, during the years ended December 31, 2021 and 2020. The Company repaid $0 of these loans during the years ended December 31, 2021 and 2020. The Company also exchanged $0 and $43,000 of these loans payable for 10% Secured Convertible Promissory Notes, during the years ended December 31, 2021 and 2020 (Note 8).

The balance of the loans payable as of December 31, 2021 and December 31, 2020 was $42,600. Interest accrued on the loans was $3,806 and $2,790 as of December 31, 2021 and December 31, 2020. Interest expense related to these loans payable was $1,016 and $4,153 for the years ended December 31, 2021 and 2020.

NOTE 7 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry.

During the year ended December 31, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 8).

NOTE 8 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently from October 31, 2021 to October 31, 2022, with the consent of the Note holders.

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only. Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock. In addition, pursuant to the terms of a Security Agreement entered into on May 11, 2015 by and among the Company, the Note holders and a collateral agent acting on behalf of the Note holders (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.

During the years ended December 31, 2021 and 2020, the Company exchanged $200,000 and $0 of deferred revenue for a 10% Secured Convertible Promissory Note Payable (Note 7).

The Company exchanged $0 and $43,000 of loans payable and accrued interest thereon of $0 and $16,950 for $0 and $59,950 of the 10% Secured Convertible Promissory Notes (Note 6) during the years ended December 31, 2021 and 2020.

The Company also exchanged, during the years ended December 31, 2021 and 2020, 0 and 2,223,929 common shares of ZS with an original capital contribution of $0 and $243,250 for $0 and $243,250 of the 10% Secured Convertible Promissory Notes Payable (Note 16).

The Notes are recorded as a current liability, in the amount of $3,316,357 and $3,116,357 as of December 31, 2021 and 2020. Interest accrued on the Notes was $2,179,602 and $1,855,368 as of December 31, 2021 and 2020. Interest expense related to these Notes payable was $324,234 and $287,786 for the years ended December 31, 2021 and 2020.

NOTE 9 – NOTES PAYABLE - STOCKHOLDERS

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

During the year ended December 31, 2021, the Company repaid $50,000 principal of the loan referenced above and then exchanged the remaining $450,000 principal of that loan for a 4% Secured Convertible Note in the amount of $517,000, which included accrued interest of $67,000 (Note 10). The holder of this Note was given an option to purchase a total of 88,889 shares of the Company’s Series B Preferred Stock, which requires all cash purchases of Series B Preferred Stock at $90.00 per share, as detailed below, to be made to the Company by the due dates in order to prevent the termination of the option as follows:

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

On September 30, 2021, the Company extended the deadline date for the exercise of the option expiring on October 4, 2021 to November 1, 2021 related to the $517,000 note payable and revalued the option accordingly. The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 1.0 months and fully vested was revalued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.07% and expected life of 1.0 months.

On October 29, 2021, the Company extended the deadline date for the exercise of the option expiring on November 1, 2021 to November 23, 2021 related to the $517,000 note payable and revalued the option accordingly. The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 0.7 months and fully vested was revalued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.05% and expected life of 0.7 months. The option to purchase up to $8 million of the Company’s Series B Preferred Stock was not exercised by November 23, 2021 and has expired.

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

During the year ended December 31, 2021, the Company issued $100,000 aggregate principal amount of its notes payable - stockholders with no formal repayment terms and 10% interest. This note payable also included an option to purchase 100,000 shares of the Company’s common stock with an exercise price of $1.20 and a term of two years. The option was valued at $74,518 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 124.3%, risk free interest rate of 0.11% and expected life of 2 years. The relative fair value of the option of $42,699 was recorded as a discount to the loan payable in accordance with FASB ASC 835-30-25, Recognition, and was accreted over the term of the note payable for financial statement purposes. The note payable was repaid in full, plus interest, on March 2, 2021 and the full amount of the discount was accreted to interest expense.

During the year ended December 31, 2021 and 2020, the Company exchanged $0 and $107,000 of its notes payable – stockholders for $0 and $107,000 of the Company’s 4.0% Secured Convertible Promissory Notes (Note 10).

The notes payable are recorded as a current liability as of December 31, 2021 and 2020 in the amount of $595,000 and $1,095,000. Interest accrued on the notes as of December 31, 2021 and 2020 was $195,626 and $115,917. Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $146,166 and $86,436 for the years ended December 31, 2021 and 2020.

NOTE 10 – 4.0% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”). The Company issued additional New Secured Notes during 2016, 2017, 2018, 2019, 2020 and 2021.

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

During the year ended December 31, 2021 and 2020, the Company issued $4,770,000 and $2,062,000 aggregate principal amount of its New Secured Notes to certain investors, of which $0 and $107,000 was an exchange of a note from a stockholder (Note 9).

In addition, during the year ended December 31, 2021, the Company exchanged the remaining $450,000 principal of a Note Payable and accrued interest of $67,000 for a for 4% Secured Convertible Note in the amount of $517,000 (Note 9).

The New Secured Notes are recorded as a current liability in the amount of $14,781,250 and $9,494,250 as of December 31, 2021 and 2020. Interest accrued on the New Secured Notes was $1,552,519 and $1,019,180 as of December 31, 2021 and 2020. Interest expense, including accretion of discounts related to these notes payable was $533,339 and $331,619 for the years ended December 31, 2021 and 2020.

NOTE 11 – INCOME TAXES

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

At December 31, 2021, the Company has a net operating loss (“NOL”) that approximates $84 million. Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2021	2020
Current	$-	$-
Deferred	(4,080,000)	(2,264,000)
Change in valuation allowance	4,080,000	2,264,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2021		December 31, 2020
	Amount	%	Amount	%
U.S federal income tax benefit at Federal statutory rate	$(2,321,000)	(21)	$(3,060,000)	(21)
State tax, net of federal tax effect	(1,169,000)	(11)	(1,692,000)	(12)
Non-deductible share-based compensation	(13,000)	-	-	-
Non-deductible revise to beneficial conversion feature expense	-	-	2,009,000	14
Change in valuation allowance	3,503,000	32	2,743,000	19

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2021 and 2020 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2021	2020

Deferred tax asset for NOL carryforwards	$(24,530,000)	$(21,840,000)
Deferred tax asset for stock based compensation	(3,694,000)	(2,880,000)
Valuation allowance	28,224,000	24,720,000

Net	$-	$-

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

The timing and manner in which the Company can utilize operating loss carryforwards in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations. Such limitation may have an impact on the ultimate realization of its carryforwards and future tax deductions.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2021, the Company had no unrecognized tax benefits and no charge during 2021, and accordingly, the Company did not recognize any interest or penalties during 2021 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2021.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

REGO Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price, or $20,470,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted. The Series A Preferred Stock also contains customary approval rights with respect to certain matters. The Series A Preferred Stock accrues dividends at the rate of 8% per annum, or $8.00 per Series A Preferred share.

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

The Warrants associated with the Series A Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25. Therefore it was not necessary to bifurcate these Warrants from the Series A Preferred Stock.

On January 1, 2021, upon adoption of FASB ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the Company reclassified the embedded derivative value of the beneficial conversion feature of the Series A Preferred Stock issued in January 2014 valued at $3,481,050 as of December 31, 2020, to accumulated deficit. The Company also reclassified the embedded derivative value of the beneficial conversion feature of the Series A Preferred Stock issued in April 2014 valued at $5,349,800 as of December 31, 2020, to accumulated deficit.

During the years ended December 31, 2021 and 2020, certain holders of the Series A Preferred Stock converted 5,500 and 0 shares of the Series A Preferred Stock into 611,111 and 0 shares of the Company’s common stock. The Company reversed the cumulative accrued dividends associated with the shares upon conversion in the amount of $342,167 and $0.

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $6,458,080 as of December 31, 2021, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $8.00 per Series B Preferred share.

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

The Warrants associated with the Series B Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25. Therefore it was not necessary to bifurcate these Warrants from the Series B Preferred Stock.

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

During the years ended December 31, 2021 and 2020, the Company sold 7,501 and 0 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $675,020 and $0, of which $450,000 and $0 was from the exercise of options issued with notes payable – stockholders (Note 9).

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of the REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of December 31, 2021, none of the Series C Preferred Stock shares were issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2021, the value of the cumulative 8% dividends for all REGO preferred stock was $7,864,865. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of December 31, 2021, the value of the cumulative 8% dividends for all ZS preferred stock was $63,334. Such dividends will be paid when and if declared payable by the ZS’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at December 31, 2020	$10,987,578

Change in fair value of derivative liability	(10,987,578)

Balance at December 31, 2021	$-

NOTE 14 – STOCKHOLDERS’ EQUITY

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

The Company entered into a financial advisory agreement whereby generally the Company will pay the financial advisor a success fee equal to 6% of the capital committed in a capital transaction.

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

During the three months ended March 31, 2021, the Company issued a Board Member and the Chief Financial Officer 400,000 shares of the Company’s common stock each, with an aggregate fair value of $920,000 upon the launch of the MazoolaSM app. The Chief Executive Officer, who is also a Board Member, also received 500,000 shares of the Company’s common stock, with an aggregate fair value of $575,000.

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

During the three months ended December 31, 2021, the Company issued a marketing company, 75,000 shares of the Company’s common stock with an aggregate fair value of $67,500 for services rendered.

NOTE 15 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of December 31, 2021, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of December 31, 2021, under the 2013 Plan grants of restricted stock and options to purchase 4,700,000 shares of common stock have been issued and 3,550,000 are unvested or unexercised, and 300,000 shares of common stock remained available for grants under the 2013 Plan.

The 2013 Plan is administered by the Board or its compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the 2013 Plan.

The Company also grants stock options outside the 2013 Plan on terms determined by the Board.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2021 and 2020:

	2021	2020

Risk Free Interest Rate	0.3%	0.3%
Expected Volatility	133.8%	161.8%
Expected Life (in years)	2.9	4.5
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.69	$0.23

The following table summarizes the activities for REGO stock options for the years ended December 31, 2021 and 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	13,185,000	$0.69	2.4	$-

Granted	3,487,500	0.38	4.1	3,492
Expired	(6,660,000)	0.81	-	-

Balance, December 31, 2020	10,012,500	$0.50	2.5	$8,782

Granted	3,547,500	0.93	2.3	-
Exercised	(117,500)	0.25	-	-
Expired	(2,125,000)	0.80	-	-

Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Exercisable at December 31, 2021	11,317,500	$0.57	2.1	$2,145

Exercisable at December 31, 2021 and expected to vest thereafter	11,317,500	$0.57	2.1	$2,145

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.62 and $1.38 for Company’s common stock on December 31, 2021 and 2020.

During the years ended December 31, 2021 and 2020, the weighted average fair value of stock options granted during the year was $0.69 and $0.23. The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

On January 15, 2021, the Company issued the Chief Financial Officer an option to purchase 15,000 shares of the Company’s common stock at an exercise price of $0.90, vesting immediately with a term of five years. The option was valued using the Black-Scholes pricing model with a value of $42,102.

For the years ended December 31, 2021 and 2020, the Company expensed $2,732,778 and $841,885 relative to the fair value of stock options granted.

As of December 31, 2021, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2021 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested options for the years ended December 31, 2021 and 2020:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2019	233,333	$0.20

Granted	3,487,500	0.23
Expired/Cancelled	(100,000)	0.20
Vested	(3,620,833)	0.23

Balance, December 31, 2020	-	-

Granted	3,547,500	0.93
Vested	(3,547,500)	0.93

Balance, December 31, 2021	-	$-

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2021 and 2020:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance at December 31, 2019	4,427,020	$0.90	1.0	$-

Granted	1,500,000	0.90	1.7	-
Expired	(2,552,020)	0.90	-	-

Balance, December 31, 2020	3,375,000	$0.90	1.1	$1,620

Expired	(1,875,000)	0.90	-

Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Exercisable at December 31, 2021	1,500,000	$0.90	0.5	$-

Exercisable at December 31, 2021 and expected to vest thereafter	1,500,000	$0.90	0.5	$-

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $0.62 and $1.38 for REGO’s common stock on December 31, 2021 and 2020.

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

During the years ended December 31, 2021 and 2020, the weighted average fair value of warrants granted during the year was $0.00 and $0.12.

During the years ended December 31, 2021 and 2020, the Company expensed $0 and $184,048 relative to warrants.

All warrants were vested on the date of grant.

All restricted stock grants vested on the date of the grant.

The following table summarizes the activities for ZS’s stock options for the years ended December 31, 2021 and 2020:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	2,400,000	$5.00	3.6	$-

Expired	(800,000)	$5.00	-	-

Balance, December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Exercisable at December 31, 2021	1,600,000	$5.00	2.0	$-

Exercisable at December 31, 2021 and expected to vest thereafter	1,600,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, ZS expensed $0 relative to the fair value of stock options granted.

As of December 31, 2021, there was $0 of unrecognized compensation cost related to outstanding ZS stock options.

The following table summarizes the activities for ZS’s warrants for the years ended December 31, 2021 and 2020:

Warrants Outstanding
Weighted -
Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2019 and 2020	83,334	$3.00	0.9	$83

Expired	(83,334)	3.00	-	-

Balance, December 31, 2021	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the value of $4.00 for ZS’s common stock on December 31, 2021 and 2020.

The following table summarizes the activities for ZBS’s stock options for the years ended December 31, 2021 and 2020:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance December 31, 2021 and 2020	-	$-	-	$-

Exercisable at December 31, 2021 and 2020	-	$-	-	$-

Exercisable at December 31, 2021 and 2020 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZBS’s common stock on December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, ZBS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the years ended December 31, 2021 and 2020:

	Options Outstanding
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2020	1,600,000	$5.00	3.0	$-

Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Exercisable at December 31, 2021	1,600,000	$5.00	2.0	$-

Exercisable at December 31, 2021 and expected to vest thereafter	1,600,000	$5.00	2.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, ZCS expensed $0 with respect to options.

The following table summarizes the activities for ZPS’s stock options for the years ended December 31, 2021 and 2020:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
			Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance December 31, 2019	100,000	$5.00	0.7	$-

Expired	(100,000)	$5.00	-	-

Balance December 31, 2021 and 2020	-	$-	-	$-

Exercisable at December 31, 2021 and 2020	-	$-	-	$-

Exercisable at December 31, 2021 and 2020 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZPS’s common stock on December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, ZPS expensed $0 with respect to options.

NOTE 16 – NONCONTROLLING INTERESTS

During the year ended December 31, 2020, the Company exchanged 2,223,929 common shares of ZS with an original capital contribution of $243,250 for $243,250 of the 10% Secured Convertible Promissory Notes of REGO (Note 8).

Losses incurred by the noncontrolling interests for the years ended December 31, 2021 and 2020 were $101 and $201.

NOTE 17 – OPERATING LEASES

For the years ended December 31, 2021 and 2020, total rent expense under leases amounted to $4,688 and $41,202. At December 31, 2021, the Company was not obligated under any non-cancelable operating leases.

NOTE 18 – RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner. The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2021 and 2020, the Company owed the Chief Executive Officer $95,185 and $78,462 relative to the employment agreement. As of December 31, 2021 and 2020, the Company owed the consulting company $0 and $106,045 and expensed $0 and $112,000 to the consulting company. The amounts owed have been included in accounts payable and accrued expenses – related parties.

The Company entered into an agreement in 2021 and 2020 for the preparation of all of the corporate income taxes with a company owned by the Chief Financial Officer and expensed $10,000 for the years ended December 31, 2021 and 2020, in accordance with the agreement.

The Company had entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses, which was increased to $10,000 per month on January 1, 2021. As of December 31, 2021 and 2020, the Company owed the consultant $10,349 and $21,549. For the years ended December 31, 2021 and 2020, the Company has expensed $120,000 and $60,000 to this consultant.

NOTE 19 – SUBSEQUENT EVENTS

On January 1, 2022, the Company issued to a consultant an option to purchase 75,000 shares of the Company’s common stock, with an exercise price of $0.90 or the closing stock price on the date of issuance, whichever was higher with a term of two years and vesting immediately. In addition, the consultant will receive an option to purchase 75,000 shares of the Company’s common stock, with an exercise price of $0.90 or the closing stock price on the date of issuance, whichever is higher with a term of two years and vesting immediately, each quarter until the agreement is terminated.

Additionally, on January 1, 2022, the Company issued to a consultant an option to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90, a term of two years and vesting immediately.

On January 17, 2022, the Company issued a consultant an option to purchase 100,000 shares of the Company’s common stock, with an exercise price of $0.90 or the closing stock price on the date of issuance, whichever was higher with a term of two years and vesting immediately upon the execution of a consulting agreement. This consultant will also receive $25,000 and an option to purchase 50,000 shares of the Company’s common stock, with an exercise price of $0.90 or the closing stock price on the date of issuance, whichever was higher with a term of two years and vesting immediately, for every banking software company, for which the consultant is responsible, that agrees and enters into an engagement with the Company to utilize the Mazoola Platform. In addition, the consultant will receive $5,000 and an option to purchase 25,000 shares of the Company’s common stock, with an exercise price of $0.90 or the closing stock price on the date of issuance, whichever was higher with a term of two years and vesting immediately, for every bank, for which the consultant is responsible, that adopts and utilizes the Mazoola Platform.

On January 20, 2022, the Board Members received cash bonuses of $50,000 each, or a total of $100,000.

On January 26, 2022, the Board of Directors approved a salary increase raising the Chief Executive Officer’s salary to $310,000 per year.

On February 8, 2022, the Company paid a new member of the Board of Advisors $50,000 upon execution of a consulting agreement, and committed to a payment of $200,000 per year, as well as an option to purchase 3.5 million shares of the Company’s common stock, with an exercise price of $0.90 with a term of two years and vesting immediately.

On February 22, 2022, a Board member and his son each purchased a 4% Secured Note Payable for $100,000.

Between January 1, 2022 and March 31, 2022, the Company sold 39,600 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $3,564,000.

During the three months ended March 31, 2022, the Company paid a consultant that is also a shareholder of $10,800 for marketing services.