Form 10-Q
period 2022-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2022-05-16
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,552,213 shares of common stock outstanding at May 16, 2022.

2

Page
PART I - FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements	4

ITEM 1.	Financial Statements	20

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, the impact of the current COVID-19 pandemic, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foREGOing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

REGO Payment Architectures, Inc.

REGO Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$2,564,955	$553,131
Prepaid expenses	22,005	108,131
Deposits	341	341

TOTAL CURRENT ASSETS	2,587,301	661,603

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $263,971 and $253,262	470,138	379,401
	470,138	379,401

TOTAL ASSETS	$3,057,439	$1,041,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,367,629	$6,108,019
Accounts payable and accrued expenses - related parties	9,808	141,522
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,781,250
Preferred stock dividend liability	8,215,549	7,928,199

TOTAL CURRENT LIABILITIES	33,528,193	32,912,947

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 101,350 shares
issued and outstanding at March 31, 2022 and 102,350 shares issued and outstanding at December 31, 2021	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 75,478 shares issued and outstanding at March 31, 2022 and 35,879 issued and
outstanding at December 31, 2021	8	4

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares
issued and outstanding at March 31, 2022 and December 31, 2021	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
123,552,213 shares issued and outstanding at March 31, 2022 and
123,441,102 shares issued and outstanding at December 31, 2021	12,355	12,344

Additional paid in capital	71,707,683	67,740,012

Accumulated deficit	(102,108,106)	(99,546,710)

Noncontrolling interests	(82,704)	(77,603)

STOCKHOLDERS' DEFICIT	(30,470,754)	(31,871,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,057,439	$1,041,004

See the accompanying notes to the condensed consolidated financial statements.

REGO Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

NET REVENUE	$1,397	$533

OPERATING EXPENSES
Transaction expense	62,531	37,314
Sales and marketing	636,608	457,016
Product development	435,366	830,358
General and administrative	893,554	3,068,957
Total operating expenses	2,028,059	4,393,645

NET OPERATING LOSS	(2,026,662)	(4,393,112)

OTHER INCOME (EXPENSE)
Interest income	38	251
Forgiveness of debt	-	81,500
Interest expense	(252,523)	(334,440)
	(252,485)	(252,689)

NET LOSS	(2,279,147)	(4,645,801)

LESS: Accrued preferred dividends	(287,350)	(267,114)
Net loss attributable to noncontrolling interests	101	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,566,396)	$(4,912,814)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.02)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	123,444,806	121,255,150

See the accompanying notes to the condensed consolidated financial statements.

REGO Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2022

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock into common stock	(1,000)	-	-	-	-	-	111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022 (Unaudited)	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as adjusted	107,850	11	28,378	3	-	-	120,096,866	12,010	61,447,232	(87,783,083)	(57,502)	(26,381,329)

Conversion of Series A Preferred stock into common stock	(5,500)	(1)	-	-	-	-	611,111	61	$(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021 (Unaudited)	102,350	$10	28,378	$3	-	$-	122,737,977	$12,274	$65,061,411	$(92,690,897)	$(62,603)	$(27,679,802)

See the accompanying notes to the condensed consolidated financial statements.

REGO Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,279,147)	$(4,645,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	-	1,930,000
Fair value of options issued in exchange for services	403,686	1,417,626
Impairment loss	-	111,817
Depreciation and amortization	10,709	7,381
Forgiveness of debt	-	(81,500)
Decrease in assets
Prepaid expenses	86,126	147,245
Increase (decrease) in liabilities
Accounts payable and accrued expenses	259,610	314,067
Accounts payable and accrued expenses - related parties	(131,714)	(60,324)

Net cash used in operating activities	(1,650,730)	(859,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(101,446)	-
Net cash used in investing activities	(101,446)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	20,000
Proceeds from sale of Series B Preferred stock	3,564,000	-
Proceeds from 4% secured notes payable - stockholders	200,000	-
Proceeds from convertible notes payable - stockholders	-	2,425,000

Net cash provided by financing activities	3,764,000	2,445,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,011,824	1,585,511

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	553,131	273,176

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,564,955	$1,858,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$576
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$287,350	$267,114
Options issued for software	$-	$111,817
Issuance of common stock for accounts payable	$-	$135,000
Conversion of Series A Preferred stock to common stock	$11	$61
Adoption of new accounting principle for embedded derivative liabilities
affecting accumulated deficit	$-	$10,987,578

See the accompanying notes to the condensed consolidated financial statements.

REGO Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform solution—Mazoola® - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

Management believes that building on its COPPA advantage the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of its technology platform (the “Platform”) that will allow its use across multiple financial markets where secure controlled payments are needed. The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value added resellers to private label each of the alternative markets. These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology. Management believes this approach will enable the Company to reduce expenses while broadening its reach.

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

There were minimal operations at ZS during the three months ended March 31, 2022 and 2021.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions. ZPS has secured a sublicense from ZS for the REGO payment platform and access to the patents from REGO.

There were minimal operations at ZPS during the three months ended March 31, 2022 and 2021.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three months ended March 31, 2022 and 2021.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three months ended March 31, 2022 and 2021.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three months ended March 31, 2022 and 2021.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2021 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity – Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity – classified written call options (for example, warrants) that remain equity classified after modification or exchange. This was adopted January 1, 2022 and there was no material impact to the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of May 16, 2022, the Company has a cash position of approximately $1.9 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through November 2022.

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

Long-lived assets are tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. Long-lived assets are considered impaired if the carrying value exceeds its fair value. The Company determined that the carrying value of the asset acquired from Chore Check, LLC exceeded its fair value and has recorded an impairment loss in the amount of $111,817 as of March 31, 2021, which was included in general and administrative expenses.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2022 and December 31, 2021, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $5,962 and $95,185, consisting of $5,962 and $95,185 in unpaid salary.

Additionally, as of March 31, 2022 and December 31, 2021, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $0 and $10,349, pursuant to a consulting agreement.

As of March 31, 2022 and December 31, 2021, the Company owed the Chief Financial Officer $3,846 and $35,988 in unpaid salary.

NOTE 5 – LOANS PAYABLE

Loans payable as of March 31, 2022 and December 31, 2021 were $42,600. Interest accrued on the loans at 6% and 10% was $4,536 and $3,806 as of March 31, 2022 and December 31, 2021. Interest expense related to these loans payable was $730 and $251 for the three months ended March 31, 2022 and 2021.

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

The Notes are recorded as a current liability as of March 31, 2022 and December 31, 2021 in the amount of $3,316,357. Interest accrued on the Notes was $2,262,511 and $2,179,602 as of March 31, 2022 and December 31, 2021. Interest expense related to these Notes payable was $82,909 and $77,909 for the three months ended March 31, 2022 and 2021.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of March 31, 2022 and December 31, 2021 in the amount of $595,000. Interest accrued on the notes, as of March 31, 2022 and December 31, 2021 was $216,017 and $195,626. Interest expense was $20,391 and $155,205 for the three months March 31, 2022 and 2021.

NOTE 8 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”). The Company issued additional New Secured Notes during 2016, 2017, 2018, 2019 2020, 2021 and 2022.

During the three months ended March 31, 2022, the Company issued $200,000 aggregate principal amount of its New Secured Notes to a member of the Board of Directors and his son.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 and $14,781,250 as of March 31, 2022 and December 31, 2021. Interest accrued on the New Secured Notes was $1,701,011 and $1,552,519 as of March 31, 2022 and December 31, 2021. Interest expense related to these notes payable was $148,492 and $100,449 for the three months ended March 31, 2022 and 2021.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2022 and 2021.

As of January 1, 2022, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2022, and there was no accrual for uncertain tax positions as of March 31, 2022. Tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

REGO Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times its original issue price, or $20,270,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted. The Series A Preferred Stock also contains customary approval rights with respect to certain matters. The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the REGO’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the three months ended March 31, 2022, a Series A Preferred stockholder converted 1,000 Series Preferred A shares into 111,111 shares of common stock.

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $13,586,040 as of March 31, 2022, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the three months ended March 31, 2022 and 2021, the Company sold 39,599 and 0 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $3,564,000 and $0.

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of March 31, 2022, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2022, the value of the cumulative 8% dividends for all REGO preferred stock was $8,147,216. Such dividends will be paid when and if declared payable by REGO’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of March 31, 2022, the value of the cumulative 8% dividends for ZS preferred stock was $68,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay a financial advisor a success fee equal to 6% of the capital committed in a capital transaction involving the sale of the Company.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2022, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of March 31, 2022, under the 2013 Plan, grants of restricted stock and options to purchase 4,700,000 shares of common stock have been issued and are unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2022:

Risk Free Interest Rate	1.5%
Expected Volatility	112.9%
Expected Life (in years)	2.9
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.53

During the three months ended March 31, 2022, the Company issued options to purchase 3,725,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $1,991,450 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Granted	3,725,000	$0.90	2.8	$1,378
Expired/Cancelled	(200,000)	$0.90	-	-

Exercisable at March 31, 2022	14,842,500	$0.65	2.1	$9,192

Exercisable at March 31, 2022 and expected to
vest thereafter	14,842,500	$0.65	2.1	$9,192

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.27 for REGO’s common stock on March 31, 2022.

REGO expensed $403,686 and $1,417,624 for the three months months ended March 31, 2022 and 2021 with respect to options.

As of March 31, 2022, there was $1,587,763 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2022 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the three months ended March 31, 2022:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Expired/Cancelled	(500,000)	$0.90	-	$-

Balance, March 31, 2022	1,000,000	$0.90	0.2	$370

Exercisable at March 31, 2022	1,000,000	$0.90	0.2	$370

Exercisable at March 31, 2022 and expected to
vest thereafter	1,000,000	$0.90	0.2	$370

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.27 for REGO’s common stock on March 31, 2022.

REGO expensed $0 for the three months ended March 31, 2022 and 2021 with respect to warrants.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the three months ended March 31, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, March 31, 2022	1,600,000	$5.00	1.7	$-

Exercisable at March 31, 2022	1,600,000	$5.00	1.7	$-

Exercisable at and March 31, 2022 and expected to
vest thereafter	1,600,000	$5.00	1.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2022.

For the three months ended March 31, 2022 and 2021, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the three months ended March 31, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, March 31, 2022	1,600,000	$5.00	1.7	$-

Exercisable at March 31, 2022	1,600,000	$5.00	1.7	$-

Exercisable at and March 31, 2022 and expected to
vest thereafter	1,600,000	$5.00	1.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on March 31, 2022.

For the three months ended March 31, 2022 and 2021, ZCS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months ended March 31, 2022 and 2021 were $101.

NOTE 14 – OPERATING LEASES

For the three months ended March 31, 2022 and 2021, total rent expense under leases amounted to $800 and $761. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2022.

NOTE 15 – RELATED PARTY TRANSACTIONS

On January 20, 2022, the Board members received cash bonuses of $50,000 each, or a total of $100,000.

On January 26, 2022, the Board approved a salary increase raising the Chief Executive Officer’s salary to $310,000 per year.

On February 22, 2022, a Board member and his son each purchased a 4% Secured Note Payable for $100,000.

During the three months ended March 31, 2022, the Company paid a consultant who is also a shareholder of $10,800 for marketing services.

NOTE 16 – SUBSEQUENT EVENTS

Between April 1, 2022 and May 16, 2022, the Company sold 1,556 shares of the Company’s Series B Preferred Stock in a private placement to an accredited investor and received proceeds of $140,000.

In April 2022, the Chief Executive Officer received a cash bonus of $50,000 and the Chief Financial Officer received a cash bonus of $75,000.

During April, 2022, the Company issued options to purchase 225,000 shares of the Company’s common stock to various consultants with 2 year terms and exercise prices between $1.28 and $1.31 per share.

In May 2022, the Company extended the term of options to purchase 200,000 shares of the Company’s common stock with an exercise price of $0.2595 and options to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.90. All of these options were extended to June 15, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform solution—MazoolaR - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

COPPA applies not only to websites and mobile apps.  It can apply to a growing list of connected devices that is included in the Internet of Things.  Some of these include toys and products that could collect personal information, such as voice recordings or geolocation information. Non-compliance with COPPA has meant substantial fines for many violators.

Management believes that by building on its COPPA compliance advantage, the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of its software platform (the “Platform”) that will allow its use across multiple financial markets where secure controlled payments are needed.  The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value-added resellers to private label each of the alternative markets.  These partners will deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual assets as the base technology.  Management believes this approach will enable the Company to reduce marketing expenses while broadening its reach.

Further, California passed the California Consumer Privacy Act of 2018 (“CCPA”) on June 28, 2018. CCPA gives consumers (defined as natural citizens who are California residents) four rights relative to their personal information as follows:

●	the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold;

●	the right to “opt out” of allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in);

●	the right to have a business delete their personal information, with some exceptions; and

●	the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the CCPA.

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

GDPR requirements apply to each member state of the European Union, aiming to create more consistent protection of consumer and personal data across EU nations. Some of the key privacy and data protection requirements of the GDPR include:

●	Requiring the consent of subjects for data processing

●	Anonymizing collected data to protect privacy

●	Providing data breach notifications

●	Safely handling the transfer of data across borders

●	Requiring certain companies to appoint a data protection officer to oversee GDPR compliance

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

Our goal, moving forward, is to enable both incumbent and new financial technology (“FinTech”) participants, as well as key verticals with a large base of ‘family accounts,’ to provide their consumers with safe and empowering youth money management and financial literacy content and tools via the mobile payment platform.

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

REGO has solved this issue by masking user data and maintaining separate identity and financial data flows. As a result, REGO can verify the age of the internet user through the transaction lifecycle on its Platform. Authenticating and validating the identity of the actual user on the internet remains one of the more difficult cybersecurity challenges. Current approaches are mainly not for commercial use; however, there is investment in commercial innovation in this area. REGO’s data control features and its (mis)attribution approach are inextricably linked and a key to its scalability and extensibility.

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

REGO addresses hard industry problems such as:

● COPPA compliant technology with a key component being its ability to verify the age of an internet user

● A master and sub-account architecture with the ability to administer user-specific controls

● An advanced rules engine to provide strict automated compliance of the parental rules for each child

● Near real-time buying behavior database on minors - anonymized geolocation, age range and purchases

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

Other markets for potential licensed applications are:

●	Government social services payments where control over how benefits allowances are used is required. This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

●	Closed network consumer to business (C2B) and business to business (B2B). An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system. This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement. Many school lunch programs are now provided by large catering companies. This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate. Removing this overhead can have significant positive financial impact on profitably. It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following discussion analyzes our results of operations for the three months ended March 31, 2022 and 2021. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2022 and 2021, we generated revenues of $1,397 and $533.

Net Loss

For the three months ended March 31, 2022 and 2021, we had a net loss of $2,279,147 and $4,645,801.

Transaction Expense

Transaction expense for the three months ended March 31, 2022 was $62,531 compared to $37,314 for the three months ended March 31, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2022 were $636,608 compared to $457,016 for the three months ended March 31, 2021, an increase of $179,592. This resulted from a marketing plan designed to bring users to the Platform.

Product Development

Product development expenses were $435,366 and $830,358 for the three months ended March 31, 2022 and 2021, a decrease of $394,992. The Company continued the process to add further enhancement to Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses decreased $2,175,403 to $893,554 for the three months ended March 31, 2022 from $3,068,957 for the three months ended March 31, 2021. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $2,565,000, during the three months ended March 31, 2021, which did not reoccur during the three months ended March 31, 2022. This was offset by bonuses to the Board members of $100,000 and options issued to consultants in the amount of $318,000, during the three months ended March 31, 2022.

Forgiveness of Debt

Forgiveness of debt decreased $81,500 to $0 for the three months ended March 31, 2022. This resulted from forgiveness of debt related to the Paycheck Protection Program, during 2021.

Interest Expense

During the three months ended March 31, 2022, the Company incurred interest expense of $252,523, compared to $334,440 for the three months ended March 31, 2021, a decrease of $81,917. The decrease in interest expense relates to the exchange of 10% Secured Promissory Notes for 4% Secured Promissory Notes, during 2021.

Liquidity and Capital Resources

As of May 16, 2022 we had cash on hand of approximately $1.9 million.

Net cash used in operating activities increased $791,240 to $1,650,729 for the three months ended March 31, 2022 as compared to $859,489 for the three months ended March 31, 2021.  The increase resulted primarily from the increased marketing costs related to the Mazoola® app offset by the reduction in non-cash based compensation.

Net cash used in investing activities increased $101,446 for the three months ended March 31, 2022 from $0 for the three months ended March 31, 2021 as a result of patent expenses related to current patents.

Net cash provided by financing activities increased to $3,764,000 for the three months ended March 31, 2022 from $2,445,000 for the three months ended March 31, 2021.  Cash provided by financing activities during the three months ended March 31, 2022, consisted primarily of proceeds from the sale of Series B Preferred Stock to provide capital to continue operations.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance enhancements to our Platform, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2 to our consolidated financial statements included in this Form 10-Q.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the fourth quarter of 2022. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond November 2022.

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

Off-Balance Sheet Arrangements

As of March 31, 2022, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2021. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2022 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, the Company sold 39,599 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $3,564,000.

During the three months ended March 31, 2022, the Company issued $200,000 aggregate principal amount of its New Secured Notes to a Board member and his son, each of whom are accredited investors.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

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
Date: May 16, 2022

