Form 10-Q
period 2022-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2022-08-15
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,627,213 shares of common stock outstanding at August 15, 2022.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,103,542	$553,131
Prepaid expenses	19,699	108,131
Deposits	341	341

TOTAL CURRENT ASSETS	1,123,582	661,603

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $280,110 and $253,262	364,806	379,401
	364,806	379,401

TOTAL ASSETS	$1,488,388	$1,041,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,686,630	$6,108,019
Accounts payable and accrued expenses - related parties	-	141,522
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,781,250
Preferred stock dividend liability	8,535,662	7,928,199

TOTAL CURRENT LIABILITIES	34,157,499	32,912,947

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 101,350 shares issued and outstanding at June 30, 2022 and 102,350 issued and
outstanding at December 31, 2021	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 222,222 preferred shares Series B authorized; 77,033 shares issued and outstanding at June 30, 2022 and 35,879 issued and
outstanding at December 31, 2021	8	4

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2022 and December 31, 2021	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
123,627,213 shares issued and outstanding at June 30, 2022 and
123,441,102 shares issued and outstanding at December 31, 2021	12,363	12,344

Additional paid in capital	72,768,466	67,740,012

Accumulated deficit	(105,362,254)	(99,546,710)

Noncontrolling interests	(87,704)	(77,603)

STOCKHOLDERS' DEFICIT	(32,669,111)	(31,871,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,488,388	$1,041,004

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET REVENUE	$253	$740	$1,650	$1,273

OPERATING EXPENSES
Transaction expense	59,982	38,745	122,513	76,059
Sales and marketing	581,038	166,597	1,217,646	623,613
Product development	663,542	817,558	1,098,908	1,647,916
General and administrative	1,381,489	2,021,831	2,275,043	5,090,788
Total operating expenses	2,686,051	3,044,731	4,714,110	7,438,376

NET OPERATING LOSS	(2,685,798)	(3,043,991)	(4,712,460)	(7,437,103)

OTHER INCOME (EXPENSE)
Interest income	841	8	879	259
Forgiveness of debt	-	13,925	-	95,425
Interest expense	(254,078)	(241,507)	(506,601)	(575,947)
	(253,237)	(227,574)	(505,722)	(480,263)

NET LOSS	(2,939,035)	(3,271,565)	(5,218,182)	(7,917,366)

LESS: Accrued preferred dividends	(320,113)	(267,113)	(607,463)	(534,227)
Net loss attributable to noncontrolling interests	-	-	101	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,259,148)	$(3,538,678)	$(5,825,544)	$(8,451,492)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.03)	$(0.03)	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	123,580,546	123,102,040	123,512,676	122,178,595

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Month Periods Ended June 30, 2022 and June 30, 2021

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(1,000)						111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

Sale of Series B Preferred stock	-	-	1,555	0	-	-	-	-	140,000	-	-	140,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	80,242	-	-	80,250
Fair value of options for services	-	-	-	-	-	-	-	-	840,541	-	-	840,541
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(315,113)	(5,000)	(320,113)
Net loss	-	-	-	-	-	-	-	-	-	(2,939,035)	-	(2,939,035)

Balance, June 30, 2022	101,350	$10	77,033	$8	-	$-	123,627,213	$12,363	$72,768,466	$(105,362,254)	$(87,704)	$(32,669,111)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020 as adjusted	107,850	$11	28,378	$3	-	-	120,096,866	$12,010	$61,447,232	$(87,783,083)	$(57,502)	$(26,381,329)

Conversion of Series A Preferred stock into common stock	(5,500)	(1)	-	-	-	-	611,111	61	(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021	102,350	10	28,378	3	-	-	122,737,977	12,274	65,061,411	(92,690,897)	(62,603)	(27,679,802)

Issuance of common stock to board members and employees	-	-	-	-	-	-	600,000	60	620,940	-	-	621,000
Exercise of options, cashless	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	1,161,089	-	-	1,161,089
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,113)	(5,000)	(267,113)
Net loss	-	-	-	-	-	-	-	-	-	(3,271,565)	-	(3,271,565)

Balance, June 30, 2021	102,350	$10	28,378	$3	-	-	123,366,102	$12,337	$66,843,437	$(96,224,575)	$(67,603)	$(29,436,391)

See the accompanying notes to the condensed consolidated financial statements

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,218,182)	$(7,917,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	80,250	2,551,000
Fair value of options issued in exchange for services	1,244,228	2,578,715
Impairment loss	-	111,817
Depreciation and amortization	26,848	12,647
Forgiveness of debt	-	(95,425)
Decrease in assets
Prepaid expenses	88,432	148,557
Increase (decrease) in liabilities
Accounts payable and accrued expenses	578,606	339,337
Accounts payable and accrued expenses - related parties	(141,522)	(84,336)

Net cash used in operating activities	(3,341,340)	(2,355,054)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(12,253)	-
Net cash used in investing activities	(12,253)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	20,000
Proceeds from sale of Series B Preferred stock	3,704,004
Proceeds from 4% secured notes payable - stockholders	200,000
Repayment of notes payable - stockholders	-	(50,000)
Proceeds from convertible notes payable - stockholders	-	4,770,000

Net cash provided by financing activities	3,904,004	4,740,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	550,411	2,384,946

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	553,131	273,176

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,103,542	$2,658,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$576
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$607,463	$534,227
Options issued for software	$-	$111,817
Issuance of common stock for accounts payable	$-	$135,000
Conversion of Series A Preferred stock to common stock	$11	$61
Adoption of new accounting principle for embedded derivative liabilities
affecting accumulated deficit	$-	$10,987,578
Exchange of deferred revenue for 10% convertible note payable	$-	$200,000
Cashless conversion of options into common stock	$-	$3
Exchange of note payable-stockholder and accrued interest for 4% convertible note payable	$-	$517,000

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform—Mazoola® - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

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

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of REGO Payment Architectures, Inc. REGO owns 100% of the common stock of ZS. ZS is the holding company for various subsidiaries that will utilize REGO’s payment platform to address emerging markets.

There were minimal operations at ZS during the three and six months ended June 30, 2022 and 2021.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions.

There were minimal operations at ZPS during the three and six months ended June 30, 2022 and 2021.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three and six months ended June 30, 2022 and 2021.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three and six months ended June 30, 2022 and 2021.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three and six months ended June 30, 2022 and 2021.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2021 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of August 15, 2022, the Company has a cash position of approximately $860,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through November 2022.

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

Long-lived assets are tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. Long-lived assets are considered impaired if the carrying value exceeds its fair value. The Company determined that the carrying value of the asset acquired from Chore Check, LLC exceeded its fair value and have recorded an impairment loss in the amount of $111,817 as of June 30, 2021, which was included in general and administrative expenses.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2022 and December 31, 2021, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $0 and $95,185, consisting of $0 and $95,185 in unpaid salary.

Additionally, as of June 30, 2022 and December 31, 2021, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $0 and $10,349, pursuant to a consulting agreement.

As of June 30, 2022 and December 31, 2021, the Company owed the Chief Financial Officer $0 and $35,988 in unpaid salary.

NOTE 5 – LOANS PAYABLE

Loans payable as of June 30, 2022 and December 31, 2021 were $42,600. Interest accrued on the loans at 6% and 10% was $5,275 and $3,806 as of June 30, 2022 and December 31, 2021. Interest expense related to these loans payable was $739 and $1,469 for the three and six months ended June 30, 2022 and $253 and $504 for the three and six months ended June 30, 2021.

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

The Notes are recorded as a current liability as of June 30, 2022 and December 31, 2021 in the amount of $3,316,357. Interest accrued on the Notes was $2,345,420 and $2,179,602 as of June 30, 2022 and December 31, 2021. Interest expense related to these Notes payable was $82,909 and $165,818 for the three months and six months ended June 30, 2022 and $80,507 and $158,416 for the three and six months ended June 30, 2021.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of June 30, 2022 and December 31, 2021 in the amount of $595,000. Interest accrued on the notes, as of June 30, 2022 and December 31, 2021 was $236,636 and $195,626. Interest expense was $20,618 and $41,010 for the three and six months ended June 30, 2022 and $28,361 and $183,566 for the three and six months ended June 30, 2021.

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

During the six months ended June 30, 2022, the Company issued $200,000 aggregate principal amount of its New Secured Notes to a member of the Board of Directors and his son.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 and $14,781,250 as of June 30, 2022 and December 31, 2021. Interest accrued on the New Secured Notes was $1,850,824 as of June 30, 2022 and $1,552,519, as of December 31. Interest expense related to these New Secured Notes was $149,813 and $298,304 for the three and six months ended June 30, 2022 and $136,992 and $237,491 for the three and six months ended June 30. 2021.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2022 and 2021.

As of January 1, 2022, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2022, and there was no accrual for uncertain tax positions as of June 30, 2022. Tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the six months ended June 30, 2022, a Series A Preferred stockholder converted 1,000 Series A Preferred shares into 111,111 shares of common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $13,865,940 as of June 30, 2022, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the six months ended June 30, 2022 and 2021, the Company sold 41,155 and 0 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $3,704,000 and $0.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of June 30, 2022, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of June 30, 2022, the value of the cumulative 8% dividends for all Rego preferred stock was $8,462,328. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of June 30, 2022, the value of the cumulative 8% dividends for ZS preferred stock was $73,333  . Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in November 2018 whereby generally the Company will pay a financial advisor a success fee equal to 6% of the capital committed in a capital transaction involving the sale of the Company  .

Option Amendments and Adjustments

On April 28, 2022, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 250,000 shares of common stock of the Company at exercise prices of $0.90 per share. These options were scheduled to expire on June 15, 2022 and were each extended to June 15, 2023. The increase in fair value of this term extension was $109,155 which was expensed during the six months ended June 30, 2022. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 85.9%, risk free interest rate of 2.16%, and expected option life of 1.08 years.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2022, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of June 30, 2022, under the 2013 Plan, grants of restricted stock and options to purchase 4,700,000 shares of common stock have been issued and are unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the six months ended June 30, 2022:

Risk Free Interest Rate	1.6%
Expected Volatility	112.0%
Expected Life (in years)	2.9
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.55

During the six months ended June 30, 2022, the Company issued options to purchase 4,050,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $2,246,508 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

The following table summarizes the activities for REGO’s stock options for the six months ended June 30, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Granted	4,050,000	$0.90	2.5	$1,600
Expired/Cancelled	(450,000)	$0.90	-	-

Exercisable at June 30, 2022	14,917,500	$0.65	1.9	$9,592

Exercisable at June 30, 2022 and expected to
vest thereafter	14,917,500	$0.65	1.9	$9,592

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.30 for Rego’s common stock on June 30, 2022.

REGO expensed $840,542 and $1,244,228 for the three and six months ended June 30, 2022 and $1,161,090 and $2,578,714 for the three and six months ended June 30, 2021, with respect to stock options.

As of June 30, 2022, there was $1,111,434 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at June 30, 2022 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the six months ended June 30, 2022:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Expired/Cancelled	(1,000,000)	$0.90	-	$-

Balance, June 30, 2022	500,000	$0.90	0.2	$200

Exercisable at June 30, 2022	500,000	$0.90	0.2	$200

Exercisable at June 30, 2022 and expected to
vest thereafter	500,000	$0.90	0.2	$200

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.30 for Rego’s common stock on June 30, 2022.

Rego expensed $0 for the three and six months ended June 30, 2022 and 2021 with respect to warrants.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the six months ended June 30, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, June 30, 2022	1,600,000	$5.00	1.5	$-

Exercisable at June 30, 2022	1,600,000	$5.00	1.5	$-

Exercisable at June 30, 2022 and expected to
vest thereafter	1,600,000	$5.00	1.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on June 30, 2022.

For the three and six months ended June 30, 2022 and 2021, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the six months ended June 30, 2022:

	Options Outstanding
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, June 30, 2022	1,600,000	$5.00	1.5	$-

Exercisable at June 30, 2022	1,600,000	$5.00	1.5	$-

Exercisable at June 30, 2022 and expected to
vest thereafter	1,600,000	$5.00	1.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on June 30, 2022.

For the three and six months ended June 30, 2022 and 2021, ZCS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and six months ended June 30, 2022 were $0 and $101 and for the three and six months ended June 30, 2021 were $0 and $101.

NOTE 14 – OPERATING LEASES

For the three and six months ended June 30, 2022 and 2021, total rent expense under leases amounted to $1,601 and $2,401 and for the three and six months ended June 30, 2021 total rent under leases amounted to $1,521 and $2,282. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2022.

NOTE 15 – RELATED PARTY TRANSACTIONS

On January 20, 2022, the Board Members received cash bonuses of $50,000 each, or a total of $100,000.

On January 26, 2022, the Board of Directors approved a salary increase raising the Chief Executive Officer’s salary to $310,000 per year.

On February 22, 2022, a Board member and his son each purchased a 4% Secured Note Payable for $100,000.

On April 1, 2022, the Chief Executive Officer was paid a bonus of $50,000.

On April 7, 2022, the Chief Financial Officer was paid a bonus of $75,000.

On May 20, 2022 the Company issued 75,000 shares of common stock to a consultant in payment for marketing services with a fair market value of $80,250. This same consultant was also paid $10,800 for other marketing services for the three months ended June 30, 2022 and $21,600 for the six months ended June 30, 2022.

NOTE 16 – SUBSEQUENT EVENTS

Between July 1, 2022 and August 15, 2022, the Company sold 1,611 shares of the Company’s Series B Preferred Stock in a private placement to accredited investors and received proceeds of $145,000.

In July 2022, the Company issued three consultants options to purchase in aggregate 275,000 shares of the Company’s common stock with an aggregate fair market value of $195,387.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform—MazoolaR - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

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

Further, California passed the California Consumer Privacy Act of 2018 (“CCPA”) on June 28, 2018. CCPA gives consumers (defined as natural citizens who are California residents) four rights relative to their personal information as follows:

●	the right to know, through a general privacy policy and with more specifics available upon request, what personal information a business has collected about them, where it was sourced from, what it is being used for, whether it is being disclosed or sold, and to whom it is being disclosed or sold;

●	the right to “opt out” o4f allowing a business to sell their personal information to third parties (or, for consumers who are under 16 years old, the right not to have their personal information sold absent their, or their parent’s, opt-in);

●	the right to have a business delete their personal information, with some exceptions; and

●	the right to receive equal service and pricing from a business, even if they exercise their privacy rights under the CCPA.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following discussion analyzes our results of operations for the three months ended June 30, 2022 and 2021. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended June 30, 2022 and 2021, we generated revenues of $253 and $740.

Net Loss

For the three months ended June 30, 2022 and 2021, we had a net loss of $2,939,035 and $3,271,565.

Transaction Expense

Transaction expense for the three months ended June 30, 2022 was $59,982 compared to $38,745 for the three months ended June 30, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2022 were $581,038 compared to $166,597 for the three months ended June 30, 2021, an increase of $414,441. This resulted from a marketing plan designed to bring users to the Platform.

Product Development

Product development expenses were $663,542 and $817,558 for the three months ended June 30, 2022 and 2021, a decrease of $154,016. The Company continued the process to add further enhancement to Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses decreased $640,342 to $1,381,489 for the three months ended June 30, 2022 from $2,021,831 for the three months ended June 30, 2021. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $1 million, during the three months ended June 30, 2021, which did not recur during the three months ended June 30, 2022. This was offset by bonuses and raises to employees of approximately $100,000 and legal fees associated with patents and valuations of approximately $380,000, during the three months ended June 30, 2022.

Forgiveness of Debt

During the three months ended June 30, 2022, the Company had $0 of debt forgiven compared to $13,925 for the three months ended June 30, 2021 related to vendor payables.

Interest Expense

During the three months ended June 30, 2022, the Company incurred interest expense of $254,078 compared to $241,507 for the three months ended June 30, 2021, an increase of $12,571. The increase in interest expense relates to increased levels of outstanding debt.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following discussion analyzes our results of operations for the six months ended June 30, 2022 and 2021. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the six months ended June 30, 2022 and 2021, we generated revenues of $1,650 and $1,273.

Net Loss

For the six months ended June 30, 2022 and 2021, we had a net loss of $5,218,182 and $7,917,366.

Transaction Expense

Transaction expense for the six months ended June 30, 2022 was $122,513 compared to $76,059 for the six months ended June 30, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2022 were $1,217,646 compared to $623,613 for the six months ended June 30, 2021, an increase of $594,033. This resulted from a marketing plan designed to bring users to the Platform.

Product Development

Product development expenses were $1,098,908 and $1,647,916 for the six months ended June 30, 2022 and 2021, a decrease of $549,008. The Company continued the process to add further enhancement to Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses decreased $2,815,745 to $2,275,043 or the six months ended June 30, 2022 from $5,090,788 for the six months ended June 30, 2021. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $2,200,000, and bonuses and payroll increases of approximately $200,000 during the six months ended June 30, 2021, which did not reoccur during the six months ended June 30, 2022. This was offset by legal fees associated with patents and valuations of approximately $400,000, during the six months ended June 30, 2022.

Forgiveness of Debt

During the six months ended June 30, 2022, the Company had $0 of debt forgiven compared to $95,425 for the six months ended June 30, 2021 which consisted of $79,500 from the Paycheck Protection Plan, $2,000 from the Economic Injury Disaster Loan, and $13,925 of vendor debt.

Interest Expense

During the six months ended June 30, 2022, the Company incurred interest expense of $506,601, compared to $575,947 for the six months ended June 30, 2021, a decrease of $69,346. The decrease in interest expense relates to the movement from the 10% Secured Promissory Notes to the 4% Secured Promissory Notes.

Liquidity and Capital Resources

As of August 15, 2022 we had cash on hand of approximately $860,000.

Net cash used in operating activities increased $986,286 to $3,341,340 for the six months ended June 30, 2022 as compared to $2,355,054 for the six months ended June 30, 2021. The increase resulted primarily from the increased marketing costs related to a Mazoola® app and increased professional fees related to a patent and trademark valuation offset by the reduction in non-cash based compensation.

Net cash used in investing activities increased to $12,253 for the six months ended June 30, 2022 from $0 for the six months ended June 30, 2021 as a result of patent expenses related to current patents.

Net cash provided by financing activities increased to $3,904,004 for the six months ended June 30, 2022 from $4,740,000 for the six months ended June 30, 2021.  Cash provided by financing activities during the six months ended June 30, 2022, consisted primarily of proceeds from the sale of Series B Preferred Stock to provide capital to continue operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2022 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2022, the Company sold 1,556 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $140,000.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

In addition, the disclosure set forth in Part II – Item 2 above is incorporated by reference.

On August 15, 2022, Scott A. McPherson, the Company’s Chief Financial Officer and Corporate Secretary, delivered his resignation from such position, effective August 16, 2022.

On August 15, 2022, and effective August 16, 2022, the Company appointed Joseph Toczydlowski as its Chief Financial Officer.

Mr. Toczydlowski, age 53, has held various financial positions at Sculptz, Inc. since 1998, including most recently as Chief Financial Officer since April 2011. He previously served as a Senior Tax Accountant at United Refrigeration, Inc. and Arthur Andersen & Co. Mr. Toczydlowski is a Certified Public Accountant and has a B.S. in Accounting from LaSalle University.

Pursuant to an employment agreement to be effective August 16, 2022, Mr. Toczydlowski will receive an annual salary of $165,000 for the first year of employment, which will be increased to $175,000 in the second year of employment. The employment agreement has an initial term of two years and renews for successive one-year periods unless either party gives notice of intent to not renew the agreement at least 60 days prior to the renewal date. Notwithstanding the term, Mr. Toczydlowski’s employment is “at will” and is terminable at any time by either party, without further economic obligation beyond the termination date except as required by law. Mr. Toczydlowski will also receive an option to purchase 250,000 shares of the Company’s common stock upon commencement of his employment under the agreement with an exercise price of $0.90 per share, or the closing price of the Company’s common stock on the date of issuance, whichever is higher and a five year term. He will also receive an option to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.90 per share, or the closing price of the Company’s common stock on the date of issuance, whichever is higher and a five year term.

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
Date: August 15, 2022

