Form 10-Q
period 2022-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2022-11-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,790,885 shares of common stock outstanding at November 14, 2022.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$422,385	$553,131
Prepaid expenses	19,555	108,131
Deposits	341	341

TOTAL CURRENT ASSETS	442,281	661,603

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $281,657 and $253,262	361,627	379,401
	361,627	379,401

TOTAL ASSETS	$803,908	$1,041,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,711,232	$6,108,019
Accounts payable and accrued expenses - related parties	10,962	141,522
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,781,250
Preferred stock dividend liability	8,886,658	7,928,199
Common stock to be issued	2,705,000	-

TOTAL CURRENT LIABILITIES	37,249,059	32,912,947

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 101,350 shares issued and outstanding at September 30, 2022 and 102,350 issued and
outstanding at December 31, 2021	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 82,147 shares issued and outstanding at September 30, 2022 and 35,879 issued and
outstanding at December 31, 2021	9	4

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares
issued and outstanding at September 30, 2022 and December 31, 2021	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
123,627,213 shares issued and outstanding at September 30, 2022 and
123,441,102 shares issued and outstanding at December 31, 2021	12,363	12,344

Additional paid in capital	74,465,780	67,740,012

Accumulated deficit	(110,830,609)	(99,546,710)

Noncontrolling interests	(92,704)	(77,603)

STOCKHOLDERS' DEFICIT	(36,445,151)	(31,871,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$803,908	$1,041,004

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET REVENUE	$237	$1,068	$1,887	$2,341

OPERATING EXPENSES
Transaction expense	57,538	38,389	180,051	114,448
Sales and marketing	175,606	178,404	1,393,252	802,017
Product development	458,942	631,977	1,557,850	2,279,893
General and administrative	4,269,020	208,497	6,544,063	5,299,285
Total operating expenses	4,961,106	1,057,267	9,675,216	8,495,643

NET OPERATING LOSS	(4,960,869)	(1,056,199)	(9,673,329)	(8,493,302)

OTHER INCOME (EXPENSE)
Interest income	164	51	1,043	310
Forgiveness of debt	92,660	-	92,660	95,425
Interest expense	(254,314)	(252,621)	(760,915)	(828,568)
	(161,490)	(252,570)	(667,212)	(732,833)

NET LOSS	(5,122,359)	(1,308,769)	(10,340,541)	(9,226,135)

LESS: Accrued preferred dividends	(350,996)	72,219	(958,459)	(462,008)
Net loss attributable to noncontrolling interests	-	-	101	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,473,355)	$(1,236,550)	$(11,298,899)	$(9,688,042)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.04)	$(0.01)	$(0.09)	$(0.08)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	123,627,213	123,366,102	123,567,903	122,574,431

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Month Periods Ended September 30, 2022 and September 30, 2021

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(1,000)	-	-	-	-	-	111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

Sale of Series B Preferred stock	-	-	1,555	0	-	-	-	-	140,000	-	-	140,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	80,242	-	-	80,250
Fair value of options for services	-	-	-	-	-	-	-	-	840,541	-	-	840,541
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(315,113)	(5,000)	(320,113)
Net loss	-	-	-	-	-	-	-	-	-	(2,939,035)	-	(2,939,035)

Balance, June 30, 2022	101,350	$10	77,033	$8	-	$-	123,627,213	$12,363	$72,768,466	$(105,362,254)	$(87,704)	$(32,669,111)

Sale of Series B Preferred stock	-	-	5,114	1	-	-	-	-	460,249	-	-	460,250
Issuance of common stock to consultants	-	-	-	-	-	-	-	-	8,250	-	-	8,250
Fair value of options for services	-	-	-	-	-	-	-	-	1,228,815	-	-	1,228,815
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(345,996)	(5,000)	(350,996)
Net loss	-	-	-	-	-	-	-	-	-	(5,122,359)	-	(5,122,359)

Balance, September 30, 2022	101,350	$10	82,147	$9	-	$-	123,627,213	$12,363	$74,465,780	$(110,830,609)	$(92,704)	$(36,445,151)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as adjusted	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(87,783,083)	$(57,502)	$(26,381,329)

Conversion of preferred series A shares into common stock	(5,500)	(1)	-	-	-	-	611,111	61	(60)	-	-	-
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,800,000	180	1,929,820	-	-	1,930,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	1,417,625	-	-	1,417,625
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,114)	(5,000)	(267,114)
Net loss	-	-	-	-	-	-	-	-	-	(4,645,700)	(101)	(4,645,801)

Balance, March 31, 2021	102,350	$10	28,378	$3	-	$-	122,737,977	$12,274	$65,061,411	$(92,690,897)	$(62,603)	$(27,679,802)

Issuance of common stock to board members and employees	-	-	-	-	-	-	600,000	60	620,940	-	-	621,000
Exercise of options, cashless	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	1,161,089	-	-	1,161,089
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(262,113)	(5,000)	(267,113)
Net loss	-	-	-	-	-	-	-	-	-	(3,271,565)	-	(3,271,565)

Balance, June 30, 2021	102,350	$10	28,378	$3	-	$-	123,366,102	$12,337	$66,843,437	$(96,224,575)	$(67,603)	$(29,436,391)

Sale of Preferred B stock	-	-	5,278	-	-	-	-	-	475,020	-	-	475,020
Fair value of options for services	-	-	-	-	-	-	-	-	13,320	-	-	13,320
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	77,219	(5,000)	72,219
Net loss	-	-	-	-	-	-	-	-	-	(1,308,769)	-	(1,308,769)

Balance, September 30, 2021	102,350	$10	33,656	$3	-	$-	123,366,102	$12,337	$67,331,777	$(97,456,125)	$(72,603)	$(30,184,601)

See the accompanying notes to the condensed consolidated financial statements

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,340,541)	$(9,226,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	88,500	2,551,000
Fair value of options issued in exchange for services	2,473,042	2,592,035
Impairment loss	-	111,817
Depreciation and amortization	28,395	22,602
Forgiveness of debt	-	(95,425)
Decrease in assets
Prepaid expenses	88,576	54,683
Increase (decrease) in liabilities
Accounts payable and accrued expenses	603,214	382,187
Accounts payable and accrued expenses - related parties	(130,560)	(120,105)
Common stock to be issued	2,705,000	-

Net cash used in operating activities	(4,484,374)	(3,727,342)
		(757,032)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(10,621)	(41,196)
Net cash used in investing activities	(10,621)	(41,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	20,000
Proceeds from sale of Series B Preferred stock	4,164,249	475,020
Proceeds from 4% secured notes payable - stockholders	200,000	-
Repayment of notes payable - stockholders	-	(50,000)
Proceeds from convertible notes payable - stockholders	-	4,770,000

Net cash provided by financing activities	4,364,249	5,215,020

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(130,746)	1,446,482

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	553,131	273,176

CASH AND CASH EQUIVALENTS - END OF PERIOD	$422,385	$1,719,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$71,606
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$958,459	$462,008
Options issued for software	$-	$111,817
Issuance of common stock for accounts payable	$-	$135,000
Conversion of Series A Preferred stock to common stock	$11	$61
Adoption of new accounting principle for embedded derivative liabilities
affecting accumulated deficit	$-	$10,987,578
Exchange of deferred revenue for 10% convertible note payable	$-	$200,000
Cashless conversion of options into common stock	$-	$3
Exchange of note payable-stockholder and accrued interest for 4% convertible note payable	$-	$517,000

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Notes to Condensed Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform —Mazoola® - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

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

Revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested by the parent. The Company’s model contemplates levels of subscription revenue paid monthly, service fees, transaction fees and revenue sharing and licensing with banking and distribution partners.

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of REGO Payment Architectures, Inc. REGO owns 100% of the common stock of ZS. ZS is the holding company for various subsidiaries that may utilize REGO’s payment platform to address emerging markets.

There were minimal operations at ZS during the three and nine months ended September 30, 2022 and 2021.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017. ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions.

There were minimal operations at ZPS during the three and nine months ended September 30, 2022 and 2021.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the three and nine months ended September 30, 2022 and 2021.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the three and nine months ended September 30, 2022 and 2021.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It is now a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the three and nine months ended September 30, 2022 and 2021.

The Company’s principal office is located in Blue Bell, Pennsylvania.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2021 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2022, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of November 14, 2022, the Company has a cash position of approximately $6.6 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through March 2023.

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

Long-lived assets are tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value is less than the carrying value. Long-lived assets are considered impaired if the carrying value exceeds its fair value. The Company determined that the carrying value of the asset acquired from Chore Check, LLC exceeded its fair value and have recorded an impairment loss in the amount of $111,817 as of September 30, 2021, which is included in general and administrative expenses.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2022 and December 31, 2021, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $7,154 and $95,185, consisting of $7,154 and $95,185 in unpaid salary.

Additionally, as of September 30, 2022 and December 31, 2021, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $0 and $10,349, pursuant to a consulting agreement.

As of September 30, 2022 and December 31, 2021, the Company owed the Chief Financial Officer $3,808 and $35,988 in unpaid salary.

NOTE 5 – LOANS PAYABLE

Loans payable as of September 30, 2022 and December 31, 2021 were $42,600. Interest accrued on the loans at 6% and 10% was $6,022 and $3,806 as of September 30, 2022 and December 31, 2021. Interest expense related to these loans payable was $747 and $2,216 for the three and nine months ended September 30, 2022 and $256 and $760 for the three and nine months ended September 30, 2021.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently to October 31, 2023.

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

The Notes are recorded as a current liability as of September 30, 2022 and December 31, 2021 in the amount of $3,316,357. Interest accrued on the Notes was $2,428,329 and $2,179,602 as of September 30, 2022 and December 31, 2021. Interest expense related to these Notes payable was $82,909 and $248,727 for the three months and nine months ended September 30, 2022 and $82,909 and $241,325 for the three and nine months ended September 30, 2021.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of September 30, 2022 and December 31, 2021 in the amount of $595,000. Interest accrued on the notes, as of September 30, 2022 and December 31, 2021 was $257,481 and $195,626. Interest expense was $20,842 and $61,855 for the three and nine months ended September 30, 2022 and $20,844 and $204,411 for the three and nine months ended September 30, 2021. The higher 2021 interest expense is due to accretion of discount which was recognized in 2021 but not in 2022.

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

During the nine months ended September 30, 2022, the Company issued $200,000 aggregate principal amount of its New Secured Notes to a member of the Board of Directors and his son.

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

The maturity dates of the New Secured Notes were extended by the investors most recently to October 31, 2023.

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 and $14,781,250 as of September 30, 2022 and December 31, 2021. Interest accrued on the New Secured Notes was $2,000,636 as of September 30, 2022 and $1,552,519, as of December 31, 2021. Interest expense related to these New Secured Notes was $149,813 and $448,117 for the three and nine months ended September 30, 2022 and $148,036 and $385,527 for the three and nine months ended September 30. 2021.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2022 and 2021.

As of January 1, 2022, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2022 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2022, and there was no accrual for uncertain tax positions as of September 30, 2022. Tax years from 2018 through 2021 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2022 and 2021, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the nine months ended September 30, 2022, a Series A Preferred stockholder converted 1,000 Series A Preferred shares into 111,111 shares of common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $14,786,540 as of September 30, 2022, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the nine months ended September 30, 2022 and 2021, the Company sold 46,269 and 5,278 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $4,164,250 and $475,020.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of September 30, 2022, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2022, the value of the cumulative 8% dividends for all Rego preferred stock was $8,808,324. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of September 30, 2022, the value of the cumulative 8% dividends for ZS preferred stock was $78,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company entered into a financial advisory agreement in September 2021 whereby generally the Company will pay a financial advisor a success fee equal to 7% of the capital committed in a capital transaction involving the sale of the Company.

Option Amendments and Adjustments

On April 28, 2022, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 250,000 shares of common stock of the Company at exercise prices of $0.90 per share. These options were scheduled to expire on June 15, 2022 and were each extended to June 15, 2023. The increase in fair value of this term extension was $109,155 which was expensed during the nine months ended September 30, 2022. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 85.9%, risk free interest rate of 2.16%, and expected option life of 1.08 years.

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

NOTE 12 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2022, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are outstanding and unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of September 30, 2022, under the 2013 Plan, grants of restricted stock and options to purchase 3,550,000 shares of common stock have been issued and are outstanding and unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2022:

Risk Free Interest Rate	2.0%
Expected Volatility	109.5%
Expected Life (in years)	2.8
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.59

During the nine months ended September 30, 2022, the Company issued options to purchase 5,100,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $2,998,993 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Granted	5,100,000	$0.96	2.3	$1,600
Expired/Cancelled	(800,000)	$0.90	-	-

Exercisable at September 30, 2022	15,617,500	$0.68	1.8	$8,400

Exercisable at September 30, 2022 and expected to vest thereafter	15,617,500	$0.68	1.8	$8,400

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.22 for REGO’s common stock on September 30, 2022.

REGO expensed $1,228,814 and $2,473,043 for the three and nine months ended September 30, 2022 and $13,320 and $2,592,036 for the three and nine months ended September 30, 2021 with respect to stock options.

As of September 30, 2022, there was $635,105 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2022 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s warrants for the nine months ended September 30, 2022:

Weighted-
Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Expired/Cancelled	(1,500,000)	$0.90	-	$-

Balance, September 30, 2022	-	$-	-	$-

Exercisable at September 30, 2022	-	$-	-	$-

Exercisable at September 30, 2022 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.22 for REGO’s common stock on September 30, 2022.

REGO expensed $0 for the three and nine months ended September 30, 2022 and 2021 with respect to warrants.

All warrants were vested on the date of grant.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, September 30, 2022	1,600,000	$5.00	1.2	$-

Exercisable at September 30, 2022	1,600,000	$5.00	1.2	$-

Exercisable at and September 30, 2022 and expected to vest thereafter	1,600,000	$5.00	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on September 30, 2022.

For the three and nine months ended September 30, 2022 and 2021, ZS expensed $0 with respect to options.

The following table summarizes the activities for ZCS’s stock options for the nine months ended September 30, 2022:

	Options Outstanding
			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	2.0	$-

Balance, September 30, 2022	1,600,000	$5.00	1.2	$-

Exercisable at September 30, 2022	1,600,000	$5.00	1.2	$-

Exercisable at September 30, 2022 and expected to vest thereafter	1,600,000	$5.00	1.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on September 30, 2022.

For the three and nine months ended September 30, 2022 and 2021, ZCS expensed $0 with respect to options.

NOTE 13 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the nine months ended September 30, 2022 and 2021 were $101 and $101.

NOTE 14 – OPERATING LEASES

For the three and nine months ended September 30, 2022 total rent expense under leases amounted to $1,211 and $3,612 and for the three and nine months ended September 30, 2021 total rent under leases amounted to $805 and $3,087. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2022.

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

On February 22, 2022, a Board member and his son each purchased a 4% Secured Note Payable for $100,000.

On April 1, 2022, the Chief Executive Officer was paid a bonus of $50,000.

On April 7, 2022, the Chief Financial Officer was paid a bonus of $75,000.

On September 1, 2022 the Board passed a Resolution for Successful Corporate Actions Awards equity bonus program whereby the completion of any one of the following actions result in the awarding of common stock to certain executives and members of the board of directors: commercial distribution agreement for Rego’s Digital Wallet and/or Mazoola Pay Kid Button; a branding event with Mastercard or Visa; or the adoption of the Company’s COPPA compliant wallet by a bank with assets greater than $4 billion. The prospective awarding of shares would be as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,000,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 50,000 shares. The distribution of the shares will not occur until the date the Company is sold. As of September 30, 2022 none of the aforementioned actions were completed and thus no common stock awards were granted.

On September 22, 2022 the following bonus issuances of common shares were earned pursuant to the Successful Corporate Actions Awards equity bonus program (Engagement of an Investment Banker or the sale of the Company): Chairman: 1,000,000 shares; Chief Executive Officer: 1,500,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 150,000 shares. The distribution of the shares will not occur until the date the Company is sold.

NOTE 16 – COMMON STOCK TO BE ISSUED

On September 22, 2022 the Company engaged Raymond James & Associates, Inc. for their investment banking advisory services pursuant to a prospective sale of the Company. The successful engagement of Raymond James & Associates resulted in an incentive award of 2,850,000 shares of common stock due to certain executives and board of directors. The Company accrued compensation expense of $2,705,000, the fair value of the common stock to be issued, for the three and nine months ended September 30, 2022.

NOTE 17 – SUBSEQUENT EVENTS

Between October 1, 2022 and November 15, 2022, the Company sold 78,227 shares of the Company’s Series B Preferred Stock in a private placement to accredited investors and received proceeds of $7,040,400.

On October 5, 2022 the Company completed its targeted funding via the Series B Preferred Stock. This successful completion resulted in an incentive award of 2,150,000 shares of common stock due to certain executives and members of the board of directors. The Company accrued compensation expense of $2,645,000, the fair value of the common stock to be issued, in October 2022.

On October 14, 2022, the Company filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series B Cumulative Convertible Preferred Stock was increased from 222,222 shares to 347,222 shares.

On October 17, 2022 the following cash bonuses were paid out pursuant to the Successful Corporate Actions Awards equity bonus program (Completion of the $20,000,000 Preferred B Raise): Chairman: $100,000; Chief Executive Officer: $100,000; Chief Technology Officer: $25,000; and Chief Financial Officer: $25,000. Pursuant to this item, shares of common stock were also earned as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,000,000 shares; Chief Technology Officer: 100,000 shares; and Chief Financial Officer: 50,000 shares. The distribution of the shares will not occur until the date the Company is sold. The Company accrued compensation expense of $2,645,000, the fair value of the common stock to be issued, in October 2022.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following discussion analyzes our results of operations for the three months ended September 30, 2022 and 2021. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2022 and 2021, we generated revenues of $237 and $1,068.

Net Loss

For the three months ended September 30, 2022 and 2021, we had a net loss of $5,122,359 and $1,308,769.

Transaction Expense

Transaction expense for the three months ended September 30, 2022 was $57,538 compared to $38,389 for the three months ended September 30, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2022 were $175,606 compared to $178,404 for the three months ended September 30, 2021, a decrease of $2,798. The decrease is attributed to lower option compensation expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Product Development

Product development expenses were $458,942 and $631,977 for the three months ended September 30, 2022 and 2021, a decrease of $173,035. Expenses were scaled back upon completion of the Platform in 2022.

General and Administrative Expenses

General and administrative expenses increased $4,060,523 to $4,269,020 for the three months ended September 30, 2022 from $208,497 for the three months ended September 30, 2021. The increase is mainly due to share based compensation of $3,900,000 combined with an increase in legal and professional fees of $75,000 as compared to the three months ended September 30, 2021. This increase was due to fees associated with the engagement of the investment banker and legal fees related to prospective partnerships with other financial service payment companies.

Forgiveness of Debt

During the three months ended September 30, 2022 the Company had $92,660 of debt forgiven compared to $0 for the three months ended September 30, 2021. The debt forgiven was related to a vendor’s payable dating back several years.

Interest Expense

During the three months ended September 30, 2022, the Company incurred interest expense of $254,313 compared to $252,621 for the three months ended September 30, 2021, an increase of $1,692. The increase in interest expense relates to increased levels of outstanding debt.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following discussion analyzes our results of operations for the nine months ended September 30, 2022 and 2021. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2022 and 2021, we generated revenues of $1,887 and $2,341.

Net Loss

For the nine months ended September 30, 2022 and 2021, we had a net loss of $10,340,541 and $9,226,135.

Transaction Expense

Transaction expense for the nine months ended September 30, 2022 was $180,051 compared to $114,448 for the nine months ended September 30, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2022 were $1,393,252 compared to $802,017 for the nine months ended September 30, 2021, an increase of $591,235. This resulted from a marketing plan designed to bring users to the Platform.

Product Development

Product development expenses were $1,557,850 and $2,279,893 for the nine months ended September 30, 2022 and 2021, a decrease of $722,043. Expenses were scaled back upon completion of the Platform in 2022.

General and Administrative Expenses

General and administrative expenses increased $1,244,778 to $6,544,063 for the nine months ended September 30, 2022 from $5,299,285 for the nine months ended September 30, 2021. The increase is due to a legal fee increase of approximately $456,000 related to prospective partnerships with other financial service payment companies and an increase in share based compensation expense of $841,000 for options and shares issued to employees and consultants.

Forgiveness of Debt

During the nine months ended September 30, 2022, the Company had $92,660 of vendor debt forgiven compared to $95,425 for the nine months ended September 30, 2021 which consisted of $79,500 from the Paycheck Protection Plan, $2,000 from the Economic Injury Disaster Loan, and $13,925 of vendor debt.

Interest Expense

During the nine months ended September 30, 2022, the Company incurred interest expense of $760,915 compared to $828,568 for the nine months ended September 30, 2021, a decrease of $67,653. The decrease in interest expense relates to the exchange of certain 10% Secured Promissory Notes for 4% Secured Promissory Notes.

Liquidity and Capital Resources

As of November 14, 2022 we had cash on hand of approximately $6.6 million.

Net cash used in operating activities increased $757,032 to $4,484,374 for the nine months ended September 30, 2022 as compared to $3,727,342 for the nine months ended September 30, 2021.  The increase resulted primarily from the increased marketing costs related to the Mazoola® app, increased professional fees related to the patent and trademark valuation and costs associated with common shares to be issued offset by the reduction in non-cash based compensation.

Net cash used in investing activities decreased to 10,621 for the nine months ended September 30, 2022 from $41,196 for the nine months ended September 30, 2021 as a result of a decrease in patents and trademarks expense.

Net cash provided by financing activities increased to $7,069,249 for the nine months ended September 30, 2022 from $5,215,020 for the nine months ended September 30, 2021. The increase is attributed to higher proceeds from the sale of Series B Preferred Stock to provide capital to continue operations as well as an increase in common shares to be issued for the nine months ended September 30, 2022 as compared to the prior year period. This was offset by a decrease in proceeds from the sale of Convertible Notes Payable as compared to the prior year period.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that revenue will be developed at the earliest until the second quarter of 2023. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond March 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2022 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2022, the Company sold 5,114 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $460,250. In October and November 2022, the Company sold 78,227 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $7,040,400.

Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

The disclosure set forth in Part II – Item 2 above is incorporated by reference.

ITEM 6. EXHIBITS

10.1*	Employment Agreement dated August 16, 2022 between the Company and Joseph Toczydlowski

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management  contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGO PAYMENT ARCHITECTURES, INC.

	By:	/s/ Joseph R. Toczydlowski
Joseph R. Toczydlowski
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: November 14, 2022

