Form 10-K
period 2022-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2023-03-31
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $101,391,214 as of June 30, 2022 based on the price at which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 124,443,105 shares of common stock outstanding as of the close of business on March 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2022

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

ITEM 1.     BUSINESS.

General Development

REGO Payment Architectures, Inc. (the “Company,” “REGO,” “we”, or “us”) was incorporated in Delaware on February 11, 2008 under the name Chimera International Group, Inc.  On April 4, 2008, we amended our certificate of incorporation and changed our name to Moggle, Inc.  On August 22, 2011, we filed a Certificate of Ownership with the Secretary of State of Delaware, pursuant to which the Company’s newly formed wholly owned subsidiary, Virtual Piggy Incorporated was merged into and with the Company (the “Merger”). In connection with the Merger and in accordance with Section 253 of the Delaware General Corporation Law, the name of the Company was changed from “Moggle, Inc.” to “Virtual Piggy, Inc.”  On February 28, 2017, we amended our certificate of incorporation and changed our name to REGO Payment Architectures, Inc. Our principal offices are located at 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422 and our telephone number is (267) 465-7530.

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

Our focus currently is monetizing the Mazoola® Digital Wallet Platform in the Financial Technology (“FinTech”) industry through white label, licensing and partnership agreements.  We have successfully launched the Mazoola® App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform - Mazoola® - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

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

In November 2020, California went even further by passing the California Privacy Rights Act (“CPRA”) of 2020. The CPRA is the strongest consumer privacy law ever enacted in the United States and achieves broad general parity with the most comprehensive laws in other jurisdictions including Europe (GDPR), Japan, Israel, New Zealand, and Canada. Protection of children is a key component of the CPRA with significant expansion to enforcement also included. CPRA empowers the Attorney General, California’s 62 different district attorneys, and a brand-new California Privacy Protection Agency to enforce it, with those powers coming into force on July 1, 2023. Additional states such as Virginia, Connecticut, Colorado, and Nevada are exploring joining California in implementing similar comprehensive privacy legislation.

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

In short, the handling of EU citizens’ data is mandated by GDPR using a baseline set of standards for companies that are designed to better safeguard the processing and movement of personal data. The Company has designed its Platform and app to be in compliance with GDPR and has received the GDPRkidsTM Trustmark from PRIVO.

Revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested. There will be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

Industry Background

In 2022, it was estimated that approximately 25% of the world’s population, estimated at 8 billion, or approximately 2 billion people were under age 15. This is primarily Generation Z (“Gen Z”) and Generation Alpha (“Gen Alpha”).

Gen Z are those born between 1997 and 2010 and are characterized by growing up in a highly sophisticated media and computer environment with greater internet savvy than any previous generation. They have been coined with the names “True Gen,” the “iGeneration,” “Homelanders,” “Generation Connected,” and “Dot Com Kids.” Gen Z has an estimated spending power of $323 billion per year, while it is estimated that Gen Z influences $600 billion in family spending per year.

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

Gen Alpha are those born since the year 2010. They are the children of the Millennials and are sometimes referred to as mini-Millennials. They will be the first generation entirely born and shaped in the 21st century. They have become known as “Digital Natives.” They are the most materially endowed and technologically literate generation on Earth. While not much information has been observed as of yet, Gen Alpha has been projected to be the best-educated, the most technologically immersed, the wealthiest and the generation most likely to spend some or all of their childhood in living arrangements without both of their biological parents. Millennials tend to provide mini versions of what they have themselves to Gen Alpha. Thus, Gen Alpha is more likely to seek out the best brands and best products and have the ability to differentiate knockoff brands. This is the next generation to watch as they have already begun to spend and influence spending.

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

The key metrics to the FinTech industry are as follows:

●	The U.S. Fintech market has achieved a $4 trillion market size in 2022 and projects a Compound Annual Growth Rate (CAGR) of 11% over the next 5 years.
●	In the U.S., the leading FinTech segment is digital payment, valued at over $1.2 trillion in 2021.
●	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.
●	By 2025, the U.S. will account for more than 62% of the global FinTech transaction value.
●	The worth of the global financial sector is expected to be $28.5 trillion by 2025 with a 6% CAGR.
●	75% of global consumers have used at least one fintech service to pay online or using a mobile application.
●	70% of U.S. customers say that mobile banking will represent the future.
●	In 2022, the market's leading segment was digital payments, with a total transaction value of $1.8 trillion.
●	In the U.S., the number digital payment users is projected to be 307 million by 2026.

FinTech companies are not restricted to the same degree by regulatory compliance nor antiquated systems with which the established financial services companies contend, although governments at all levels are increasing their interest in the industry.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience. In 2022, nearly two-thirds (65.3 percent) of the U.S. population used a digital banking services. Additionally, in 2022, 97% of millennials indicated that they use mobile banking.

The innovations taking place in FinTech can be summarized in four categories:

1.	Peer-to-Peer (“P2P”) value exchanges – Growth of applications has been stimulated by the popularity and use of social networks.
2.	Applications with machine intelligence – Automation becoming a necessity in the do-it-yourself environment.
3.	Data-driven services – The ability to access data and data analytics is leading to more individualized products and lower pricing of financial services.
4.	Less definition between physical and virtual worlds – People are using financial services more in the virtual arena than in visiting physical locations.

Digital-only banking is growing. These banks offer virtual global payments, P2P transfers and opportunities to buy and exchange Bitcoin and other cryptocurrencies.

Blockchain, a distributed ledger technology, is also having a substantial impact on global finance. The two fastest-growing segments of FinTech are blockchain and regulatory technology (“regtech”). It is anticipated that blockchain technology will increase the global economy by $1.76 trillion by 2030. The largest economic impact will be tracking and tracing products and services estimated at $962 billion. Payments and financial services will be impacted by an approximate $433 billion. The sectors benefiting the most will be public administration, education and healthcare. The countries that will benefit the most are anticipated to be China ($440 billion) and the US ($407 billion).

The global P2P market size was valued at $1.9 trillion in 2020 and is projected to grow to $9 trillion by 2030. In 2022, the largest P2P money transfer service has an estimated transaction volume of $1.4 trillion with 435 million users. There is evidence to support the primary uses of P2P money transfers is the exchange of money between family and friends.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions are expected to save operational costs in the banking industry $7.3 billion globally by 2023. By 2025, Robo-advisors are expected to manage $16 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

Mobile payments were approximately $2 trillion in 2021. The people using contactless payments in 2021 numbered 1.5 billion. In 2022, there were approximately 3.4 billion mobile wallet users with this number expected to exceed 5.2 billion in 2026. As of 2022, mobile payments are used by more than 2 billion people globally, growing by millions each year and mobile transactions comprised 89% of all banking transactions. App store spending was $167 billion worldwide in 2022.

With this as a backdrop, REGO Payment Architectures, Inc. has identified an emerging need to market a financial platform that provides this generation with an alternative solution to traditional banking and solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping. Mazoola ® is that platform and along with providing the solution it teaches financial responsibility.

The Company’s Relationship to the Children’s Online Privacy Protection Act

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The new products will meet the requirements imposed by COPPA, including the recent amendments.  The Company has gone further than dealing with the federal rules by mapping all state-by-state statutes and regulations that deviate from the federal laws and thus have a complete inter-state commerce view of the regulations that assure compliance for all participants in the system.

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

Other Consumer Privacy Protection Legislation

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Possible penalties under COPPA provide for civil penalties of $42,350 per violation, however, the FTC considers many factors when levying penalties. Among these are the ability of the company to stay in business after the penalty is imposed. Google and YouTube paid a record $170 million in 2019 to settle civil penalties brought by the FTC. Musical.ly (TikTok) agreed to a settlement of $5.7 million in February 2019. TechCrunch’s Verizon-owned parent, Oath, created from the merging of AOL and Yahoo, has agreed to pay approximately $5 million for violating COPPA in December 2018. The New York Attorney General has targeted Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues. In July 2021, Kuuhuub, Inc. was fined $3 million for violating COPPA. Epic Games, Inc., the creator of the popular video game Fortnite, was recently fined in December 2022 $275 million for COPPA violations.

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

In 2022 there were 511 GDPR fines that totaled over €835 million. Among the top violators in 2022 were Meta/Facebook twice (totaling €670 million) and Clearview AI, Inc. several times (totaling €68 million).

The Opportunity

Gen Z and Gen Alpha are the core target users of our mobile payment app, Mazoola®

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

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. In 2022, 20 states had enacted legislation or adopted resolutions regarding financial literacy and financial education issues. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within our Platform target both the parent and the child.  These built-in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

2.	The ability to (mis) attribute the child’s transaction and personal identification.

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

Safety & Security: Partners can safely engage a younger consumer segment and their families with a new family friendly peer-to-peer-payment approach.  Vendors will be explicitly protected from non-compliant transactions and the underlying technology protects the privacy of the user.

Youth Financial Literacy: Partners can expand their brand story around empowerment and education of youth financial literacy while engaging their ‘future customers’ with Gen Z, a digital native population of post-millennial youth.

The REGO Mazoola® app and associated digital wallet technology is designed to enable our partners to engage families with Gen Z and Gen Alpha youths through the leading money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections.  The Mazoola® app enables a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

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

Closed network consumer to business (C2B) and business to business (B2B).  An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system.  This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement.  Many school lunch programs are now provided by large catering companies.  This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate.  Removing this overhead can have a significant positive financial impact on profitability.  It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

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

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada and a service mark application for Mazoola® The USPTO has already granted us service mark registrations for Oink, Oink (stylized), PiggyPick, Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, Virtual Piggy Youth Empowered Parent Approved and Design, PiggyPick, Wishlist Wednesday, the PIG design, and the PIG design (alternative). The Canadian Intellectual Property Office has already granted the registration for VP Authenticate.

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

In addition, we cannot be certain that our technology will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify, and we have not made an exhaustive search of all patent filings. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third-party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

Research and Development

During 2022 and 2021, our research and product development expenses were approximately $2.1 million and $2.8 million, all of which were borne by us.

Our Revenue Model

Our ability to generate and grow revenue is affected by consumer spending patterns, merchants and consumer adoption of digital payment methods.  We are relying on the growth of mobile devices and the applications that will be used by merchants and consumers on those devices, and the transition from cash and checks to digital forms of payment, including cryptocurrencies.  Our strategy to drive revenue in our business includes the following:

●	Utilize our COPPA compliant platform to capitalize on mobile device applications
●	License or enter into revenue sharing agreements around our technology for use with compatible technologies focusing on digital forms of payment
●	Utilize the blockchain component of the platform in conjunction with cryptocurrencies

As of the date of this report, we have not generated significant revenue. Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2023, we expect to seek additional revenue streams as follows:

●	Private labeling licenses for: FinTech companies, telecommunication vendors, distributors, and value-added resellers (VAR)
●	User subscription fees based on premium services
●	Transaction and processing fees for both closed and open network transactions
●	Special services fees for ad hoc special requests
●	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data)
●	Advertising revenue – for context-based push messaging to subscribers
●	Shared transaction revenue or rebates from banking partners

On March 8, 2023, we entered into a Partner Acceleration Program Agreement with Q2 Software, Inc. (“Q2”). Pursuant to this agreement, we will integrate our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into to Q2’s digital banking platform. The agreement will make our family wallet available to Q2’s network of 450 financial institution customers to allow end-user customers of subscribing financial institutions to utilize our family wallet.

Our Plan of Operation

We launched our Mazoola® app in 2021. In 2022, the following enhancements were made:

●	Added support for complex families
●	Redesigned UI from the ground up
●	Moved to React Native for a unified codebase for iOS and Android
●	Simplified Peer-to-Peer
●	Improved Fraud Prevention
●	Switched to Mastercard's Finicity for connecting bank accounts
●	Added Biometric Authentication
●	Migrated ChoreCheck Users to Mazoola
●	Capture Device Info to Simplify Support
●	Created POC of Stock Investing Feature

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

1.	A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the Mazoola® digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

2.	Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistic/inventory management systems.

3.	Predictive analytic products and services based on REGO’s anonymized data collection techniques.

4.	A two-sided platform of the REGO offering, MazoolaPay, which is currently in later stage development. This provides a way for retailers to offer families a compliant payment offering when engaging in e-commerce transactions.

Sales and Marketing Strategy

In 2023, we are working with small and large banks, credit unions and other channel providers for the adoption of our unique wallet for their family clients. Additionally, we are also focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z and Gen Alpha population through the FinTech industry.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

Seasonality

Our new model should not be subject to seasonality.

Competition

The global payments industry is highly competitive. There is a continuous introduction of new entrants into the market and the development of new technologies and product offerings in the global payments industry, which is already highly competitive.  It is continuously changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses. Most of our current and potential competitors may be larger than we are, have larger customer bases, greater brand recognition, longer operating histories, a dominant or more secure position, or broader geographic scope than we do, or offer products and services that we do not offer. Although payment services such as Zelle, Venmo, PayPal, Amex Bluebird, FamZoo and Visa Buxx can be viewed as our competitors, we do not believe that these provide the type of family friendly solution that not only teaches young people about saving, spending, and giving, while being compliant with COPPA and other laws that users of all ages need to be aware of, including but not limited to privacy, data collection, and security. We will compete against many companies that are larger than we are in a wide range of businesses, including banks, credit card providers, technology and ecommerce companies and traditional retailers.  We will compete against various forms of payment methods including cash and checks, credit and debit cards, automated clearing house, mobile payments and other online payment services.

To compete effectively, we will focus a majority of our 2023 resources on product distribution and licensing and technology and product development.

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

Human Capital Resources

As of December 31, 2022, we had 4 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

We outsource our marketing efforts and most of our product development costs. Our relationship with all of these vendors is good.

Company Information

Our website can be found on the Internet at www.regopayments.com. The website contains information about the Company and our operations, however, the contents of our website are not incorporated into this Form 10-K. We make available free of charge through a link on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). These reports may be accessed on our website by following the link under Investor Relations and then clicking on SEC filings.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2022, have an accumulated deficit of approximately $117.2 million.  We incurred net losses to common shareholders of approximately $17.6 million during the year ended December 31, 2022 and approximately $11.8 million during the year ended December 31, 2021.  As of March 31, 2023 we had a cash position of approximately $5.2 million.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2022 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

In order to execute our business plan and pay expenses in connection with unforeseen events, we will need to raise additional capital, which may not be available on terms acceptable to us, if at all.

In order to execute our current business plan, we will need to raise additional capital.  The amount of funding required will be determined by many factors, some of which are beyond our control, and we may require such funds sooner than currently anticipated or to cover unforeseen expenses.   We expect that any such funding will be raised through sales of our debt or equity securities. When raising additional funding, general market conditions or the then-current market price of our common stock may not support capital-raising transactions. We have not made arrangements to obtain additional financing and we can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we cannot raise funds when they are needed or if such funds cannot be obtained on acceptable terms, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company. This may seriously harm our business, financial condition and results of operations.

We are essentially a start-up company with an unproven business model which makes it difficult to evaluate our current business and future prospects.

We are essentially a start-up company introducing new services and technologies.  We are completing the development and rollout of our enhanced Platform, however, we have not generated significant revenue.  We expect to generate all of our future revenues from the development and marketing of our COPPA compliant payment solution Platform to financial institutions and merchants. However, we have only a very limited operating history and have not generated significant revenue upon which to base an evaluation of our current business and future prospects.  Although our management team has substantial experience in developing and managing businesses, they have never developed or offered such a technology and there can be no assurance that we will be able to successfully develop and market such technology.  If we are unable to fully develop and commercialize our Platform, or manage other challenges facing development stage companies, such as raising additional capital, managing existing and expanding operations, and hiring qualified personnel, we may continue to be unprofitable or, in the extreme case, be forced to cease operations. Before purchasing our common stock, you should consider an investment in our common stock in light of the risks, uncertainties and difficulties frequently encountered by early-stage companies in new and evolving markets such as ours, including those described herein. We may not be able to successfully address any or all of these risks.  Failure to adequately address such risks would have a material adverse effect on our financial condition and results of operation and could cause our business to fail.

Our management has limited experience in our relatively new industry, which may make it difficult for you to evaluate our business prospects.

Our senior management does not have direct experience in the online payment or retail industries.  There can be no assurance that our management team will be successful in working together to develop and market our Platform.  In addition, the online payment industry is a relatively new industry.  Although there a number of online payment solutions, relatively few are directed specifically to the “Under 18” market segment.   You must consider our business prospects in light of the risks and difficulties we will encounter in the future in a new and rapidly evolving industry. We may not be able to successfully address these risks and difficulties, which could materially harm our business prospects, financial condition and results of operations.

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

We are also subject to product obsolescence, technological change, shifts in buying patterns, financial difficulties and budget constraints of current and potential customers, levels of demand for virtual goods, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase revenues, fluctuations in demand can also negatively impact our revenues.

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

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business depends upon a number of factors, including our ability to identify emerging technological and market trends in our target end-markets, develop and maintain competitive products, develop our Platform that differentiates our services from those of our competitors, and develop and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in the early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to continually refine and successfully commercialize the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the ongoing evolution of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly impact our revenues and adversely affect our business, operations and financial results.

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

In order to execute our business plan, we will be dependent upon executives, as well as other key development personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

Our business, results of operations and financial condition may be adversely affected by public health epidemics, including the continuing effects of the novel coronavirus (“COVID-19”) pandemic.

The ultimate extent to which the COVID-19 pandemic impacts our business, financial condition, and results of operations will depend on future developments, which are highly uncertain, difficult to predict, and subject to change, including, but not limited to, the duration, scope, severity, proliferation of variants and increase in the transmissibility of the virus, its impact on the global economy, actions taken to contain or limit the impact of COVID-19, geographic variation in how countries and states are handling the pandemic, and how quickly and to what extent normal economic and operating conditions may potentially resume.

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

While our business may benefit from the shift from in-store shopping and traditional payment methods towards e-commerce and digital payments, to the extent that customer preferences revert to pre-COVID-19 behaviors as the pandemic-related restrictions lessen, our business, financial condition, and results of operations would be adversely impacted.

The significant increase in the number of our employees who are working remotely as a result of the pandemic, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, increase cybersecurity risk, strain our business continuity plans, negatively impact productivity, and give rise to claims by employees or otherwise adversely affect our business. Additionally, COVID-19 could require new or modified processes, procedures, and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will otherwise be satisfactory to government authorities.

The impacts of COVID-19, individually or collectively, could have a material adverse impact on our business, financial condition, and results of operations and have the effect of heightening or exacerbating many of the other risks described in this “Risk Factors” section.

RISKS RELATED TO INTELLECTUAL PROPERTY, TECHNOLOGY AND REGULATION

Our lack of patent and/or copyright protection and any unauthorized use of the Platform by third parties may adversely affect our business.

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

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims.  While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify, and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third-party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of the Platform which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information.  If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time-consuming litigation, and may divert our management and key personnel from operating our business.

The impact of laws regulating financial institutions may adversely impact our business.

The impact of laws regulating financial institutions, including the Dodd-Frank Wall Street Reform and Consumer Protection Act may adversely impact our business as a result of our reliance on merchants to provide services for our Platform.

Changes to payment card networks or bank fees, rules, or practices could harm our business and, if we do not comply with the rules, could result in the termination of our ability to accept credit cards. If we are unable to accept credit cards, our competitive position would be seriously damaged.

We may belong to or directly access payment card networks, such as Visa, MasterCard and the National Automated Clearing House Association (“NACHA”), in order to accept or facilitate the processing of credit cards and debit cards (including some types of prepaid cards) for merchants.  We also expect to rely on banks or other payment processors to process transactions and must pay fees for this service.  From time to time, payment card networks have increased, and may increase in the future, the interchange fees and assessments that they charge for each transaction using one of their cards. Generally, payment card processors have the right to pass any increases in interchange fees and assessments on to payment systems like ours as well as increase their own fees for processing. Changes in interchange fees and assessments could increase our operating costs and reduce profit margins, if any.  In addition, in some markets, governments have required Visa and MasterCard to reduce interchange fees or have opened investigations as to whether Visa or MasterCard's interchange fees and practices violate antitrust law.  The financial reform law enacted in 2010 authorizes the Federal Reserve Board to regulate debit card interchange rates and debit card network exclusivity provisions, and the Federal Reserve Board has proposed rules that include caps on debit card interchange fees at significantly lower rates than Visa or MasterCard currently charge.  We expect to be required by our processors to comply with payment card network operating rules, which generally include the obligation to reimburse processors for any fines they are assessed by payment card networks as a result of any rule violations by users of our Platform.  The payment card networks set and interpret the card rules which could be more difficult or expensive to comply with.  We also expect to be required to comply with payment card networks' special operating rules for Internet payment services. Some of these rules may be difficult or even impossible for us to comply with. If we are unable to comply with these rules, we may be subject to fines for any failure to comply with such rules or we may lose our ability to gain access to the credit card associations or NACHA.

Any capacity constraints or system disruptions, including natural disasters could have a material adverse effect on our business.

Our business will rely significantly on Internet technologies and infrastructure. Therefore, the performance and reliability of our Internet sites and network infrastructure will be critical to our ability to attract and retain users, merchants and strategic partners.  Any system error, outage or failure, or a sudden and significant increase in traffic, may result in the unavailability of sites and significantly delay response times.  Individual sustained or repeated occurrences could result in a loss of potential or existing users.  Our systems and operations will be vulnerable to interruption or malfunction due to certain events beyond our control, including natural disasters, international diseases, telecommunications failures and computer hacking.  We will also rely on Web browsers and online service providers to provide Internet access to our sites. There can be no assurance that we will be able to expand our network infrastructure, either alone or through the use of third-party hosting systems or service providers, on a timely basis sufficient to meet demand.  Our operations and services depend on the extent to which our computer equipment and the computer equipment of our third-party network providers is protected against damage from fire, earthquakes, terrorist acts, natural disasters, computer viruses, unauthorized entry, power loss, telecommunications failures, and similar events.  Despite precautions taken by us and our third-party network providers, over which we have no control, a natural disaster, infectious disease, or other unanticipated problems at our headquarters or a third-party provider could cause interruptions in the services that we provide. If disruptions occur, we may have no means of replacing these network elements on a timely basis or at all.  Any accident, incident, system failure, or discontinuance of operations involving our network or a third-party network that causes interruptions in our operations could have a material adverse effect on our ability to provide services to our partners and customers and, in turn, on our business, financial condition, and results of operations.

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

Our payment system is susceptible to potentially illegal use.  Use of our payment system for illegal or improper purposes could subject us to claims, such as individual and class action lawsuits, and government and regulatory investigations, inquiries or requests that could result in potential liability.  Increased penalties for intermediaries providing payment services for certain illegal activities have become more prevalent.  Any threatened or resulting claims could result in a material adverse effect on our business.

We may be subject to credit card transaction fraud.

Our business model depends upon the processing of credit cards and may include the sale of gift cards.  In cases where we are the merchant of record on a gift card sale, we could be held financially responsible for the value of gift cards which are purchased using a fraudulent or stolen credit card. While we use software and safeguards to ensure that credit cards we accept are valid, there can be no assurance that credit card fraud will not occur.  In addition, in the case of transactions where our merchant is in the United States and is the merchant of record, we are not generally responsible for credit card fraud.  However, given that our business will be dependent on the successful processing of credit cards and payment solutions, fraudulent processing could have an adverse effect on our merchant relationships and could result in liability.  Additionally, other countries have varying rules on who the responsible party would be in certain variations of credit card or other payment fraud.  While we are researching such international policies and rules, as necessary, and are implementing safeguards to minimize risk, there can be no assurance that we will not incur liability relating to credit card or other payment fraud.

If we are unable to effectively protect our intellectual property rights on a worldwide basis, we may not be successful in the planned international expansion of our Platform.

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. Regarding our own intellectual property, we intend to actively enforce and protect our rights to the extent practicable. However, there can be no assurance that our efforts will be adequate to prevent the misappropriation or improper use of our protected technology in international markets.

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

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

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

Our Board of Directors is continually exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that an exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  On September 22, 2022 the Company engaged an investment banker to explore a potential sale of the Company. We have also engaged a mergers and acquisitions law firm and remain committed to the exploration and assessment of our strategic alternatives.

Trading in our common stock has been limited, there is no significant trading market for our common stock, and purchasers of our common stock may be unable to sell their shares.

Our common stock is currently eligible for quotation on the OTC QB, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

We may not be able to qualify to have our common stock listed on a national stock exchange.

The Company’s common stock currently trades on the Over the Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2022 the Company does not meet.  The listing process can be lengthy, discretionary, and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.   Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2023, options for the purchase of 16,500,000 shares of our common stock were outstanding and 62,100,904 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Because we do not expect to pay dividends in the foreseeable future, investors seeking cash dividends should not purchase shares of common stock.

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

We are required to remain current in our filings with the SEC in order for our shares of common stock to continue to be eligible for quotation on the OTC QB. In the event that we become delinquent in our required filings with the SEC, quotation of shares of our common stock will be terminated following a 30-day grace period if we do not make our required filing during that time.  In such an event purchasers of our common stock may find it difficult to sell their common stock.

If we issue shares of preferred stock with superior rights to the shares of common stock, it could result in a decrease in the value of our common stock and delay or prevent a change in control of us.

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have 269,279 shares of preferred stock outstanding (consisting of 98,350 shares of Series A Cumulative Convertible Preferred Stock and 170,929 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,730,721 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares. Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

Provisions of our certificate of incorporation, bylaws and Delaware law may make a contested takeover of our Company more difficult.

Certain provisions of our certificate of incorporation, bylaws and the General Corporation Law of the State of Delaware ("DGCL") could deter a change in our management or render more difficult an attempt to obtain control of us, even if such a proposal is favored by a majority of our stockholders. For example, we are subject to the provisions of the DGCL that prohibit a public Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation’s outstanding voting shares (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner.  Our certificate of incorporation also includes undesignated preferred stock, which may enable our board of directors to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise. Finally, our bylaws include an advance notice procedure for stockholders to nominate directors or submit proposals at a stockholders’ meeting. Delaware law and our charter may therefore inhibit a takeover.

The influx of additional shares of our common stock onto the market pursuant to SEC Rule 144 may create downward pressure on the trading price of our common stock.

A material percentage of the currently outstanding shares of our common stock were issued as “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement, under the requirements of Rule 144, or other applicable exemptions from registration under the Act and applicable state securities laws.  Generally, Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares. Under Rule 144, a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) may freely resell restricted securities issued by a reporting company so long as such securities have been held by the owner for a period of at least one year, or under certain circumstances six months.  The availability of a large number of shares for sale to the public under Rule 144 and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

We may require shareholders to authorize additional shares for us to properly finance our business.

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 27.6 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

RISKS RELATED TO OUR FINANCIAL STATEMENTS

Management’s judgment could impact the amount of non-cash compensation expense.

To estimate the fair value of our stock option awards we currently use the Black-Scholes options pricing model. The determination of the fair value of equity-based awards on the date of grant using an options pricing model is affected by our current stock price as well as assumptions regarding a number of complex and subjective variables. Management is required to make certain judgments for these variables which include the expected stock price volatility over the term of the awards, the expected term of options based on employee exercise behaviors, and the risk-free interest rate. One of the factors used in determining such value is stock volatility.  Because of the limited trading activity of our common stock, prior to January 1, 2014, we used the stock volatility of four peer companies.  To the extent that we used different peer companies to measure volatility, a different stock volatility factor may have resulted which would have caused a different stock valuation and a related increase or decrease in non-cash compensation expense.  Beginning January 1, 2014, volatility in all instances presented is the Company’s estimate of volatility that is based on the historical volatility of the Company’s stock price.  If actual results are not consistent with our assumptions and judgments used in estimating key assumptions, in future periods, the stock option expense that we record for future grants may differ significantly from what we have recorded in the current period.

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

Common Stockholders

As of March 31, 2023 our shares of Common Stock were held by 141 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2022.

Sales of unregistered securities

During the fourth quarter of 2022, the Company issued 80,338 shares of the Company’s Series B Preferred Stock and received proceeds of $7,230,400 in a private placement to accredited investors under Section 4(a)(2) of the Securities Act. See Note 12 of the financial statements contained herein for a description of the terms of the Series B Preferred Stock.

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation, and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

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

The REGO Mazoola® app and associated digital wallet technology is designed to enable our partners to engage families with Gen Z and Gen Alpha youths through a money management, transactional and financial literacy platform that enables young people to make smart decisions about the things they value in life — including their money, their time, their ideas and their connections. The Mazoola® app enables a new way for individual users to own and monetize their purchasing behavior that is currently unavailable to them.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following discussion analyzes our results of operations for the years ended December 31, 2022 and 2021. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2022 and 2021, we generated revenues of $2,073 and $2,628. Our revenue is generated from transactional sources with customers.

Net Loss

Our net loss attributable to common stockholders increased $5.8 million to $17.6 million for the year ended December 31, 2022 compared to $11.8 million for the year ended December 31, 2021, as a result of increased legal and professional fees associated with the 2022 enterprise/patent valuation ($0.8 million); increased Board fees ($0.5 million); increased consulting options ($1.2 million); and increased stock incentive compensation ($5.4 million) partially offset by a decrease in Board options expense ($2.1 million).

Transaction Expense

Transaction expense for the year ended December 31, 2022 was $0.3 million compared to $0.2 million for year ended December 31, 2021. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.2 million in 2022 to $1.7 million compared to $1.5 million in 2021. In 2022 we ramped up marketing campaigns for our mobile app and hired additional consultants to develop and execute the marketing plan.

Product Development

Product development expenses decreased by $0.7 million in 2022 to $2.1 million compared to $2.8 million in 2021. Expenses were scaled back upon completion of the Platform in February 2022.

General and Administrative Expenses

General and administrative expenses increased by $5.8 million in 2022 to $11.4 million compared to $5.6 million in 2021. This was attributed to the incentive awards due to certain executives and board members resulting from the successful engagement of an investment banker and the successful completion of targeted funding via the sale of Series B Preferred Stock on September 22, 2022 and October 5, 2022, respectively.

Interest Expense

Interest expense decreased $0.1 million to $1.0 million in 2022 compared to $1.1 million in 2021.

Forgiveness of Debt

The Company had $0.1 million of vendor debt forgiven during 2022. In 2021, $0.1 million of debt was forgiven as a result of the Paycheck Protection Plan loan that was forgiven in full by the Small Business Administration.

Liquidity and Capital Resources

Net cash used in operating activities increased $1.1 million to $6.2 million for the year ended 2022 compared to $5.1 million for the year ended December 31, 2021.  The increase resulted primarily from the increase in common stock to be issued, offset by a decrease in the fair value of common stock issued in exchnage for services in 2022.

Net cash used in investing activities was $0.01 million and $0.1 million for the years ended December 31, 2022 and 2021. The Company maintained the current patents in 2022.

Net cash provided by financing activities increased by $6.3 million to $11.7 million for the year ended December 31, 2022 compared to $5.4 million for the year ended December 31, 2021.  The increase is primarily attributed to the $11.4 million in proceeds received from the sale of Series B Preferred Stock to provide capital to continue operations.

Subsequent to December 31, 2022, the Company raised gross proceeds of $760,000 through the issuance of the Company’s Series B Preferred stock.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.

On March 13, 2023, Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with James Davison (the “Lender”). The Lender is an existing shareholder of the Company. Pursuant to the LOC Agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date hereof, the Company will repay any amounts outstanding within sixty (60) days.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We do not project that significant revenue will be developed until the second quarter of 2024. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2023, the Company has a cash position of approximately $5.2 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through December 2023.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain elements of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements, competitive pressures, system design and/or other specifications we may be required to change the current plans.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments that do not vest immediately upon grant are recorded as an expense over the vesting period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	71	Chairman of the Board
Peter S. Pelullo	71	Director, Chief Executive Officer
Joseph R. Toczydlowski	53	Chief Financial Officer

Our directors serve annual terms.  We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: software development, ecommerce, the FinTech industry, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service and have highlighted particularly noteworthy attributes for each board member in the individual biographies below. The principal occupation and business experience, for at least the past five years of each current director and executive officer is as follows:

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

Peter S. Pelullo

Peter S. Pelullo, has been an entrepreneur for the past 20 years. While his career has focused on the media and telecommunications industries, Mr. Pelullo has had extensive experience in both the construction and food and beverage industries. Mr. Pelullo founded Clariti Telecommunications International, LTD, a NASDAQ Small Cap listed company that developed proprietary digital wireless technology. Mr. Pelullo identified and organized through European banks, asset managers, and portfolio managers approximately $90 million in equity for such company’s technology and business development. Mr. Pelullo has extensive experience in corporate finance, operating a public company, strategic planning, cash flow management and international business development. Mr. Pelullo was also the founder of Alpha International Recording Studios which he merged with the world-renowned Sigma Sound Studio which created the “Sound of Philadelphia”. He also created Philly World Records (an independent record label), which he sold to MCA Records. Mr. Pelullo also has years of experience in the Real Estate sector as well as restructuring and work out services for companies that need to return to solvency and stable operations.

Joseph R. Toczydlowski

Mr. Toczydlowski was appointed the Chief Financial Officer in August 2022. Mr. Toczydlowski has held various financial positions at Sculptz, Inc. since 1998, most recently as Chief Financial Officer since April 2011. His other areas of expertise include taxation, business analytics and marketing. In early 2022, Mr. Toczydlowski provided CFO consulting services to a tech startup with publicly traded shares. He previously served as a Senior Tax Accountant at United Refrigeration, Inc. and Arthur Andersen & Co. Mr. Toczydlowski is a Certified Public Accountant and has a B.S. in Accounting from LaSalle University.

Committees of the Board of Directors

At this time, due to the small size of the Company’s Board of Directors, the Company does not have any committees of the Board of Directors and the Board of Directors does not have an “audit committee financial expert,” as defined by the SEC rules.

Code of Ethics

Our board of directors approved a Code of Ethics and Rules of Conduct in accordance with the rules of the Securities and Exchange Commission that govern the conduct of each of our directors, officers, consultants and employees.  Our Code of Ethics and Rules of Conduct is maintained on our website at www.regopayments.com.  Any amendments to, or waivers of the Code of Ethics and Rules of Conduct that apply to our principal executive officer, principal financial officer, or principal accounting officer and that relates to any element of the definition of the term “code of ethics,” as the term is defined by the Securities and Exchange Commission, will be posted on our website at www.regopayments.com.  There are currently no such amendments or waivers.

We recognize the importance of preventing both actual conflicts of interest and the appearance of such conflicts in dealings between the Company and “related persons” (our directors, director nominees, executive officers, stockholders beneficially owning 5% or greater of our common stock, or the immediate family members of any of the foregoing).  The Board of Directors will regularly review our corporate policies with respect to conflicts of interest including related party transactions and investigate instances of such conflicts.

Each matter described below under “Item 13. Certain Relationships and Related Transactions, and Director Independence” was vetted and pre-approved by a majority of the disinterested members of our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2022, except that Messrs. Hannahs and Pelullo each failed to file Form 4 on a timely basis with respect to a stock option grant and a stock award.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2022 and 2021:

				Stock		Option	All Other
		Salary	Bonus	Awards (1)		Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Peter S. Pelullo, Chief Executive Officer	2022	400,185	250,000	3,021,000		-	-	3,671,185
	2021	184,046	-	1,631,000	(3)	-	-	1,815,046

Scott A. McPherson, Former Chief Financial Officer (2)	2022	158,296	75,000	-		-	-	233,296
	2021	192,307	-	460,000		42,102	-	694,409

Joseph R. Toczydlowski, Chief Financial Officer (2)	2022	62,192	25,000	203,850		228,266	-	519,308
	2021	-	-	-		-	-	-

(1)	The value of the stock awards is based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 15 to the financial statements included in this Form 10-K.
(2)	Mr. McPherson resigned on August 15, 2022 and was replaced by Mr. Toczydlowski as Chief Financial Officer.
(3)	Stock was issued to International Corporate Management, Inc. a company owned by Peter S. Pelullo.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2022:

	Option awards							Stock awards
											Equity
											incentive
										Equity	plan awards:
					Equity					incentive	Market or
					incentive					plan awards:	payout
					plan awards:				Market	Number of	value of
		Number of		Number of	Number of			Number of	value of	unearned	unearned
		securities		securities	securities			shares or	shares or	shares, units	shares, units
		underlying		underlying	underlying			units of	units of	or other	or other
		unexercised		unexercised	unexercised	Option		stock that	stock that	rights that	rights that
		options		options	unearned	Exercise	Option	have not	have not	have not	have not
		(#)		(#)	options	Price	Expiration	vested	vested	vested	vested
Name		exercisable		unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Peter S. Pelullo		750,000	(a)	-	-	0.26	4/12/2023	-	-	-	-
		100,000	(a)	-	-	0.90	7/23/2023	-	-	-	-
		500,000	(a)	-	-	0.25	8/13/2025	-	-	-	-
		300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
		-		-	-	-	-	-	-	1,500,000	1,875,000
		-		-	-	-	-	-	-	1,000,000	1,250,000
Scott A. McPherson	(c)	750,000		-	-	0.26	4/12/2023	-	-	-	-
		100,000		-	-	0.90	7/23/2023	-	-	-	-
		500,000		-	-	0.25	8/18/2025	-	-	-	-
		300,000	(b)	-	-	5.00	12/19/2023	-	-	-	-
		50,000		-	-	0.90	1/15/2026	-	-	-	-
Joseph R. Toczydlowski	(c)	250,000		-	-	1.21	8/16/2027	-	-	-	-
		-		-	-	-	-	-	-	150,000	187,500
		-		-	-	-	-	-	-	50,000	62,500

(a) Options were issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo.

(b) Options were issued by Zoom Solutions, Inc., a majority-owned subsidiary of the Company.

(c) Scott A. McPherson resigned as CFO on August 15, 2022 and was replaced by Joseph R. Toczydlowski.

No named executive officers exercised stock options or warrants during 2022.

Narrative Disclosure to Compensation Tables

Employment Agreements

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

On August 15, 2022, Scott A. McPherson resigned as Chief Financial Officer of the Company.

On August 16, 2022, the Company appointed Joseph R. Toczydlowski as Chief Financial Officer. Pursuant to an employment agreement effective August 16, 2022, Mr. Toczydlowski will receive an annual salary of $165,000 for the first year of employment, which will be increased to $175,000 in the second year of employment. The employment agreement has an initial term of two years and renews for successive one-year periods unless either party gives notice of intent to not renew the agreement at least 60 days prior to the renewal date. Notwithstanding the term, Mr. Toczydlowski’s employment is “at will” and is terminable at any time by either party, without further economic obligation beyond the termination date except as required by law. Mr. Toczydlowski also received an option to purchase 250,000 shares of the Company’s common stock upon commencement of his employment under the agreement with an exercise price of $1.21 per share and a five-year term.

Performance Stock Awards

On September 22, 2022, the Company engaged an investment banker to explore a potential sale of the Company. This successful engagement of an investment banker resulted in incentive awards of 2,650,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	1,000,000	$949,000
Peter Pelullo	1,500,000	$1,423,500
Joseph Toczydlowski	150,000	$142,350
Total	2,650,000	$2,514,850

The distribution of the shares underlying the incentive awards will not occur until the date the Company is sold.

On October 5, 2022 the Company completed its financing through the sale of Series B Preferred Stock. This successful completion resulted in incentive awards of 2,050,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	1,000,000	$1,230,000
Peter Pelullo	1,000,000	$1,230,000
Joseph Toczydlowski	50,000	$61,500
Total	2,050,000	$2,521,500

The distribution of the shares underlying the incentive awards will not occur until the date the Company is sold.

On December 5, 2022, Mr. Pelullo received a grant of 250,000 shares of the Company’s common stock valued at $367,500.

Mr. Pelullo will receive 250,000 shares of the Company’s common stock upon the sale of the Company or a more than 50% change in control, as well as an option to purchase 500,000 shares of the Company’s common stock at an exercise price of the closing price per share on the date of sale or change in control that will vest immediately.

Upon sale of the Company, Mr. McPherson will receive 250,000 shares of the Company’s common stock, as well as an option to purchase 500,000 shares of the Company’s common stock at an exercise price of the closing price per share on the date of sale or change in control that will vest immediately.

Upon the sale of the Company, Mr. Toczydlowski will receive an option to purchase 250,000 shares of the Company’s common stock at an exercise price of the closing price per share on the date of sale or a change in control that will vest immediately.

Option Issuances

On August 16, 2022, Mr. Toczydlowski received an option to purchase 250,000 shares of the Company’s common stock, with an exercise price of $1.21, vesting immediately and a term of 5 years and valued at $302,500.

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2022 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2022.  The $100K paid to Mr. Hannahs in 2022 was a bonus resulting from the Successful Corporate Actions Awards – Completion of the Series B Preferred financing that occurred in October 2022.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs (a)	-	2,179,000	-	100,000	-	-	2,279,000

(a)	On December 31, 2022, Mr. Hannahs held in the aggregate options to purchase a total of 1,250,000 shares of the Company’s common stock and options to purchase 500,000 shares of Zoom Solutions, Inc.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan.  We did not pay an annual fee to any of our directors during 2022 as a result of our cost conservation efforts, although Mr. Hannahs did receive an incentive-based payment as described above. Each member of our board of directors receives reimbursement of expenses incurred in connection with his or her services as a member of our board or board committees.

Mr. Hannahs also received performance stock awards during 2022 described in “Narrative Disclosure to Compensation Tables – Performance Stock Awards” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2023, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing or other information provided to the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	27,528,856	(b)	20.2%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		10.0%
Series B Cumulative Convertible Preferred	Suite 1600	97,779		60.2%
	Century City, CA 90067

Common	Peter S. Pelullo	17,803,983	(c)	14.2%
	325 Sentry Parkway, Suite 200
	Blue Bell, PA 19422

(a) This table has been prepared based on 124,443,105 shares of our common stock, 98,350 shares of Series A Cumulative Convertible Preferred Stock and 170,929 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2023.

(b) Consists of 8,310,555 shares of common stock, 100,000 shares underlying options exercisable at $0.90 per share, 10,000 shares of Series A convertible preferred stock, convertible into 1,111,111 shares of common stock and 97,779 shares of Series B convertible preferred stock, convertible into 10,864,333 shares of common stock.  Also consists of 7,142,857 shares of common stock held in the name of The JP’s Nevada Trust.  John Paul DeJoria is the settlor of The JP’s Nevada Trust and, pursuant to the terms of such trust, may be deemed to have beneficial ownership of such shares.

(c) Consists of 4,792,858 shares of common stock, 11,661,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, 750,000 shares underlying options exercisable at $0.26 per share, 100,000 shares underlying options exercisable at $0.90 per share and 500,000 shares underlying options exercisable at $0.25 per share. All of the options are held by International Corporate Management, Inc.

The following table shows beneficial ownership of the Company common stock as of March 31, 2023, by our directors and our executive officers and by all current directors and executive officers as a group:

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	17,803,983	(b)	14.2%

Gerald Hannahs	5,357,333	(c)	4.2%

Joseph R. Toczydlowski	250,000	(d)	*

All current directors and executive officers as a group (3 persons)	23,411,316		18.0%

(a) This table has been prepared based on 124,443,105 shares of our common stock outstanding on March 31, 2023. The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 4,792,858 shares of common stock, 11,661,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, 750,000 shares underlying options exercisable at $0.26 per share, 100,000 shares underlying options exercisable at $0.90 per share and 500,000 shares underlying options exercisable at $0.25 per share. All of the options are held by International Corporate Management, Inc.

(c) Consists of 774,000 shares of common stock, 500,000 shares underlying options exercisable at $0.25 per share and 750,000 shares underlying options exercisable at $0.26 and 30,000 shares of Series A Convertible Preferred A stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 250,000 shares underlying options exercisable at $1.21 per share.

* Less than 1%

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation, and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	4,737,500	$0.32	300,000

Equity compensation plans not approved
by security holders: (b)	11,324,625	0.89	-

Total	16,062,125	$0.61	300,000

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.
(b)	Options approved by the board but not governed by an Equity Compensation Plan.

2008 Equity Incentive Plan

We adopted our 2008 Equity Incentive Plan as of March 3, 2008 (the “2008 Plan”). Awards could be made under the 2008 Plan for up to 25,000,000 shares of our common stock in the form of stock options or deferred stock awards.  Awards could be given to our employees, officers or directors as well as our consultants or advisors.  The 2008 Plan is administered by our board of directors which has full and final authority to interpret the 2008 Plan, select the persons to whom awards may be granted, and determine the amount, vesting and all other terms of any awards.

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

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The original expiration date of March 3, 2018 was extended for one year and the 2008 Plan has now expired.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner. As of December 31, 2022 and December 31, 2021, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $1,703 and $95,185, consisting of $1,703 and $95,185 in unpaid salary.

As of December 31, 2022 and December 31, 2021, the Company owed the Chief Financial Officer $907 and $35,988 in unpaid salary.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $10,000 per month, plus expenses.  As of December 31, 2022 and 2021, the Company owed the consultant $0 and $10,349. For each of the years ended December 31, 2022 and 2021, the Company expensed $120,000 to this consultant.

The amounts owed have been included in accounts payable and accrued expenses – related parties.

Director Independence

Our Board of Directors consists of two persons. The Board has determined that Gerald Hannahs is an “independent director” within the meaning of the Nasdaq Listing Rules. Peter Pelullo, who is a member of the Board of Directors and also our Chief Executive Officer is not independent within the meaning of the NASDAQ Listing Rules. Our common stock is not listed on Nasdaq, however, we have chosen Nasdaq’s independence rules solely for purposes of this disclosure in accordance with the applicable rules of the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen, LLP, for the audit of our annual financial statements for the years ended December 31, 2022 and 2021 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2022 and 2021 were $78,552 and $76,500, respectively.

Audit-Related Fees

Fees billed for the years ended December 31, 2022 and 2021 for assurance and related services rendered by Morison Cogen, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0.

Tax Fees

During the fiscal years ended December 31, 2022 and 2021, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen, LLP.

All Other Fees

During the fiscal years ended December 31, 2022 and 2021, there were no additional fees billed for products and services provided by Morison Cogen, LLP other than those set forth above.

All services provided by Morison Cogen, LLP are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements set forth herein.

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2017.

3.9

Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the Commission on August 24, 2021).

3.10

Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2022).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013).

10.3	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.4	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.7	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.10	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.13	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.15	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.16	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.19	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.20	Convertible Debenture dated as of December 15, 2019 issued by REGO Payment Architectures, Inc. in favor of Nehemiah Partners I, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2020).

10.21	Purchase of Business Agreement dated as of January 1, 2021 between Chore Check, LLC and the Registrant (incoprorated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.22	Nonqualified Stock Option Agreement dated January 1, 2021 between Registrant and Chore Check, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.23*	Employment Agreement between the Registrant and Peter S. Pelullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 14, 2020).

10.24*	Agreement dated August 11, 2020 between the Registrant and David Knight (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2020).

10.25*

Settlement Agreement dated June 1, 2021 between Registrant and Nehemiah Partners I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021.

10.26*	Employment Agreement between the Registrant and Scott A. McPherson (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2022).

10.27*

Employment Agreement dated August 16, 2022 between the Company and Joseph Toczydlowski (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.28	Investor Private Line of Credit dated March 13, 2023 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2023).

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2023.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Joseph R. Toczydlowski
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	March 31, 2023
Peter S. Pelullo

/s/Joseph R. Toczydlowski	Chief Financial Officer and Principal Accounting Officer	March 31, 2023
Joseph R. Toczydlowski

/s/ Gerald Hannahs	Chairman of the Board, Director	March 31, 2023
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

March 31, 2023

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,005,667	$553,131
Prepaid expenses	17,758	108,131
Deposits	341	341

TOTAL CURRENT ASSETS	6,023,766	661,603

OTHER ASSETS

Patents and trademarks, net of accumulated amortization of $291,255 and $253,262	352,859	379,401
	352,859	379,401

TOTAL ASSETS	$6,376,625	$1,041,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,861,314	$6,108,019
Accounts payable and accrued expenses - related parties	2,610	141,522
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,781,250
Preferred stock dividend liability	9,214,850	7,928,199
Common stock to be issued	5,350,000	-

TOTAL CURRENT LIABILITIES	40,363,981	32,912,947

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 100,350 shares issued and outstanding at December 31, 2022 and 102,350 issued and outstanding at December 31, 2021	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 162,485 shares issued and outstanding at December 31, 2022 and 35,879 issued and outstanding at December 31, 2021	17	4

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 124,160,885 shares issued and outstanding at December 31, 2022 and 123,441,102 shares issued and outstanding at December 31, 2021	12,416	12,344

Additional paid in capital	83,255,319	67,740,012

Accumulated deficit	(117,157,414)	(99,546,710)

Noncontrolling interests	(97,704)	(77,603)

STOCKHOLDERS' DEFICIT	(33,987,356)	(31,871,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,376,625	$1,041,004

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2022	2021

NET REVENUE	$2,073	$2,628

OPERATING EXPENSES
Transaction expense	258,746	165,018
Sales and marketing	1,681,040	1,454,325
Product development	2,059,890	2,837,012
General and administrative	11,425,026	5,612,413
Total operating expenses	15,424,702	10,068,768

NET OPERATING LOSS	(15,422,629)	(10,066,140)

OTHER INCOME (EXPENSE)
Interest income	1,043	333
Forgiveness of debt	92,660	95,425
Interest expense	(1,015,228)	(1,080,391)
	(921,525)	(984,633)

NET LOSS	(16,344,154)	(11,050,773)

LESS: Accrued preferred dividends	(1,286,651)	(732,955)
Net loss attributable to noncontrolling interests	101	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(17,630,704)	$(11,783,627)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.10)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,634,367	122,775,473

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2022 and 2021

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2020, as adjusted	107,850	$11	28,378	$3	-	$-	120,096,866	$12,010	$61,447,232	$(87,783,083)	$(57,502)	$(26,381,329)

Conversion of Series A Preferred Stock into common stock	(5,500)	(1)	-	-	-	-	611,111	61	(60)	-	-	-
Sale of Series B Preferred stock	-	-	7,501	1	-	-	-	-	675,019	-	-	675,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	2,400,000	240	2,550,760	-	-	2,551,000
Issuance of common stock for accounts payable	-	-	-	-	-	-	150,000	15	134,985	-	-	135,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	7	67,493	-	-	67,500
Exercise of options	-	-	-	-	-	-	80,000	8	19,992	-	-	20,000
Exercise of options, cashless	-	-	-	-	-	-	28,125	3	(3)	-	-	-
Fair value of options for software	-	-	-	-	-	-	-	-	111,817	-	-	111,817
Fair value of options for services	-	-	-	-	-	-	-	-	2,732,777	-	-	2,732,777
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(712,955)	(20,000)	(732,955)
Net loss	-	-	-	-	-	-	-	-	-	(11,050,672)	(101)	(11,050,773)

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(2,000)	-	-	-	-	-	222,221	22	(22)	-	-	(0)
Sale of Series B Preferred stock	-	-	126,606	13	-	-	-	-	11,394,638	-	-	11,394,651
Issuance of commonstock to board members and employees	-	-	-	-	-	-	250,000	25	367,475	-	-	367,500
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	88,492	-	-	88,500
Exercise of options	-	-	-	-	-	-	145,000	14	130,486	-	-	130,500
Exercise of options, cashless	-	-	-	-	-	-	27,562	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	3,534,241	-	-	3,534,241
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(1,266,651)	(20,000)	(1,286,651)
Net loss	-	-	-	-	-	-	-	-	-	(16,344,053)	(101)	(16,344,154)

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,344,154)	$(11,050,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	456,000	2,618,500
Fair value of options issued in exchange for services	3,534,241	2,732,775
Impairment loss	-	111,817
Depreciation and amortization	37,993	31,337
Forgiveness of debt	(92,660)	(95,425)
Decrease in assets
Prepaid expenses	90,373	54,709
Increase (decrease) in liabilities
Accounts payable and accrued expenses	845,955	692,429
Accounts payable and accrued expenses - related parties	(138,912)	(148,182)
Common stock to be issued	5,350,000	-

Net cash used in operating activities	(6,261,164)	(5,052,813)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(11,451)	(82,252)
Net cash used in investing activities	(11,451)	(82,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	130,500	20,000
Proceeds from sale of Series B Preferred stock	11,394,651	675,020
Proceeds from 4% secured notes payable - stockholders	200,000	-
Repayment of notes payable - stockholders	-	(50,000)
Proceeds from convertible notes payable - stockholders	-	4,770,000

Net cash provided by financing activities	11,725,151	5,415,020

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,452,536	279,955

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	553,131	273,176

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,005,667	$553,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-	$71,606
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$1,286,651	$732,955
Options issued for software	$-	$111,817
Issuance of common stock for accounts payable	$-	$202,000
Conversion of Series A Preferred stock to common stock	$22	$61
Adoption of new accounting principle for embedded derivative liabilities affecting accumulated deficit	$-	$10,987,578
Exchange of deferred revenue for 10% convertible note payable	$-	$200,000
Cashless conversion of options into common stock	$3	$3
Exchange of note payable-stockholder and accrued interest for 4% convertible note payable	$-	$517,000

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform solution—Mazoola®- a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

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

There were minimal operations at ZS during the years 2022 and 2021.

ZOOM Payment Solutions, Inc. (“ZPS”)

ZPS (formerly Zoom Payment Solutions USA, Inc.) was incorporated in the state of Nevada on December 6, 2017.  ZPS is a wholly owned subsidiary of ZS with the core focus on providing mobile payments solutions.

There were minimal operations at ZPS during the years 2022 and 2021. ZPS was legally dissolved on December 28, 2022.

ZOOM Blockchain Solutions, Inc. (“ZBS”)

ZBS was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. This company was focused on blockchain as a business solution for the retail and Consumer Packaged Goods (“CPG”) industries.

There were minimal operations at ZBS during the years 2022 and 2021. ZBS was legally dissolved on December 28, 2022.

ZOOM Cloud Solutions, Inc. (“ZCS”)

ZCS (formerly Zoom Canada Solutions, Inc.) was incorporated in the state of Delaware on April 20, 2018 as an 85% owned subsidiary of ZS. ZCS was focused on providing a highly secure cloud storage as a service.

There were minimal operations at ZCS during the years 2022 and 2021. ZCS was legally dissolved on December 28, 2022.

ZOOM Auto Solutions, Inc. (“ZAS”)

ZAS (formerly Zoom Mining Solutions) was incorporated in the State of Delaware on February 19, 2018 as a wholly owned subsidiary of ZCS. It became a wholly owned subsidiary of ZBS.

There were minimal operations at ZAS during the years 2022 and 2021. ZAS was legally dissolved on December 28, 2022.

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

Level 1: Quoted market price in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

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

Revenue for the years ended December 31, 2022 and 2021 was $2,073 and $2,628. Revenues were derived from the operation of the Platform.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2019 through 2022 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0 and $1,063 for the years ended December 31, 2022 and 2021. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Product development costs were $2,059,890 and $2,837,012 for the years ended December 31, 2022 and 2021.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss for each of the years ended December 31, 2022 and 2021, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity – Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity – classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted this standard effective January 1, 2022 which did not have a material impact on the Company's consolidated financial statements and related disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2022 there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

The Company’s current monetization model is to derive revenues from levels of service fees, transaction fees and in some cases, revenue sharing with banking and distribution partners.  As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

As of March 31, 2023, the Company has a cash position of approximately $5.2 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2023.

NOTE 3 - PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years.  At December 31, 2022 and 2021, capitalized patent and trademark costs, net of accumulated amortization, were $352,859 and $379,401.  Amortization expense for patents and trademarks was $37,992 and $31,337 for the years ended December 31, 2022 and 2021.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2022 and 2021, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $1,703 and $95,185 in unpaid salary.

Additionally, as of December 31, 2022 and 2021, the Company owed the son of a more than 5% beneficial owner, Chief Executive Officer, President and Board member, $0 and $10,349, pursuant to a consulting agreement.

As of December 31, 2022 and 2021, the Company owed the Chief Financial Officer $907 and $35,988 in unpaid salary.

NOTE 5 – PAYCHECK PROTECTION PROGRAM LOAN PAYABLE

During April 2020, the Company received $2,000 from the Emergency Injury Disaster Loan program and $79,500 from the Paycheck Protection Program. The Company has spent all of the proceeds under these programs for payroll related expenses.

In accordance with FASB ASC 470, Debt, the Company recorded the loans as a current liability in the amount of $81,500 as of December 31, 2020. The Company recorded derecognition of the liability in accordance with FASB ASC 405-20, Liabilities-Extinguishment of Liabilities, when on January 28, 2021, the Company received notification from the lender that its Paycheck Protection Program loan had been forgiven in full by the Small Business Administration in the amount of $79,500, and that no further payments were required. The Paycheck Protection Program loan was recognized as forgiveness of debt during the year ended December 31, 2021.

Additionally, the Economic Injury Disaster Loan of $2,000 ($1,000 per employee) does not require repayment and was also recognized as forgiveness of debt.

NOTE 6 – LOANS PAYABLE

The balance of the loans payable as of December 31, 2022 and 2021 was $42,600. Interest accrued on the loans at 6% and 10% was $6,768 and $3,806 as of December 31, 2022 and 2021.  Interest expense related to these loans payable was $2,962 and $1,016 for the years ended December 31, 2022 and 2021.

NOTE 7 – DEFERRED REVENUE

The Company received $200,000 in May 2018 as a down payment to develop software for the automotive industry.

During the year ended December 31, 2021, the Company exchanged $200,000 of deferred revenue for a 10% Secured Convertible Note Payable in the amount of $200,000 (Note 8).

NOTE 8 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from October 31, 2022 to October 31, 2023, with the consent of the Note holders.

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

During the years ended December 31, 2022 and 2021, the Company exchanged $0 and $200,000 of deferred revenue for a 10% Secured Convertible Promissory Note Payable (Note 7).

The Notes are recorded as a current liability, in the amount of $3,316,357 as of December 31, 2022 and 2021.  Interest accrued on the notes was $2,511,238 and $2,179,602 as of December 31, 2022 and 2021.  Interest expense related to these notes payable was $331,636 and $324,234 for the years ended December 31, 2022 and 2021.

NOTE 9 – NOTES PAYABLE - STOCKHOLDERS

On December 15, 2019, the Company issued a 60 day convertible debenture in the amount of $500,000, bearing interest at 10% along with options to purchase 350,000 shares of the Company’s common stock at an exercise price of $0.90 for a term of 2 years, vesting immediately. In addition to the interest, the note holder will receive a total of $550,000 as principal repayment and interest upon maturity of the promissory note. The additional $50,000 is considered additional interest and is being amortized over the term of the loan. The options were valued at $28,243 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options, with the following assumptions: no dividend yield, expected volatility of 149.3%, risk free interest rate of 1.61% and expected option life of 2 years.  The relative fair value of the option was $26,864 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes.  The Company has been unable to raise sufficient funds to enable repayment of this promissory note. The debenture also has the following additional provisions:

1.	Holder’s Option to Increase Financing. The Company grants the Holder an option to purchase up to $10,000,000 in additional debentures which grant the Holder the right to convert such debentures into special cashless warrants that pay, upon a Deemed Liquidation Event, an amount per share equal to 600% of the exercise price, which is $0.90, of the warrants. Such option will expire 24 months after this Debenture has been paid or converted.

2.	As additional consideration for this Debenture, the Company agrees to share with the Holder fifty percent (50%) of the Company’s revenue received from a specified Norwegian joint-venture (“Joint-Venture Consideration”) until such Joint-Venture Consideration equals $500,000 in aggregate. Holder may, at Holder’s option, convert such Joint-Venture Consideration into the Series C Preferred Stock provided the Series C Preferred Stock terms have not expired.

3.	As additional consideration for this Debenture, the Company agrees to grant the Holder a right to purchase for $3,000,000 fifteen percent (15%) interest in the revenues of the Scandinavian joint-venture, or related entity (the “Scandinavian Option”). The Scandinavian Option expired 3 years from the Original Issue Date of this Debenture.

During the year ended December 31, 2021, the Company repaid $50,000 principal of the loan referenced above and then exchanged the remaining $450,000 principal of that loan for a 4% Secured Convertible Note in the amount of $517,000, which included accrued interest of $67,000 (Note 10). The holder of this Note was given an option to purchase a total of 88,889 shares of the Company’s Series B Preferred Stock, which requires all cash purchases of Series B Preferred Stock at $90.00 per share, as detailed below, to be made to the Company by the due dates in order to prevent the termination of the option as follows:

1.	$200,000 on or before July 20, 2021, unless the option has previously terminated.

2.	$250,000 on or before August 23, 2021, unless the option has previously terminated.

3.	$300,000 on or before October 4, 2021, unless the option has previously terminated.

4.	$350,000 on or before November 5, 2021, unless the option has previously terminated.

5.	$400,000 on or before December 6, 2021, unless the option has previously terminated.

6.	$500,000 on or before January 3, 2022, unless the option has previously terminated.

7.	In order to prevent the termination of the option, unless it has previously terminated, the Holder of the option must purchase $500,000 of the Company’s Series B Preferred Stock (5,556 shares) on or before February 7, 2022 and continuing on the first Monday of every subsequent month, until a total of $8 million of the Company’s Series B Preferred Stock has been purchased.

8.	In addition to the other termination clauses, the option will terminate and be of no further force or effect ten days after the occurrence of any of the following events, however nothing will prevent the holder from purchasing up to $8 million in the aggregate of the Company’s Series B Preferred Stock during the ten day period:

a.	Execution by the Company of an engagement letter with a “major bracket” investment banking firm.
b.	Upon the Company entering into a definitive agreement with respect to a specified Norway white label transaction.
c.	Upon the MazoolaPay® technology becoming integrated and operational on any one of the following websites:
i.	Demandware
ii.	Magento
iii.	WooCommerce
iv.	Shopify
v.	BigCommerce
vi.	Wix
vii.	Squarespace
viii.	Square Online

d.	Upon the Company entering into a definitive agreement to white label the MazoolaPay® technology with a banking institution with assets in excess of $1.5 billion, excluding Origin Bank.

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

On October 29, 2021, the Company extended the deadline date for the exercise of the option expiring on November 5, 2021 to November 23, 2021 related to the $517,000 note payable and revalued the option accordingly. The option to purchase $8 million of the Company’s Series B Preferred Stock with an exercise price of $90.00, a term of 0.7 months and fully vested was revalued at $0, fair value. The option was valued using the Black-Scholes option pricing model to calculate the grant-date fair value of the option, with the following assumptions: no dividend yield, expected volatility of 0%, risk free interest rate of 0.05% and expected life of 0.7 months.

The option to purchase up to a total of 88,889 shares of the Company’s Series B Preferred Stock ($8 million) was not exercised by November 23, 2021 and has expired as of December 31, 2022.

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

During the year ended December 31, 2020, the Company exchanged $107,000 of its notes payable – stockholders for $107,000 of the Company’s 4.0% Secured Convertible Promissory Notes (Note 10).

The notes payable are recorded as a current liability as of December 31, 2022 and 2021 in the amount of $595,000.  Interest accrued on the notes as of December 31, 2022 and 2021 was $278,326 and $195,626.  Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $82,700 and $146,166 for the years ended December 31, 2022 and 2021.

NOTE 10 – 4.0% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”).  The Company issued additional New Secured Notes during 2016, 2017, 2018, 2019, 2020, 2021 and 2022.

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

During the year ended December 31, 2022 and 2021, the Company issued $200,000 and $4,770,000 aggregate principal amount of its New Secured Notes to certain investors.

In addition, during the year ended December 31, 2021, the Company exchanged the remaining $450,000 principal of a Note Payable and accrued interest of $67,000 for a 4% Secured Convertible Note in the amount of $517,000 (Note 9).

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 and $14,781,250 as of December 31, 2022 and 2021.  Interest accrued on the New Secured Notes was $2,150,449 and $1,552,519 as of December 31, 2022 and 2021.  Interest expense, including accretion of discounts related to these notes payable was $597,929 and $533,339 for the years ended December 31, 2022 and 2021.

NOTE 11 - INCOME TAXES

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

At December 31, 2022, the Company has a net operating loss (“NOL”) that approximates $92 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2022	2021
Current	$-	$-
Deferred	(4,722,000)	(4,080,000)
Change in valuation allowance	4,722,000	4,080,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
U.S federal income tax benefit at Federal statutory rate	$(3,432,000)	(21)	$(2,321,000)	(21)
State tax, net of federal tax effect	(1,290,000)	(8)	(1,169,000)	(11)
Non-deductible share-based compensation	-	-	(13,000)	-
Change in valuation allowance	4,722,000	29	3,503,000	32

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2022 and 2021 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2022	2021

Deferred tax asset for NOL carryforwards	$(26,685,000)	$(24,530,000)
Deferred tax asset for stock based compensation	(6,261,000)	(3,694,000)
Valuation allowance	32,946,000	28,224,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2022, the Company had no unrecognized tax benefits and no charge during 2022, and accordingly, the Company did not recognize any interest or penalties during 2022 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2022.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 12 – CONVERTIBLE PREFERRED STOCK

REGO Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price, or $20,070,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum, or $8.00 per Series A Preferred share.

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

The Warrants associated with the Series A Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25.  Therefore, it was not necessary to bifurcate these Warrants from the Series A Preferred Stock.

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

During the years ended December 31, 2022 and 2021, certain holders of the Series A Preferred Stock converted 2,000 and 5,500 shares of the Series A Preferred Stock into 222,221 and 611,111 shares of the Company’s common stock. The Company reversed the cumulative accrued dividends associated with the shares upon conversion in the amount of $131,266 and $342,167, respectively.

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $29,247,340 as of December 31, 2022, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $8.00 per Series B Preferred share.

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

The Warrants associated with the Series B Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25.  Therefore, it was not necessary to bifurcate these Warrants from the Series B Preferred Stock.

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

During the years ended December 31, 2022 and 2021, the Company sold 126,607 and 7,501 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $11,394,600 and $675,020 of which $0 and $450,000 was from the exercise of options issued with notes payable – stockholders (Note 9).

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of December 31, 2022, none of the Series C Preferred Stock shares were issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2022, the value of the cumulative 8% dividends for all REGO preferred stock was $9,131,516. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

ZS Series A Preferred Stock

In November 2018, ZS pursuant to a Securities Purchase Agreement (the “ZS Series A Purchase Agreement”), issued in a private placement to an accredited investor, 83,334 units at an original issue price of $3 per unit (the “ZS Original Series A Issue Price”), which includes one share of ZS’ Series A Cumulative Convertible Preferred Stock (the “ZS Series A Preferred Stock”) and one warrant to purchase one share of ZS’ common stock with an exercise price of $3.00 per share expiring in three years (the “Series A Warrants”). ZS raised $250,000 with respect to this transaction. The Series A Warrants have all expired as of December 31, 2022. Dividends on the ZS Series A Preferred Stock accrue at a rate of 8% per annum and are cumulative.  The ZS Series A Preferred Stock has a preference in liquidation equal to two times the ZS Original Series A Issue Price to be paid out of assets available for distribution prior to holders of ZS common stock and thereafter participates with the holders of ZS common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the ZS Original Series A Issue Price. The ZS Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of ZS common stock into which the shares of ZS Series A Preferred Stock can be converted.

The conversion feature of the ZS Series A Preferred Stock is an embedded derivative, which is classified as equity in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $193,377 at the date of issuance. However, in accordance with FASB ASC 470, the value of the beneficial conversion feature is limited to the value of the ZS Series A Preferred Stock of $139,959 at the date of issuance. This was classified as an embedded derivative and a discount to the ZS Series A Preferred Stock.  Since the ZS Series A Preferred Stock can be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The warrants associated with the ZS Series A Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore, it is not necessary to bifurcate the warrants from the ZS Series A Preferred Stock.

As of December 31, 2022, the value of the cumulative 8% dividends for all ZS preferred stock was $83,334. Such dividends will be paid when and if declared payable by the ZS’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at December 31, 2020	$10,987,578

Change in fair value of derivative liability	$(10,987,578)

Balance at December 31, 2021	$-

Change in fair value of derivative liability	$-

Balance at December 31, 2022	$-

NOTE 14 – STOCKHOLDERS’ EQUITY

Option Amendments and Adjustments

On April 28, 2022, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 250,000 shares of common stock of the Company at exercise prices of $0.90 per share. These options were scheduled to expire on June 15, 2022 and were each extended to June 15, 2023. The increase in fair value of this term extension was $109,155 which was expensed during the year ended December 31, 2022. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 85.9%, risk free interest rate of 2.16%, and expected option life of 1.08 years.

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

During the three months ended March 31, 2021, the Company issued a Board Member and the Chief Financial Officer 400,000 shares of the Company’s common stock each, with an aggregate fair value of $920,000 upon the launch of the Mazoola® app. The Chief Executive Officer, who is also a Board Member, received 500,000 shares of the Company’s common stock, with an aggregate fair value of $575,000. The aggregate fair value of the shares was expensed immediately.

During the three months ended March 31, 2021, the Company issued the Chief Executive Officer, who is also a Board Member, 500,000 shares of the Company’s common stock with an aggregate fair value of $435,000, upon the Company raising $2,000,000. The aggregate fair value of the shares was expensed immediately.

During the three months ended June 30, 2021, the Company issued the Chief Executive Officer, who is also a Board Member, 600,000 shares of the Company’s common stock with an aggregate fair value of $621,000, upon the Company raising funds above the previous $2 million requirement. The aggregate fair value of the shares was expensed immediately.

On May 20, 2022 the Company issued 75,000 shares of common stock to a consultant in payment for marketing services with a fair market value of $88,500. The fair value of the shares was expensed immediately.

On December 5, 2022, the Company granted the Chief Executive Officer, who is also a Board Member, 250,000 shares of the Company’s common stock with an aggregate fair value of $367,500 as a performance-based bonus pursuant to his two-year work anniversary. The aggregate fair value of the shares was expensed immediately.

During the three months ended December 31, 2022, investors exercised options to purchase 145,000 shares of the Company’s common stock at $0.90 per share or $130,500. There was no contingency associated with these options or their exercise. The fair value of these shares was expensed immediately.

During the three months ended December 31, 2022, an employee exercised an option to purchase 62,500 shares of the Company’s common stock at $0.90 per share on a cashless basis. This netted the employee 27,562 shares of the Company’s common stock.

On September 22, 2022 the Company engaged an investment banking firm to explore a prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. This contingency has not yet been met.

NOTE 15 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2022, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of December 31, 2022, under the 2013 Plan grants of restricted stock and options to purchase 3,487,500 shares are unvested or unexercised, and 300,000 shares of common stock remained available for grants under the 2013 Plan.

The 2013 Plan is administered by the Board or its compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

Prior to January 1, 2014, volatility in all instances presented is REGO’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to REGO.  Beginning January 1, 2014, volatility in all instances presented is REGO’s estimate of volatility that is based on the historical volatility of REGO’s stock.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2022 and 2021:

	2022	2021

Risk Free Interest Rate	2.2%	0.3%
Expected Volatility	107.0%	133.8%
Expected Life (in years)	2.7	2.9
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.62	$0.69

The following table summarizes the activities for REGO stock options for the years ended December 31, 2022 and 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	10,012,500	$0.50	2.5	$8,782

Granted	3,547,500	$0.93	2.3	-
Exercised	(117,500)	$0.25	-	-
Expired/Cancelled	(2,125,000)	$0.80	-	-

Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Granted	5,802,125	1.02	2.0	1,490
Exercised	(207,500)	0.90	-	-
Expired/Cancelled	(850,000)	0.90	-	-

Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Exercisable at December 31, 2022	16,062,125	$0.71	1.5	$8,803

Exercisable at December 31, 2022 and expected to vest thereafter	16,062,125	$0.71	1.5	$8,803

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.25 and $0.62 for Company’s common stock on December 31, 2022 and 2021.

During the years ended December 31, 2022 and 2021, the weighted average fair value of stock options granted during the year was $0.62 and $0.69.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement.

For the years ended December 31, 2022 and 2021, the Company expensed $3,534,242 and $2,732,778 relative to the fair value of stock options granted.

As of December 31, 2022, there was $158,776 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2022 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for REGO’s unvested options for the years ended December 31, 2022 and 2021:

	Unvested Options
		Weighted -
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Balance December 31, 2020	-	$-

Granted	3,547,500	0.93
Vested	(3,547,500)	0.93

Balance, December 31, 2021	-	$-

Granted	5,802,125	1.02
Vested	(5,802,125)	(1.02)

Balance, December 31, 2022	-	$-

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2022 and 2021:

			Weighted-
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	3,375,000	$0.90	1.1	$1,620

Expired	(1,875,000)	$0.90	-	$-

Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Expired	(1,500,000)	0.90	-	-

Balance, December 31, 2022	-	$-	-	$-

Exercisable at December 31, 2022	-	$-	-	$-

Exercisable at December 31, 2022 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.25 and $0.62 for REGO’s common stock on December 31, 2022 and 2021.

All warrants were vested on the date of grant.

All restricted stock grants vested on the date of the grant.

The following table summarizes the activities for ZS’s stock options for the years ended December 31, 2022 and 2021:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	2.0	$-

Balance, December 31, 2021	1,600,000	$5.00	1.0	$-

Balance, December 31, 2022	1,600,000	$5.00	1.0	$-

Exercisable at December 31, 2022	1,600,000	$5.00	1.0	$-

Exercisable at December 31, 2022 and expected to vest thereafter	1,600,000	$5.00	1.0	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2022 and 2021.

For the years ended December 31, 2022 and 2021, ZS expensed $0 relative to the fair value of stock options granted.

As of December 31, 2022, there was $0 of unrecognized compensation cost related to outstanding ZS stock options.

The following table summarizes the activities for ZCS’s stock options for the years ended December 31, 2022 and 2021:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2020	1,600,000	$5.00	2.0	$-

Balance, December 31, 2021	1,600,000	$5.00	1.0	$-

Cancelled (2)	(1,600,000)	$5.00	1.0	$-

Balance, December 31, 2022	-	$-	-	$-

Exercisable at December 31, 2022	-	$-	-	$-

Exercisable at December 31, 2022 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $0.01 for ZCS’s common stock on December 31, 2021.

(2)	Zoom Cloud Solutions, Inc. was dissolved on December 28, 2022.

For the years ended December 31, 2022 and 2021, ZCS expensed $0 with respect to options.

NOTE 16 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the years ended December 31, 2022 and 2021 were $101 and $101.

NOTE 17 - OPERATING LEASES

For the years ended December 31, 2022 and 2021, total rent expense under leases amounted to $4,844 and $4,688.  The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of December 31, 2022.

NOTE 18 – RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner.  The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2022 and 2021, the Company owed the Chief Executive Officer $1,703 and $95,185 relative to the employment agreement. As of December 31, 2022 and 2021, the Company owed the consulting company $0.

The Company entered into an agreement in 2021 for the preparation of all of the corporate income taxes with a company owned by the former Chief Financial Officer and expensed $10,000 for the year ended December 31, 2021, in accordance with the agreement.

The Company entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses, which was increased to $10,000 per month on January 1, 2021.  As of December 31, 2022 and 2021, the Company owed the consultant $0 and $10,349. For the years ended December 31, 2022 and 2021, the Company has expensed $120,000 and $120,000 to this consultant.

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

On February 22, 2022, a Board member and his son each purchased a 4% Secured Note Payable for $100,000.

On April 1, 2022, the Chief Executive Officer was paid a bonus of $50,000.

On April 7, 2022, the Chief Financial Officer was paid a bonus of $75,000.

On September 1, 2022 the Board passed a Resolution for Successful Corporate Actions Awards equity bonus program whereby the completion of any one of the following actions result in the awarding of common stock to certain executives and members of the board of directors: commercial distribution agreement for Rego’s Digital Wallet and/or Mazoola Pay Kid Button; a branding event with Mastercard or Visa; or the adoption of the Company’s COPPA compliant wallet by a bank with assets greater than $4 billion. The prospective awarding of shares would be as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,000,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 50,000 shares. The distribution of the shares will not occur until the date the Company is sold. As of December 31, 2022 none of the aforementioned actions were completed and thus no common stock awards were granted.

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

NOTE 19 – COMMON STOCK TO BE ISSUED

On September 22, 2022 the Company engaged an investment banker for advisory services to explore a prospective sale of the Company. The successful engagement of this investment banker resulted in an incentive award of 2,850,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,705,000, the fair value of the common stock to be issued, for the year ended December 31, 2022.

On October 5, 2022 the Company secured additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise – Successful Corporate Action Award. This resulted in an incentive award of 2,150,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,645,000 the fair value of the common stock to be issued, for the year ended December 31, 2022.

NOTE 20 – IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE 21 – SUBSEQUENT EVENTS

Between January 1, 2023 and March 31, 2023, the Company sold 8,444 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $760,000.

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with James Davison (the “Lender”). The Lender is an existing shareholder of the Company. Pursuant to the LOC Agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date hereof, the Company will repay any amounts outstanding within sixty (60) days.

