Form 10-Q
period 2023-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2023-05-15
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 133,833,105 shares of common stock outstanding at May 15, 2023.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, the impact of the current COVID-19 pandemic, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,219,388	$6,005,667
Prepaid expenses	17,514	17,758
Deposits	341	341

TOTAL CURRENT ASSETS	5,237,243	6,023,766

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $300,860 and $291,255	343,254	352,859
	343,254	352,859

TOTAL ASSETS	$5,580,497	$6,376,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,192,124	$6,861,314
Accounts payable and accrued expenses - related parties	10,962	2,610
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	9,481,714	9,214,850
Common stock to be issued	-	5,350,000

TOTAL CURRENT LIABILITIES	35,620,007	40,363,981

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at March 31, 2023 and 100,350 issued and outstanding at December 31, 2022	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 170,929 shares issued and outstanding at March 31, 2023 and 162,485 issued and outstanding at December 31, 2022	17	17

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 131,663,105 shares issued and outstanding at March 31, 2023 and 124,160,885 shares issued and outstanding at December 31, 2022	13,166	12,416

Additional paid in capital	92,878,180	83,255,319

Accumulated deficit	(122,828,281)	(117,157,414)

Noncontrolling interests	(102,602)	(97,704)

STOCKHOLDERS' DEFICIT	(30,039,510)	(33,987,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,580,497	$6,376,625

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

NET REVENUE	$-	$1,397

OPERATING EXPENSES
Transaction expense	56,284	62,531
Sales and marketing	353,980	636,608
Product development	686,748	435,366
General and administrative	4,058,045	893,554
Total operating expenses	5,155,057	2,028,059

NET OPERATING LOSS	(5,155,057)	(2,026,662)

OTHER INCOME (EXPENSE)
Interest income	-	38
Interest expense	(253,844)	(252,523)
	(253,844)	(252,485)

NET LOSS	(5,408,901)	(2,279,147)

LESS: Accrued preferred dividends	(266,864)	(287,350)
Net loss attributable to noncontrolling interests	-	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,675,765)	$(2,566,396)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.04)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	129,842,884	123,444,806

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and March 31, 2022

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	8,444	-	-	-	-	-	759,999	-	-	759,999
Issuance of common stock to board members and employees	-	-	-	-	-	-	7,200,000	720	8,278,430	-	-	8,279,150
Exercise of options	-	-	-	-	-	-	80,000	8	79,592	-	-	79,600
Fair value of options for services	-	-	-	-	-	-	-	-	504,862	-	-	504,862
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(261,966)	(4,898)	(266,864)
Net loss	-	-	-	-	-	-	-	-	-	(5,408,901)	-	(5,408,901)

Balance, March 31, 2023	98,350	$10	170,929	$17	-	$-	131,663,105	$13,166	$92,878,180	$(122,828,281)	$(102,602)	$(30,039,510)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(1,000)	-	-	-	-	-	111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,408,901)	$(2,279,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	8,279,150	-
Fair value of options issued in exchange for services	504,861	403,686
Depreciation and amortization	9,605	10,709
Decrease in assets
Prepaid expenses	244	86,126
Increase (decrease) in liabilities
Accounts payable and accrued expenses	330,811	259,610
Accounts payable and accrued expenses - related parties	8,352	(131,714)
Common stock to be issued	(5,350,000)	-

Net cash used in operating activities	(1,625,878)	(1,650,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	(101,446)
Net cash used in investing activities	-	(101,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	79,600	-
Proceeds from sale of Series B Preferred stock	759,999	3,564,000
Proceeds from 4% secured notes payable - stockholders	-	200,000

Net cash provided by financing activities	839,599	3,764,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(786,279)	2,011,824

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,005,667	553,131

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,219,388	$2,564,955

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during year for:
Interest	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$266,864	$287,350

Conversion of Series A Preferred stock to common stock	$22	$11

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

The Company’s principal office is located in Blue Bell, Pennsylvania.

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of REGO Payment Architectures, Inc. REGO owns 100% of the common stock of ZS. ZS is the holding company for various subsidiaries that may utilize REGO’s payment platform to address emerging markets.

There were minimal operations at ZS during the three months ended March 31, 2023 and 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2022 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of May 15, 2023, the Company has a cash position of approximately $4.7 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2023.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2023 and December 31, 2022, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $7,154 and $1,703 in unpaid salary.

As of March 31, 2023 and December 31, 2022, the Company owed the Chief Financial Officer a total of $3,808 and $907 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of March 31, 2023 and December 31, 2022 were $42,600. Interest accrued on the loans at 6% and 10% was $7,499 and $6,768 as of March 31, 2023 and December 31, 2022. Interest expense related to these loans payable was $730 for the three months ended March 31, 2023 and 2022.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently to October 31, 2023, with the consent of the Note holders.

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

The Notes are recorded as a current liability as of March 31, 2023 and December 31, 2022 in the amount of $3,316,357. Interest accrued on the Notes was $2,594,147 and $2,511,238 as of March 31, 2023 and December 31, 2022. Interest expense related to these Notes payable was $82,909 for the three months ended March 31, 2023 and 2022.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of March 31, 2023 and December 31, 2022 in the amount of $595,000. Interest accrued on the notes, as of March 31, 2023 and December 31, 2022 was $298,717 and $278,326. Interest expense related to these notes was $20,391 for the three months March 31, 2023 and 2022.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of March 31, 2023 and December 31, 2022. Interest accrued on the New Secured Notes was $2,300,261 and $2,150,449, as of March 31, 2023 and December 31, 2022. Interest expense related to these New Secured Notes was $149,813 and $148,492 for the three months ended March 31, 2023 and 2022.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2023 and 2022.

As of January 1, 2023, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2023 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2023, and there was no accrual for uncertain tax positions as of March 31, 2023. Tax years from 2019 through 2022 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 – CONVERTIBLE PREFERRED STOCK

Rego Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times its original issue price, or $19,670,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted. The Series A Preferred Stock also contains customary approval rights with respect to certain matters. The Series A Preferred Stock accrues dividends at the rate of 8% per annum or $8.00 per Series A Preferred Share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the three months ended March 31, 2023, a Series A Preferred stockholder converted 2,000 Series A Preferred shares into 222,220 shares of common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $30,767,340 as of March 31, 2023, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the three months ended March 31, 2023 and 2022, the Company sold 8,444 and 39,599 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $759,999 and $3,564,000.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of March 31, 2023, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2023, the value of the cumulative 8% dividends for all Rego preferred stock was $9,393,381. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of March 31, 2023, the value of the cumulative 8% dividends for ZS preferred stock was $88,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2023, under the 2008 Plan, options to purchase 1,250,000 shares of common stock have been issued and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of March 31, 2023, under the 2013 Plan, grants of restricted stock and options to purchase 3,487,500 shares of common stock have been issued and are unexercised, and 300,000 shares of common stock remain available for grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2023:

Risk Free Interest Rate	4.2%
Expected Volatility	77.6%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.58

During the three months ended March 31, 2023, the Company issued options to purchase 597,875 shares of the Company’s common stock to various consultants and employees. The options were valued at $346,086 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

During the three months ended March 31, 2023, 80,000 options to purchase shares of the Company’s common stock were exercised at various strike prices for aggregate proceeds of $79,600.

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Granted	597,875	1.31	1.9	-
Exercised	(80,000)	1.00	-	-
Expired/Cancelled	(200,000)	1.08	-	-

Exercisable at March 31, 2023	16,380,000	$0.73	1.3	$8,156

Exercisable at March 31, 2023 and expected to vest thereafter	16,380,000	$0.73	1.3	$8,156

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.21 for Rego’s common stock on March 31, 2023.

REGO expensed $504,862 and $403,686 for the three months ended March 31, 2023 and 2022 with respect to stock options.

As of March 31, 2023, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2023 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for ZS’s stock options for the three months ended March 31, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	1,600,000	$5.00	1.0	$-

Balance, March 31, 2023	1,600,000	$5.00	0.7	$-

Exercisable at March 31, 2023	1,600,000	$5.00	0.7	$-

Exercisable at March 31, 2023 and expected to vest thereafter	1,600,000	$5.00	0.7	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on March 31, 2023.

For the three months ended March 31, 2023 and 2022, ZS expensed $0 with respect to options.

NOTE 12 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three months ended March 31, 2023 and 2022 were $0 and $101.

NOTE 13 – OPERATING LEASES

For the three months ended March 31, 2023 and 2022, total rent expense under leases amounted to $1,231 and $800. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

On March 8, 2023 the following performance bonuses were earned pursuant to the securing of a commercial distribution agreement with a financial institution software provider: 1) Shares of Common Stock: Chairman: 150,000 shares; Chief Executive Officer: 400,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 50,000 shares. The Company accrued compensation expense of $1,040,000, the fair value of the common stock to be issued, for the three months ended March 31, 2023. 2) Cash Compensation: Chief Executive Officer: $20,000; and Chief Technology Officer: $20,000.

On March 13, 2023 the following performance bonuses were earned pursuant to the securing of a $20 million Business Line of Credit: 1) Shares of Common Stock: Chairman: 750,000 shares; Chief Executive Officer: 500,000 shares; and Chief Technology Officer: 150,000 shares. The Company accrued compensation expense of $1,890,000, the fair value of the common stock to be issued, for the three months ended March 31, 2023. 2) Cash Compensation: Chairman: $50,000; and Chief Executive Officer: $50,000.

NOTE 15 – COMMON STOCK TO BE ISSUED

On September 22, 2022 the Company engaged an investment banker for advisory services to explore a prospective sale of the Company. The successful engagement of this investment banker resulted in an incentive award of 2,850,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,705,000, the fair value of the common stock to be issued, for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company recognized the shares as issued on January 1, 2023 and reclassed the amount from common stock to be issued to additional paid in capital.

On October 5, 2022 the Company secured additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise – Successful Corporate Action Award. This resulted in an incentive award of 2,150,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,645,000, the fair value of the common stock to be issued, for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company recognized the shares as issued on January 1, 2023 and reclassed the amount from common stock to be issued to additional paid in capital.

NOTE 16 - INVESTOR PRIVATE LINE OF CREDIT

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with an existing shareholder of the Company (the “Lender”). Pursuant to this agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. As of March 31, 2023 the outstanding balance on this LOC is $0.

NOTE 17 – SUBSEQUENT EVENTS

On April 19, 2023 the following cash bonuses were earned pursuant to the securing of an agreement with a banking FinTech provider: Chairman: $20,000; Chief Executive Officer: $60,000; and Chief Technology Officer: $20,000. Pursuant to this item, shares of common stock were also earned as follows: Chairman: 100,000 shares; Chief Executive Officer: 450,000 shares; Chief Technology Officer: 100,000 shares; and Chief Financial Officer: 25,000 shares. The distribution of the shares will not occur until the date the Company is sold. The Company accrued compensation expense of $816,750, the fair value of the common stock to be issued, in April 2023.

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

3.	The ability to disseminate transactional data on minors while remaining COPPA and GDPR compliant

.

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

Other markets for potential licensed applications are:

●	Government social services payments where control over how benefits allowances are used is required. This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

●	Closed network consumer to business (C2B) and business to business (B2B). An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system. This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement. Many school lunch programs are now provided by large catering companies. This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate. Removing this overhead can have significant positive financial impact on profitably. It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

●	Integration of our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into digital banking platforms. This will make the Company’s family wallet available to financial institutions which will allow end-user customers of subscribing financial institutions to utilize the Company’s family wallet.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following discussion analyzes our results of operations for the three months ended March 31, 2023 and 2022. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2023 and 2022, we generated revenues of $0 and $1,397.

Net Loss

For the three months ended March 31, 2023 and 2022, we had a net loss of $5,408,901 and $2,279,147.

Transaction Expense

Transaction expense for the three months ended March 31, 2023 was $56,284 compared to $62,531 for the three months ended March 31, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2023 were $353,980 compared to $636,608 for the three months ended March 31, 2022, a decrease of $282,628. The decrease was due to the discontinuation of the direct-to-consumer initiative, which will ultimately be replaced by an initiative directed toward white label agreements, banks, credit unions and channel providers.

Product Development

Product development expenses were $686,748 and $435,366 for the three months ended March 31, 2023 and 2022, an increase of $251,382. The Company added an enhancement of fractional transaction capability to the Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $3,164,491 to $4,058,045 for the three months ended March 31, 2023 from $893,554 for the three months ended March 31, 2022. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $3,200,000, during the three months ended March 31, 2023, which did not occur during the three months ended March 31, 2022. This was offset by a $50,000 decrease in legal fees and a $30,000 decrease in consultant fees for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Interest Expense

During the three months ended March 31, 2023, the Company incurred interest expense of $253,844 compared to $252,523 for the three months ended March 31, 2022, an increase of $1,321. The increase in interest expense relates to increased levels of outstanding debt.

Liquidity and Capital Resources

As of May 15, 2023 we had cash on hand of approximately $4.7 million.

Net cash used in operating activities decreased $24,852 to $1,625,878 for the three months ended March 31, 2023 as compared to $1,650,730 for the three months ended March 31, 2022.  The decrease resulted primarily from the reduction in marketing costs upon completion of the Mazoola® app. Costs associated with common shares to be issued were offset by the reduction in non-cash based compensation.

Net cash used in investing activities decreased $101,446 to $0 for the three months ended March 31, 2023 as compared to $101,446 for the three months ended March 31, 2022 as a result of reduction in patent expenses.

Net cash provided by financing activities decreased to $839,599 for the three months ended March 31, 2023 from $3,764,000 for the three months ended March 31, 2022. Proceeds from the sale of Series B Preferred Stock as well as proceeds from the sale of Convertible Notes Payable decreased as compared to the prior year period.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement with an existing shareholder of the Company.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the second quarter of 2024. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond December 2023.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2022. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2023 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2023, the Company sold 8,444 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $760,000.

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
Date: May 15, 2023

