Form 10-Q
period 2023-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2023-08-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,248,105 shares of common stock outstanding at August 14, 2023.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,717,134	$6,005,667
Receivables	18,000	-
Prepaid expenses	16,891	17,758
Deposits	341	341

TOTAL CURRENT ASSETS	8,752,366	6,023,766

OTHER ASSETS
Patents and trademarks, net of accumulated
amortization of $310,548 and $291,255	337,392	352,859
	337,392	352,859

TOTAL ASSETS	$9,089,758	$6,376,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,261,426	$6,861,314
Accounts payable and accrued expenses - related parties	70,591	2,610
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	10,126,777	9,214,850
Common stock to be issued	-	5,350,000

TOTAL CURRENT LIABILITIES	36,394,001	40,363,981

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at June 30, 2023 and 100,350 issued and
outstanding at December 31, 2022	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 227,514 shares issued and outstanding at June 30, 2023 and 162,485 issued and
outstanding at December 31, 2022	23	17

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares
issued and outstanding at June 30, 2023 and December 31, 2022	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized;
135,248,105 shares issued and outstanding at June 30, 2023 and
124,160,885 shares issued and outstanding at December 31, 2022	13,525	12,416

Additional paid in capital	102,400,362	83,255,319

Accumulated deficit	(129,610,561)	(117,157,414)

Noncontrolling interests	(107,602)	(97,704)

STOCKHOLDERS' DEFICIT	(27,304,243)	(33,987,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,089,758	$6,376,625

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET REVENUE	$-	$253	$-	$1,650

OPERATING EXPENSES
Transaction expense	58,678	59,982	114,962	122,513
Sales and marketing	653,363	581,038	1,007,343	1,217,646
Product development	605,658	663,542	1,292,406	1,098,908
General and administrative	4,570,440	1,381,489	8,628,485	2,275,043
Total operating expenses	5,888,139	2,686,051	11,043,196	4,714,110

NET OPERATING LOSS	(5,888,139)	(2,685,798)	(11,043,196)	(4,712,460)

OTHER INCOME (EXPENSE)
Interest income	-	841	-	879
Interest expense	(254,078)	(254,078)	(507,922)	(506,601)
	(254,078)	(253,237)	(507,922)	(505,722)

NET LOSS	(6,142,217)	(2,939,035)	(11,551,118)	(5,218,182)

LESS: Accrued preferred dividends	(645,063)	(320,113)	(911,927)	(607,463)
Net loss attributable to noncontrolling interests	-	-	-	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(6,787,280)	$(3,259,148)	$(12,463,045)	$(5,825,544)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.05)	$(0.03)	$(0.10)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	130,599,494	123,580,546	127,466,744	123,512,676

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and June 30, 2022

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred stock to common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	8,444	-	-	-	-	-	759,999	-	-	759,999
Issuance of commonstock to board members and employees	-	-	-	-	-	-	7,200,000	720	8,278,430	-	-	8,279,150
Exercise of options	-	-	-	-	-	-	80,000	8	79,592	-	-	79,600
Fair value of options for services	-	-	-	-	-	-	-	-	504,862	-	-	504,862
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(261,966)	(4,898)	(266,864)
Net loss	-	-	-	-	-	-	-	-	-	(5,408,901)	-	(5,408,901)

Balance, March 31, 2023	98,350	$10	170,929	$17	-	$-	131,663,105	$13,166	$92,878,180	$(122,828,281)	$(102,602)	$(30,039,510)

Sale of Series B Preferred stock	-	-	56,585	6	-	-	-	-	5,092,494	-	-	5,092,500
Issuance of commonstock to board members and employees	-	-	-	-	-	-	1,375,000	138	1,662,613	-	-	1,662,751
Issuance of common stock to consultants	-	-	-	-	-	-	250,000	25	312,475	-	-	312,500
Exercise of options	-	-	-	-	-	-	1,960,000	196	546,854	-	-	547,050
Fair value of options for services	-	-	-	-	-	-	-	-	1,907,746	-	-	1,907,746
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(640,063)	(5,000)	(645,063)
Net loss	-	-	-	-	-	-	-	-	-	(6,142,217)	-	(6,142,217)

Balance, June 30, 2023	98,350	$10	227,514	$23	-	$-	135,248,105	$13,525	102,400,362	$(129,610,561)	$(107,602)	$(27,304,243)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(1,000)	-	-	-	-	-	111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

Sale of Series B Preferred stock	-	-	1,555	0	-	-	-	-	140,000	-	-	140,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	80,242	-	-	80,250
Fair value of options for services	-	-	-	-	-	-	-	-	840,541	-	-	840,541
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(315,113)	(5,000)	(320,113)
Net loss	-	-	-	-	-	-	-	-	-	(2,939,035)	-	(2,939,035)

Balance, June 30, 2022	101,350	$10	77,033	$8	-	$-	123,627,213	$12,363	$72,768,466	$(105,362,254)	$(87,704)	$(32,669,111)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,551,118)	$(5,218,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	10,254,401	80,250
Fair value of options issued in exchange for services	2,412,608	1,244,228
Depreciation and amortization	19,293	26,848
(Increase) decrease in assets
Receivables	(18,000)	-
Prepaid expenses	867	88,432
Increase (decrease) in liabilities
Accounts payable and accrued expenses	400,112	578,606
Accounts payable and accrued expenses - related parties	67,981	(141,522)
Common stock to be issued	(5,350,000)	-

Net cash used in operating activities	(3,763,856)	(3,341,340)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(3,826)	(12,253)
Net cash used in investing activities	(3,826)	(12,253)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	626,650	-
Proceeds from sale of Series B Preferred stock	5,852,499	3,704,004
Proceeds from 4% secured notes payable - stockholders	-	200,000

Net cash provided by financing activities	6,479,149	3,904,004

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,711,467	550,411

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,005,667	553,131

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,717,134	$1,103,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$911,927	$607,463

Conversion of Series A Preferred stock to common stock	$22	$11

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

There were minimal operations at ZS during the three and six months ended June 30, 2023 and 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2022 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of August 14, 2023, the Company has a cash position of approximately $8.2 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2024.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2023 and December 31, 2022, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $63,283 and $1,703 in unpaid salary.

As of June 30, 2023 and December 31, 2022, the Company owed the Chief Financial Officer $7,308 and $907 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of June 30, 2023 and December 31, 2022 were $42,600. Interest accrued on the loans at 6% and 10% was $8,237 and $6,768 as of June 30, 2023 and December 31, 2022. Interest expense related to these loans payable was $739 and $1,469 for the three and six months ended June 30, 2023 and $739 and $1,469 for the three and six months ended June 30, 2022.

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

The Notes are recorded as a current liability as of June 30, 2023 and December 31, 2022 in the amount of $3,316,357. Interest accrued on the Notes was $2,677,056 and $2,511,238 as of June 30, 2023 and December 31, 2022. Interest expense related to these Notes payable was $82,909 and $165,818 for the three months and six months ended June 30, 2023 and $82,909 and $165,818 for the three and six months ended June 30, 2022.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of June 30, 2023 and December 31, 2022 in the amount of $595,000. Interest accrued on the notes, as of June 30, 2023 and December 31, 2022 was $320,074 and $278,326. Interest expense related to these notes was $21,357 and $41,749 for the three and six months ended June 30, 2023 and $20,618 and $41,010 for the three and six months ended June 30, 2022.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of June 30, 2023 and December 31, 2022. Interest accrued on the New Secured Notes was $2,450,074 as of June 30, 2023 and $2,150,449, as of December 31, 2022. Interest expense related to these New Secured Notes was $149,813 and $299,625 for the three and six months ended June 30, 2023 and $149,813 and $298,304 for the three and six months ended June 30. 2022.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2023 and 2022.

As of January 1, 2023, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2023 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2023, and there was no accrual for uncertain tax positions as of June 30, 2023. Tax years from 2019 through 2022 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the six months ended June 30, 2023, a Series A Preferred stockholder converted 2,000 Series A Preferred shares into 222,220 shares of common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $40,952,520 as of June 30, 2023, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the six months ended June 30, 2023 and 2022, the Company sold 65,029 and 41,154 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $5,852,610 and $3,704,000.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of June 30, 2023, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of June 30, 2023, the value of the cumulative 8% dividends for all Rego preferred stock was $10,033,444. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of June 30, 2023, the value of the cumulative 8% dividends for ZS preferred stock was $93,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

On May 7, 2023, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 1,675,000 shares of common stock of the Company at exercise prices ranging from $0.26 to $1.04 per share. These options were scheduled to expire in May and June 2023 and were each extended to December 31, 2025. The increase in fair value of this term extension was $1,481,912 which was expensed during the six months ended June 30, 2023. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 91.7%, risk free interest rate of 3.92%, and expected option life of 2.66 years.

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

On April 11, 2023 the Company granted 250,000 shares of the Company’s common stock to a former corporate officer in exchange for 650,000 options granted to him under the 2013 Plan at an exercise price of $0.2595 per share. The value of the options exchanged was higher than the value of the shares being issued. The Company expensed $312,475, the fair value of the Common Stock issued, in April 2023.

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2023, under the 2008 Plan, options to purchase 500,000 shares of common stock have been issued and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of June 30, 2023, under the 2013 Plan, grants of restricted stock and options to purchase 1,237,500 shares of common stock have been issued and are unexercised.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the six months ended June 30, 2023:

Risk Free Interest Rate	4.1%
Expected Volatility	75.5%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.55

During the six months ended June 30, 2023, the Company issued options to purchase 1,462,875 shares of the Company’s common stock to various consultants and employees. The options were valued at $810,141 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the six months ended June 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Granted	1,462,875	1.28	1.8	-
Exercised	(2,040,000)	0.31	-	-
Expired/Cancelled	(1,300,000)	0.38	-	-

Exercisable at June 30, 2023	14,185,000	$0.86	1.7	$7,109

Exercisable at June 30, 2023 and expected to
vest thereafter	14,185,000	$0.86	1.7	$7,109

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.35 for Rego’s common stock on June 30, 2023.

REGO expensed $1,907,746 and $2,412,608 for the three and six months ended June 30, 2023 and $840,542 and $1,244,228 for the three and six months ended June 30, 2022 with respect to stock options.

As of June 30, 2023, there was $47,053 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at June 30, 2023 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for ZS’s stock options for the six months ended June 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	1,600,000	$5.00	1.0	$-

Balance, June 30, 2023	1,600,000	$5.00	0.5	$-

Exercisable at June 30, 2023	1,600,000	$5.00	0.5	$-

Exercisable at June 30, 2023 and expected to
vest thereafter	1,600,000	$5.00	0.5	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on June 30, 2023.

For the three and six months ended June 30, 2023 and 2022, ZS expensed $0 with respect to options.

NOTE 12 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and six months ended June 30, 2023 were $0 and for the three and six months ended June 30, 2022 were $0 and $101.

NOTE 13 – OPERATING LEASES

For the three and six months ended June 30, 2023, total rent expense under leases amounted to $1,252 and $2,483 and for the three and six months ended June 30, 2022 total rent under leases amounted to $1,601 and $2,401. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

Pursuant to the September 22, 2022 incentive awards for the successful engagement of an investment banker, the Company issued shares of Common Stock as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,500,000 shares; Chief Technology Officer: 200,000 and Chief Financial Officer: 100,000 shares. The Company recorded combined share-based compensation expense and board fees of $2,704,650, the fair value of the Common Stock issued, in the first quarter 2023.

Pursuant to the October 5, 2022 incentive awards for the securing of additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise, the Company issued shares of Common Stock as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,000,000 shares; Chief Technology Officer: 100,000 and Chief Financial Officer: 50,000 shares. The Company recorded combined share-based compensation expense and board fees of $2,644,500, the fair value of the Common Stock issued, in the first quarter 2023.

On March 8, 2023 the following performance bonuses were earned pursuant to the securing of a commercial distribution agreement with a financial institution software provider: 1) Shares of Common Stock: Chairman: 150,000 shares; Chief Executive Officer: 400,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 50,000 shares. 2) Cash Compensation: Chief Executive Officer: $20,000; and Chief Technology Officer: $20,000. For the Common Stock awards, the Company recorded combined share-based compensation expense and board fees of $1,040,000, the fair value of the Common Stock issued, in March 2023.

On March 13, 2023 the following performance bonuses were earned pursuant to the securing of a $20 million Business Line of Credit: 1) Shares of Common Stock: Chairman: 750,000 shares; Chief Executive Officer: 500,000 shares; and Chief Technology Officer: 150,000 shares . 2) Cash Compensation: Chairman: $50,000; and Chief Executive Officer: $50,000. For the Common Stock awards, the Company recorded combined share-based compensation expense and board fees of $1,890,000, the fair value of the Common Stock issued, in March 2023.

On April 19, 2023 the following cash bonuses were earned pursuant to the securing of an agreement with a banking FinTech provider: Chairman: $20,000; Chief Executive Officer: $60,000; and Chief Technology Officer: $20,000. Pursuant to this item, shares of common stock were also earned as follows: Chairman: 100,000 shares; Chief Executive Officer: 450,000 shares; Chief Technology Officer: 100,000 shares; and Chief Financial Officer: 25,000 shares. The Company recorded share-based compensation expense of $816,750 , the fair value of the common stock issued, in April 2023.

On May 1, 2023, the Board of Directors approved a salary increase raising the Chief Executive Officer’s salary to $345,360 per year.

On May 22, 2023 the Chief Executive Officer was paid a performance bonus pursuant to raising an additional $3.250 million in funding. 250,000 shares of Common Stock were awarded. The Company recorded share-based compensation expense of $297,500, the fair value of the Common Stock issued, in May 2023. This performance bonus also included a $15,000 payment.

On May 30, 2023 the Chief Executive Officer was paid a performance bonus pursuant to the successful completion of platform enhancements that will enable fractional stock transaction capability. 250,000 shares of Common Stock were awarded. The Company recorded share-based compensation expense of $292,500, the fair value of the Common Stock issued, in May 2023.

On May 30, 2023, the Board of Directors approved a salary increase raising the Chief Financial Officer’s salary to $190,000 per year.

On June 26, 2023 the following performance bonuses were earned pursuant to the completion of raising an additional $5 million via Preferred B investment: 1) Shares of Common Stock: Chairman: 100,000 shares; Chief Executive Officer: 100,000 shares. 2) Cash Compensation: Chairman: $50,000; and Chief Executive Officer: $50,000. For the Common Stock awards, the Company recorded combined share-based compensation expense and board fees of $256,000, the fair value of the Common Stock issued, in June 2023.

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

NOTE 16 - INVESTOR PRIVATE LINE OF CREDIT

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with an existing shareholder of the Company (the “Lender”). Pursuant to this agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. As of June 30, 2023 the outstanding balance on this LOC is $0.

NOTE 17 – SUBSEQUENT EVENTS

On July 14, 2023 the Chief Executive Officer was paid a performance bonus pursuant to the raising of additional investment in the Company: 200,000 shares of Common Stock. The Company recorded compensation expense of $248,000, the fair value of the Common Stock issued, in July 2023.

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

Other markets for potential licensed applications are:

●	Government social services payments where control over how benefits allowances are used is required. This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

●	Closed network consumer to business (C2B) and business to business (B2B). An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system. This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement. Many school lunch programs are now provided by large catering companies. This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate. Removing this overhead can have significant positive financial impact on profitably. It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

●	Integration of our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into digital banking platforms. This will make the Company's family wallet available to financial institutions which will allow end-user customers of subscribing financial institutions to utilize the Company's family wallet.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following discussion analyzes our results of operations for the three months ended June 30, 2023 and 2022. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended June 30, 2023 and 2022, we generated revenues of $0 and $253.

Net Loss

For the three months ended June 30, 2023 and 2022, we had a net loss of $6,142,217 and $2,939,035.

Transaction Expense

Transaction expense for the three months ended June 30, 2023 was $58,678 compared to $59,982 for the three months ended June 30, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2023 were $653,363 compared to $581,038 for the three months ended June 30, 2022, an increase of $72,325. This resulted from additional expenditures in the second quarter 2023 for marketing consultants and media campaigns designed to increase brand awareness.

Product Development

Product development expenses were $605,658 and $663,542 for the three months ended June 30, 2023 and 2022, a decrease of $57,884. Product development expenses increased in 2023 as the Company continued the process to add further enhancement to Mazoola® app to increase its marketability. However, second quarter 2023 product development expenses were lower as compared to the prior year period due to billing cycle timing differences.

General and Administrative Expenses

General and administrative expenses increased $3,188,951 to $4,570,440 for the three months ended June 30, 2023 from $1,381,489 for the three months ended June 30, 2022. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $3,150,000, during the three months ended June 30, 2023, which did not occur during the three months ended June 30, 2022.

Interest Expense

The Company incurred interest expense of $254,078 for the three months ended June 30, 2023 and June 30, 2022.

Dividend Accrual

Accrued preferred dividend expense increased by $324,950 to $645,063 for the three months ended June 30, 2023 compared to $320,113 as of June 30, 2022. The expense increased as a result of the increase in Series B Preferred stock sold during the period along with an understatement of a prior quarter expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following discussion analyzes our results of operations for the six months ended June 30, 2023 and 2022. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the six months ended June 30, 2023 and 2022, we generated revenues of $0 and $1,650.

Net Loss

For the six months ended June 30, 2023 and 2022, we had a net loss of $11,551,118 and $5,218,182.

Transaction Expense

Transaction expense for the six months ended June 30, 2023 was $114,962 compared to $122,513 for the six months ended June 30, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2023 were $1,007,343 compared to $1,217,646 for the six months ended June 30, 2022, a decrease of $210,303. Sales and marketing expenses increased in the second quarter 2023 when compared to the prior year due to additional expenditures for marketing consultants and media campaigns designed to increase brand awareness. However, the first quarter 2022 had significantly higher expenditures that were associated with a marketing campaign designed to bring users to the Platform. This campaign was discontinued after 2022.

Product Development

Product development expenses were $1,292,406 and $1,098,908 for the six months ended June 30, 2023 and 2022, an increase of $193,498. The Company continued the process to add further enhancement to Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $6,353,442 to $8,628,485 for the six months ended June 30, 2023 from $2,275,043 for the six months ended June 30, 2022. This resulted from the Company issuing shares of common stock and options to Board members, officers and consultants, an increase of approximately $6,000,000, during the six months ended June 30, 2023, which did not occur during the six months ended June 30, 2022. In addition, professional fees for investment bankers and strategic advisors increased in 2023 by approximately $600,000. This was offset by a $300,000 reduction in legal fees as compared to the six months ended June 30, 2022.

Interest Expense

During the six months ended June 30, 2023, the Company incurred interest expense of $507,922, compared to $506,601 for the six months ended June 30, 2022, an increase of $1,321. The increase in interest expense relates to the compounding interest from the new 10% Secured Promissory Notes added in 2022.

Dividend Accrual

Accrued preferred dividend expense increased by $304,464 to $911,927 for the six months ended June 30, 2023 compared to $607,463 as of June 30, 2022. The expense increased as a result of the increase in Series B Preferred stock sold during the period along with an understatement of a prior quarter expense.

Liquidity and Capital Resources

As of August 14, 2023 we had cash on hand of approximately $8.2 million.

Net cash used in operating activities increased $422,516 to $3,763,856 for the six months ended June 30, 2023 as compared to $3,341,340 for the six months ended June 30, 2022.  The increase resulted primarily from the increased costs associated with the issuance of common stock and options to Board members, officers and consultants.

Net cash used in investing activities decreased to $3,826 for the six months ended June 30, 2023 from $12,253 for the six months ended June 30, 2022 as a result of a decrease in patents and trademarks expense.

Net cash provided by financing activities increased to $6,479,149 for the six months ended June 30, 2023 from $3,904,004 for the six months ended June 30, 2022.  Cash provided by financing activities during the six months ended June 30, 2023, consisted of proceeds from the sale of Series B Preferred Stock to provide capital to continue operations.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond December 2024.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2023 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2023, the Company sold 56,585 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $5,092,500. In July and August 2023, the Company sold 3,890 shares of the Company’s Series B Preferred stock in a private placement to accredited investors and received proceeds of $350.000.

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
Date: August 14, 2023

