Form 10-Q
period 2023-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2023-11-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,648,105 shares of common stock outstanding at November 14, 2023.

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

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,673,499	$6,005,667
Prepaid expenses	18,411	17,758
Deposits	341	341

TOTAL CURRENT ASSETS	7,692,251	6,023,766

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $320,345 and $291,255	334,984	352,859
	334,984	352,859

TOTAL ASSETS	$8,027,235	$6,376,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,528,841	$6,861,314
Accounts payable and accrued expenses - related parties	12,354	2,610
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	10,780,433	9,214,850
Common stock to be issued	-	5,350,000

TOTAL CURRENT LIABILITIES	37,256,835	40,363,981

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at September 30, 2023 and 100,350 issued and outstanding at December 31, 2022	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 232,737 shares issued and outstanding at September 30, 2023 and 162,485 issued and outstanding at December 31, 2022	24	17
		-
Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 135,648,105 shares issued and outstanding at September 30, 2023 and 124,160,885 shares issued and outstanding at December 31, 2022	13,565	12,416

Additional paid in capital	103,571,942	83,255,319

Accumulated deficit	(132,702,539)	(117,157,414)

Noncontrolling interests	(112,602)	(97,704)

STOCKHOLDERS' DEFICIT	(29,229,600)	(33,987,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,027,235	$6,376,625

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

NET REVENUE	$-	$237	$-	$1,887

OPERATING EXPENSES
Transaction expense	56,581	57,538	171,543	180,051
Sales and marketing	468,115	175,606	1,475,458	1,393,252
Product development	758,614	458,942	2,051,020	1,557,850
General and administrative	905,699	4,269,020	9,534,184	6,544,063
Total operating expenses	2,189,009	4,961,106	13,232,205	9,675,216

NET OPERATING LOSS	(2,189,009)	(4,960,869)	(13,232,205)	(9,673,329)

OTHER INCOME (EXPENSE)
Interest income	-	164	-	1,043
Forgiveness of debt	-	92,660	-	92,660
Interest expense	(254,313)	(254,314)	(762,235)	(760,915)
	(254,313)	(161,490)	(762,235)	(667,212)

NET LOSS	(2,443,322)	(5,122,359)	(13,994,440)	(10,340,541)

LESS: Accrued preferred dividends	(653,656)	(350,996)	(1,565,584)	(958,459)
Net loss attributable to noncontrolling interests	-	-	-	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,096,978)	$(5,473,355)	$(15,560,024)	$(11,298,899)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)	$(0.12)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	135,532,720	123,627,213	130,193,896	123,567,903

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and September 30, 2022

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	8,444	-	-	-	-	-	759,999	-	-	759,999
Issuance of common stock to board members and employees	-	-	-	-	-	-	7,200,000	720	8,278,430	-	-	8,279,150
Exercise of options	-	-	-	-	-	-	80,000	8	79,592	-	-	79,600
Fair value of options for services	-	-	-	-	-	-	-	-	504,862	-	-	504,862
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(261,966)	(4,898)	(266,864)
Net loss	-	-	-	-	-	-	-	-	-	(5,408,901)	-	(5,408,901)

Balance, March 31, 2023	98,350	$10	170,929	$17	-	$-	131,663,105	$13,166	$92,878,180	$(122,828,281)	$(102,602)	$(30,039,510)

Sale of Series B Preferred stock	-	-	56,585	6	-	-	-	-	5,092,494	-	-	5,092,500
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,375,000	138	1,662,613	-	-	1,662,751
Issuance of common stock to consultants	-	-	-	-	-	-	250,000	25	312,475	-	-	312,500
Exercise of options	-	-	-	-	-	-	1,960,000	196	546,854	-	-	547,050
Fair value of options for services	-	-	-	-	-	-	-	-	1,907,746	-	-	1,907,746
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(640,063)	(5,000)	(645,063)
Net loss	-	-	-	-	-	-	-	-	-	(6,142,217)	-	(6,142,217)

Balance, June 30, 2023	98,350	$10	227,514	$23	-	$-	135,248,105	$13,525	$102,400,362	$(129,610,561)	$(107,602)	$(27,304,243)

Sale of Series B Preferred stock	-	-	5,223	1	-	-	-	-	469,899	-	-	469,900
Issuance of common stock to board members and employees	-	-	-	-	-	-	200,000	20	247,980	-	-	248,000
Exercise of options	-	-	-	-	-	-	200,000	20	179,980	-	-	180,000
Fair value of options for services	-	-	-	-	-	-	-	-	273,721	-	-	273,721
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(648,656)	(5,000)	(653,656)
Net loss	-	-	-	-	-	-	-	-	-	(2,443,322)	-	(2,443,322)

Balance, September 30, 2023	98,350	$10	232,737	$24	-	$-	135,648,105	$13,565	$103,571,942	$(132,702,539)	$(112,602)	$(29,229,600)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred stock to common stock	(1,000)	-	-	-	-	-	111,111	11	(11)	-	-	-
Sale of Series B Preferred stock	-	-	39,599	4	-	-	-	-	3,563,996	-	-	3,564,000
Fair value of options for services	-	-	-	-	-	-	-	-	403,686	-	-	403,686
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(282,350)	(5,000)	(287,350)
Net loss	-	-	-	-	-	-	-	-	-	(2,279,046)	(101)	(2,279,147)

Balance, March 31, 2022	101,350	$10	75,478	$8	-	$-	123,552,213	$12,355	$71,707,683	$(102,108,106)	$(82,704)	$(30,470,754)

Sale of Series B Preferred stock	-	-	1,555	0	-	-	-	-	140,000	-	-	140,000
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	80,242	-	-	80,250
Fair value of options for services	-	-	-	-	-	-	-	-	840,541	-	-	840,541
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(315,113)	(5,000)	(320,113)
Net loss	-	-	-	-	-	-	-	-	-	(2,939,035)	-	(2,939,035)

Balance, June 30, 2022	101,350	$10	77,033	$8	-	$-	123,627,213	$12,363	$72,768,466	$(105,362,254)	$(87,704)	$(32,669,111)

Sale of Series B Preferred stock	-	-	5,114	1	-	-	-	-	460,249	-	-	460,250
Issuance of common stock to consultants	-	-	-	-	-	-	-	-	8,250	-	-	8,250
Fair value of options for services	-	-	-	-	-	-	-	-	1,228,815	-	-	1,228,815
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(345,996)	(5,000)	(350,996)
Net loss	-	-	-	-	-	-	-	-	-	(5,122,359)	-	(5,122,359)

Balance, September 30, 2022	101,350	$10	82,147	$9	-	$-	123,627,213	$12,363	$74,465,780	$(110,830,609)	$(92,704)	$(36,445,151)

See the accompanying notes to the condensed consolidated financial statements

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,994,440)	$(10,340,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	10,502,401	88,500
Fair value of options issued in exchange for services	2,686,330	2,473,042
Depreciation and amortization	29,090	28,395
(Increase) decrease in assets
Prepaid expenses	(653)	88,576
Increase (decrease) in liabilities
Accounts payable and accrued expenses	667,526	603,214
Accounts payable and accrued expenses - related parties	9,744	(130,560)
Common stock to be issued	(5,350,000)	2,705,000

Net cash used in operating activities	(5,450,002)	(4,484,374)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(11,215)	(10,621)
Net cash used in investing activities	(11,215)	(10,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	806,650	-
Proceeds from sale of Series B Preferred stock	6,322,399	4,164,249
Proceeds from 4% secured notes payable - stockholders	-	200,000

Net cash provided by financing activities	7,129,049	4,364,249

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,667,832	(130,746)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,005,667	553,131

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,673,499	$422,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$1,565,583	$958,459

Conversion of Series A Preferred stock to common stock	$22	$11

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

There were minimal operations at ZS during the three and nine months ended September 30, 2023 and 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2022 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), Issuer’s Accounting for Certain Modifications or Exchanges or Freestanding Equity – Classified Written Call Options. The amendments in this Update clarify an issuer’s accounting for modifications or exchanges of freestanding equity – classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company adopted this standard effective January 1, 2022, which did not have a material impact on the Company’s consolidated financial statements and related disclosure.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will be sufficient to sustain operations on a limited basis during the next twelve months. The Company currently needs to generate revenue in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to derive revenues from levels of service fees, transaction fees and in some cases revenue sharing with banking and distribution partners. As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

As of November 14, 2023, the Company has a cash position of approximately $7 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations on a limited basis through December 2024.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2023 and December 31, 2022, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $7,970 and $1,703 in unpaid salary.

As of September 30, 2023 and December 31, 2022, the Company owed the Chief Financial Officer $4,384 and $907 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of September 30, 2023 and December 31, 2022 were $42,600. Interest accrued on the loans at 6% and 10% was $8,984 and $6,768 as of September 30, 2023 and December 31, 2022. Interest expense related to these loans payable was $747 and $2,216 for the three and nine months ended September 30, 2023 and September 30, 2022.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently to June 30, 2024.

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

The Notes are recorded as a current liability as of September 30, 2023 and December 31, 2022 in the amount of $3,316,357. Interest accrued on the Notes was $2,759,964 and $2,511,238 as of September 30, 2023 and December 31, 2022. Interest expense related to these Notes payable was $82,909 and $248,727 for the three months and nine months ended September 30, 2023 and September 30, 2022.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of September 30, 2023 and December 31, 2022 in the amount of $595,000. Interest accrued on the notes, as of September 30, 2023 and December 31, 2022 was $340,181 and $278,326. Interest expense related to these notes was $20,845 and $61,855 for the three and nine months ended September 30, 2023 and $20,842 and $61,855 for the three and nine months ended September 30, 2022.

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

The maturity dates of the New Secured Notes were extended by the investors most recently to June 30, 2024.

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of September 30, 2023 and December 31, 2022. Interest accrued on the New Secured Notes was $2,599,886 as of September 30, 2023 and $2,150,449, as of December 31, 2022. Interest expense related to these New Secured Notes was $149,813 and $449,437 for the three and nine months ended September 30, 2023 and $149,813 and $448,117 for the three and nine months ended September 30, 2022.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2023 and 2022.

As of January 1, 2023, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2023 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2023, and there was no accrual for uncertain tax positions as of September 30, 2023. Tax years from 2019 through 2022 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2023 and 2022, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

During the nine months ended September 30, 2023, a Series A Preferred stockholder converted 2,000 Series A Preferred shares into 222,220 shares of common stock.

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $41,892,660 as of September 30, 2023, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum or $7.20 per Series B Preferred Share.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the nine months ended September 30, 2023 and 2022, the Company sold 70,252 and 46,269 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $6,322,400 and $4,164,250.

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

As of September 30, 2023, the value of the cumulative 8% dividends for all Rego preferred stock was $10,682,100. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

As of September 30, 2023, the value of the cumulative 8% dividends for ZS preferred stock was $98,333. Such dividends will be paid when and if declared payable by the ZS’ board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

On September 22, 2022 the Company engaged an investment banking firm to explore a prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. As of September 30, 2023 this contingency has not been met.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2023, under the 2008 Plan, options to purchase 500,000 shares of common stock have been issued and are outstanding and unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of September 30, 2023, under the 2013 Plan, grants of restricted stock and options to purchase 1,237,500 shares of common stock have been issued and are outstanding and unexercised. The 2013 Plan expires on November 18, 2023.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2023:

Risk Free Interest Rate	4.3%
Expected Volatility	74.7%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.59

During the nine months ended September 30, 2023, the Company issued options to purchase 1,812,875 shares of the Company’s common stock to various consultants and employees. The options were valued at $1,071,477 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Granted	1,812,875	1.09	1.4	-
Exercised	(1,940,000)	0.38	-	-
Expired/Cancelled	(1,800,000)	0.42	-	-

Exercisable at September 30, 2023	14,135,000	$0.87	1.5	$7,898

Exercisable at September 30, 2023 and expected to vest thereafter	14,135,000	$0.87	1.5	$7,898

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.42 for REGO’s common stock on September 30, 2023.

REGO expensed $273,721 and $2,686,330 for the three and nine months ended September 30, 2023 and $1,228,814 and $2,473,043 for the three and nine months ended September 30, 2022 with respect to stock options.

As of September 30, 2023, there was $34,667 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2023 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for ZS’s stock options for the nine months ended September 30, 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	1,600,000	$5.00	1.0	$-

Balance, September 30, 2023	1,600,000	$5.00	0.2	$-

Exercisable at September 30, 2023	1,600,000	$5.00	0.2	$-

Exercisable at September 30, 2023 and expected to vest thereafter	1,600,000	$5.00	0.2	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on September 30, 2023.

For the three and nine months ended September 30, 2023 and 2022, ZS expensed $0 with respect to options.

NOTE 12 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the three and nine months ended September 30, 2023 were $0 and for the three and nine months ended September 30, 2022 were $0 and $101.

NOTE 13 – OPERATING LEASES

For the three and nine months ended September 30, 2023 total rent expense under leases amounted to $5,017 and $7,500 and for the three and nine months ended September 30, 2022 total rent under leases amounted to $1,211 and $3,612. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2023.

NOTE 14 – RELATED PARTY TRANSACTIONS

Pursuant to the September 22, 2022 incentive awards for the successful engagement of an investment banker, the Company issued shares of Common Stock as follows: Chairman: 1,000,000 shares; Chief Executive Officer: 1,500,000 shares; Chief Technology Officer: 200,000 and Chief Financial Officer: 100,000 shares. The Company recorded combined share-based compensation expense and board fees of $2,704,650, the fair value of the Common Stock issued, in the first quarter of 2023.

Pursuant to the October 5, 2022 incentive awards for the securing of additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise, the Company issued shares of Common Stock as follows: Chairman: 1,000,000 shares; Chief Executive Officer:1,000,000 shares; Chief Technology Officer: 100,000 shares and Chief Financial Officer: 50,000 shares. The Company recorded combined share-based compensation expense and board fees of $2,644,500, the fair value of the Common Stock issued, in the first quarter of 2023.

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

On March 13, 2023 the following performance bonuses were earned pursuant to the securing of a $20 million Business Line of Credit: 1) Shares of Common Stock: Chairman: 750,000 shares; Chief Executive Officer: 500,000 shares; and Chief Technology Officer: 150,000 shares; 2) Cash Compensation: Chairman: $50,000; and Chief Executive Officer: $50,000. For the Common Stock awards, the Company recorded combined share-based compensation expense and board fees of $1,890,000, the fair value of the Common Stock issued, in March 2023.

On April 19, 2023 the following cash bonuses were earned pursuant to the securing of an agreement with a banking FinTech provider: Chairman: $20,000; Chief Executive Officer: $60,000; and Chief Technology Officer: $20,000. Pursuant to this item, shares of common stock were also earned as follows: Chairman: 100,000 shares; Chief Executive Officer: 450,000 shares; Chief Technology Officer: 100,000 shares; and Chief Financial Officer: 25,000 shares. The Company recorded share-based compensation expense of $816,750, the fair value of the common stock issued, in April 2023.

On May 1, 2023, the Board of Directors approved a salary increase raising the Chief Executive Officer’s salary to $345,360 per year.

On May 22, 2023 the Chief Executive Officer was paid a performance bonus pursuant to raising an additional $3.250 million in funding. 250,000 shares of Common Stock were awarded. The Company recorded share-based compensation expense of $297,500, the fair value of the Common Stock issued, in May 2023. This performance bonus also included a $15,000 cash payment.

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

On June 26, 2023 the following performance bonuses were earned pursuant to the completion of raising an additional $5 million via investment in Series B Preferred Stock: 1) Shares of Common Stock: Chairman: 100,000 shares; Chief Executive Officer: 100,000 shares. 2) Cash Compensation: Chairman: $50,000; and Chief Executive Officer: $50,000. For the Common Stock awards, the Company recorded combined share-based compensation expense and board fees of $256,000, the fair value of the Common Stock issued, in June 2023.

On July 14, 2023 the Chief Executive Officer was paid a performance bonus pursuant to raising additional funding via investment in Series B Preferred Stock: 200,000 shares of Common Stock were awarded. The Company recorded share-based compensation expense of $248,000, the fair value of the Common Stock issued, in July 2023.

NOTE 15 – COMMON STOCK TO BE ISSUED

On September 22, 2022 the Company engaged an investment banker for advisory services to explore a prospective sale of the Company. The successful engagement of this investment banker resulted in an incentive award of 2,850,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,705,000, the fair value of the common stock to be issued, for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company recognized the shares as issued on January 1, 2023 and reclassified the amount from common stock to be issued to additional paid in capital.

On October 5, 2022 the Company secured additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise – Successful Corporate Action Award. This resulted in an incentive award of 2,150,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,645,000, the fair value of the common stock to be issued, for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company recognized the shares as issued on January 1, 2023 and reclassified the amount from common stock to be issued to additional paid in capital.

NOTE 16 - INVESTOR PRIVATE LINE OF CREDIT

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with an existing shareholder of the Company (the “Lender”). Pursuant to this agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full:(i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. As of September 30, 2023 the outstanding balance on this LOC is $0.

NOTE 17 – SUBSEQUENT EVENTS

On October 27, 2023 the Chairman and the Chief Executive Officer were both paid a $35,000 performance bonus pursuant to the successful integration of the Platform with a major software provider for financial institutions. These bonuses were expensed in October 2023.

Between October 1, 2023 and November 14, 2023, the Company sold 1,111 shares of the Company’s Series B Preferred Stock in a private placement to accredited investors and received proceeds of $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform— Mazoola® - a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following discussion analyzes our results of operations for the three months ended September 30, 2023 and 2022. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2023 and 2022, we generated revenues of $0 and $237.

Net Loss

For the three months ended September 30, 2023 and 2022, we had a net loss of $2,443,322 and $5,122,359.

Transaction Expense

Transaction expense for the three months ended September 30, 2023 was $56,581 compared to $57,538 for the three months ended September 30, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2023 were $468,115 compared to $175,606 for the three months ended September 30, 2022, an increase of $292,509. The increase is attributed to a ramp up in marketing campaigns and consultants in 2023 to increase brand awareness as compared to the three months ended September 30, 2022.

Product Development

Product development expenses were $758,614 and $458,942 for the three months ended September 30, 2023 and 2022, an increase of $299,672. The Company continued the process to add further enhancements to the Mazoola® app to increase its marketability.

General and Administrative Expenses

General and administrative expenses decreased $3,363,321 to $905,699 for the three months ended September 30, 2023 from $4,269,020 for the three months ended September 30, 2022. The decrease resulted from the Company issuing shares of common stock and options to Board members, officers and consultants during the three months ended September 30, 2022, which did not occur during the three months ended September 30, 2023.

Interest Expense

During the three months ended September 30, 2023, the Company incurred interest expense of $254,313 and $254,313 for the three months ended September 30, 2023 and September 30, 2022. Interest expense remains materially unchanged for both periods since no new Notes were issued over the prior twelve-month period.

Dividend Accrual

Accrued preferred dividend expense increased by $302,660 to $653,656 for the three months ended September 30, 2023 compared to $350,996 for the three months ended September 30, 2022. The expense increased as a result of the additional Series B Preferred Stock sold during 2023.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following discussion analyzes our results of operations for the nine months ended September 30, 2023 and 2022. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2023 and 2022, we generated revenues of $0 and $1,887.

Net Loss

For the nine months ended September 30, 2023 and 2022, we had a net loss of $13,994,440 and $10,340,541.

Transaction Expense

Transaction expense for the nine months ended September 30, 2023 was $171,543 compared to $180,051 for the nine months ended September 30, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2023 were $1,475,458 compared to $1,393,252 for the nine months ended September 30, 2022, an increase of $82,206. The increase is attributed to a ramp up in marketing campaigns and consultants in 2023 to increase brand awareness.

Product Development

Product development expenses were $2,051,020 and $1,557,850 for the nine months ended September 30, 2023 and 2022, an increase of $493,170. The Company continued the process to add further enhancement to Mazoola®

app to increase its marketability.

General and Administrative Expenses

General and administrative expenses increased $2,990,121 to $9,534,184 for the nine months ended September 30, 2023 from $6,544,063 for the nine months ended September 30, 2022. This increase is a result of the Company issuing bonuses as well as shares of common stock and options to Board members, officers, and consultants, an increase of approximately $2,400,000 during the nine months ended September 30, 2023 as compared to $0 during the nine months ended September 30, 2022. The Company also had increased expenditures for investment bankers and strategic consultants of approximately $550,000 in 2023.

Interest Expense

During the nine months ended September 30, 2023, the Company incurred interest expense of $762,235 compared to $760,915 for the nine months ended September 30, 2022, an increase of $1,320. The increase in interest expense relates to the compounding interest from the new 10% Secured Promissory Notes issued in 2022.

Dividend Accrual

Accrued preferred dividend expense increased by $607,125 to $1,565,584 for the nine months ended September 30, 2023 compared to $958,459 as of September 30, 2022. The expense increased as a result of the additional Series B Preferred Stock sold during the nine months ended September 30, 2023 in the amount of $6,322,399 compared to $4,164,249 sold during the nine months ended September 30, 2022. The increase was also attributable to a prior period expense adjusted during the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of November 14, 2023 we had cash on hand of approximately $7 million.

Net cash used in operating activities increased $956,628 to $5,450,002 for the nine months ended September 30, 2023 as compared to $4,484,374 for the nine months ended September 30, 2022.  The increase in cash used in operating activities is related to the increase in share based compensation during the nine months ended September 30, 2023 compared to that of the same period in the prior year.

Net cash used in investing activities increased to $11,215 for the nine months ended September 30, 2023 from $10,621 for the nine months ended September 30, 2022 as a result of an increase in patents and trademarks expense.

Net cash provided by financing activities increased to $7,129,049 for the nine months ended September 30, 2023 from $4,364,249 for the nine months ended September 30, 2022. Cash provided by financing activities during the nine months ended September 30, 2023, consisted of proceeds from the sale of Series B Preferred Stock along with cash received from the exercise of options. The increase for the nine months ended September 30, 2023 is attributed to higher proceeds from the sale of Series B Preferred Stock to provide capital for the continuance of operations versus the nine months ended September 30, 2022. Additionally, unlike the nine months ended September 30, 2023, no cash was received from the exercise of options for the nine months ended September 30, 2022.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities. On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit (“LOC”) agreement with an existing shareholder of the Company. There have been no draws from this LOC as of September 30, 2023.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2023 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

During the three months ended September 30, 2023, the Company sold 5,222 shares of the Company’s Series B Preferred Stock in a private placement to accredited investors and received proceeds of $469,900. In October and November 2023, the Company sold 1,111 shares of the Company’s Series B Preferred Stock in a private placement to accredited investors and received proceeds of $100,000.

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
Date: November 14, 2023

