Form 10-K
period 2023-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2024-04-01
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ or No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ or No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $122,312,307 as of June 30, 2023, based on the price at which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 135,848,105 shares of common stock outstanding as of the close of business on April 1, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2023

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

As of the date of this report, we have not generated significant revenues.  Our initial business plan was to develop an online game platform to allow game companies to create, monetize and distribute massive multiplayer online games (MMOG). The Company’s technology was the monetization component of this overall software platform (our “Platform”). During 2010, we analyzed the market potential for an expanded Company solution and decided to concentrate our efforts on the delivery of a full-featured Company solution that was not restricted to online gaming. The expanded Company solution was designed to provide a complete online solution for families and parents to teach their children about financial management and spending on gaming, retail, music and entertainment. In late 2013, we rebranded our Company product under the name “Oink®”.  In March 2016, we discontinued our prior Oink product offering.

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

In November 2020, California went even further by passing the California Privacy Rights Act (“CPRA”) of 2020. The CPRA is the strongest consumer privacy law ever enacted in the United States and achieves broad general parity with the most comprehensive laws in other jurisdictions including Europe (GDPR), Japan, Israel, New Zealand, and Canada. Protection of children is a key component of the CPRA with significant expansion to enforcement also included. CPRA empowers the Attorney General, California’s 62 different district attorneys, and a brand-new California Privacy Protection Agency (“CPPA”) to enforce it, The CPPA began enforcement on July 1, 2023. Additional states such as Colorado, Connecticut, Utah and Virginia have also enacted state privacy laws in 2023. Montana, Oregon, and Texas have privacy laws scheduled for enactment in 2024. Delaware, Iowa, and Tennessee have privacy laws scheduled for enactment in 2025.

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

The key metrics to the FinTech industry are as follows:

●	The U.S. Fintech market has achieved a $4 trillion market size in 2023 and projects a Compound Annual Growth Rate (CAGR) of 11% over the next 5 years.

●	In the U.S., the leading FinTech segment is digital payment, valued at over $2.6 trillion in 2023.

●	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.

●	By 2025, the U.S. will account for more than 62% of the global FinTech transaction value.

●	The worth of the global financial sector is expected to be $28.5 trillion by 2025 with a 6% CAGR.

●	75% of global consumers have used at least one fintech service to pay online or using a mobile application.

●	78% of U.S. consumers prefer to bank via a mobile app or website.

●	By the end of 2022, about 9 out of 10 Americans were using digital payments.

●	Global digital payments revenue is projected to reach $14.79 trillion by 2027.

FinTech companies are not restricted to the same degree by regulatory compliance nor antiquated systems with which the established financial services companies contend, although governments at all levels are increasing their interest in the industry.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience. In 2023, over three quarters (78 percent) of the U.S. population used a digital banking service. Additionally, in 2023, 99% of Gen Z and 98% of millennials indicated that they use mobile banking.

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

The global P2P market size was valued at $2.2 trillion in 2022 and is projected to grow to almost $12 trillion by 2032. In 2022, the largest P2P money transfer service has an estimated transaction volume of $1.5 trillion with 431 million users.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions saved operational costs in the banking industry $7.3 billion globally in 2023. By 2025, Robo-advisors are expected to manage $16 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

Global mobile payments were approximately $2.1 trillion in 2022. The number of unique contactless mobile payment users will reach 1 billion globally by 2024. In 2022, there were approximately 3.4 billion mobile wallet users with this number expected to exceed 5.2 billion in 2026. As of 2023, mobile payments are used by more than 2 billion people globally, growing by millions each year and mobile transactions comprised 89% of all banking transactions. App store spending was $171 billion worldwide in 2023.

With this as a backdrop, REGO Payment Architectures, Inc. has identified an emerging need to market a financial platform that provides Gen Z and Gen Alpha with an alternative solution to traditional banking and solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping. Mazoola ® is that platform and along with providing the solution it teaches financial responsibility.

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

Other Consumer Privacy Protection Enforcement

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Possible penalties under COPPA provide for civil penalties of $42,350 per violation, however, the FTC considers many factors when levying penalties. Among these are the ability of the company to stay in business after the penalty is imposed. Google and YouTube paid a record $170 million in 2019 to settle civil penalties brought by the FTC. Musical.ly (TikTok) agreed to a settlement of $5.7 million in February 2019. TechCrunch’s Verizon-owned parent, Oath, created from the merging of AOL and Yahoo, has agreed to pay approximately $5 million for violating COPPA in December 2018. The New York Attorney General has targeted Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues. In July 2021, Kuuhuub, Inc. was fined $3 million for violating COPPA. Epic Games, Inc., the creator of the popular video game Fortnite, was recently fined in December 2022 $275 million for COPPA violations. In June 2023, Microsoft was fined $20 million for illegally collecting personal information from children without their parents’ consent.

A number of foreign governments also have itherr adopted or are considering data privacy and security regulations. For example, the EU has adopted GDPR, as was previously discussed.  The Company’s initial target is the U.S. However, the Company has been performing research on compliance issues in European countries and is expanding its focus into the European market. With the GDPR Trustmark the Company is positioned to rapidly adapt to these new markets.

In 2022 there were 511 GDPR fines that totaled over €835 million. Among the top violators in 2022 were Meta/Facebook twice (totaling €670 million) and Clearview AI, Inc. several times (totaling €68 million). In 2023, TikTok was fined €345 million in relation to its processing of personal data relating to child users of the platform.

The Opportunity

Gen Z and Gen Alpha are the core target users of our mobile payment app, Mazoola®

As consumers, Gen Z and Gen Alpha have deep pockets, but lack direct access to funds.

Their spending power is significant and growing. As of 2023, Gen Z has approximately of $360 billion in disposable income. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases.  They are 2 times more likely to shop on mobile devices than Millennials.

Social and digital learning is key to Gen Z.

85% of Gen Z uses social media to learn about new products.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. As of 2023, 25 states have enacted personal finance requirement for high schoolers. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within our Platform target both the parent and the child.  These built-in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

These three factors are all supported by REGO’s patented technology.

REGO addresses hard industry problems such as:

●	COPPA compliant technology with a key component being its ability to verify the age of an internet user
●	A master and sub-account architecture with the ability to administer user-specific controls
●	An advanced rules engine to provide strict automated compliance of the parental rules for each child
●	Near real-time buying behavior database on minors – anonymized geolocation, age range and purchases

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

Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for and pursuing additional patent and copyright protection is appropriate for us. We have no guarantee that any such applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business, or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

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

Research and Development

During 2023 and 2022, our research and product development expenses were approximately $2.9 million and $2.1 million, all of which were borne by us.

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

As of the date of this report, we have not generated significant revenue. Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2024, we expect to seek additional revenue streams as follows:

●	Private labeling licenses for: financial institutions, FinTech companies, telecommunication vendors, distributors, and value-added resellers (VAR)
●	User subscription fees based on premium services
●	Transaction and processing fees for both closed and open network transactions
●	Special services fees for ad hoc special requests
●	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data)
●	Advertising revenue – for context-based push messaging to subscribers
●	Shared transaction revenue or rebates from banking partners

On March 8, 2023, we entered into a Partner Acceleration Program Agreement with Q2 Software, Inc. (“Q2”). Pursuant to this agreement, we will integrate our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into Q2’s digital banking platform. The agreement will make our family wallet available to Q2’s network of 450 financial institution customers to allow end-user customers of subscribing financial institutions to utilize our family wallet. This integration was completed on October 23, 2023.

Our Plan of Operation

We launched our Mazoola® app in 2021. In 2023, the following enhancements were made:

●	Fractional Stock Investing (live trading and practice mode) for both adults and children
●	Enhancement of white label customization capabilities
●	Updated the .net environment
●	Updated the react native environment

●	Enhancements to the White Label admin panel
●	Child Request Funds Feature
●	App Generated Messaging
●	Fraud Prevention Enhancements
●	Completed Q2 Integration
●	Feature Flags
●	Geolocation Based Security

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

1.	A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the Mazoola® digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

2.	Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistics/inventory management systems.

3.	Predictive analytic products and services based on REGO’s anonymized data collection techniques.

4.	A two-sided platform of the REGO offering, MazoolaPay, which is currently in later stage development. This provides a way for retailers to offer families a compliant payment offering when engaging in e-commerce transactions.

Sales and Marketing Strategy

In 2024, we are working with small and large banks, credit unions and other channel providers for the adoption of our unique wallet for their family clients. Additionally, we are also focusing on onboarding established brands with large family-focused account bases that would enable us to co-brand our platform and reach the Gen Z and Gen Alpha population through the FinTech industry.  The Company maintains its view that these channels are most likely to provide rapid adoption of its technology across a broader industry segment.

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

To compete effectively, we will focus a majority of our 2024 resources on product distribution and licensing and technology and product development.

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

Human Capital Resources

As of December 31, 2023, we had 4 employees, who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2023, have an accumulated deficit of approximately $136.0 million.  We incurred net losses to common shareholders of approximately $18.9 million during the year ended December 31, 2023 and approximately $17.6 million during the year ended December 31, 2022.  As of April 1, 2024 we had a cash position of approximately $4.3 million.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2023 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

In order to execute our business plan, we will be dependent upon senior executives, as well as other key development personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects. Moreover, our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training and retaining such personnel in the future. The competition for software developers, and technical directors is especially intense because the software market has significantly expanded over the past several years.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely affected.  We may also depend on third party contractors and other partners, to develop our Platform as well as any future enhancements thereto. There can be no assurance that we will be successful in either attracting and retaining qualified personnel or creating arrangements with such third parties. The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

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

Our Board of Directors is continually exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that an exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  On September 22, 2022 the Company engaged an investment banking firm to explore a potential sale of the Company. The Company and this investment banking firm mutually agreed to terminate their agreement on February 22, 2024 and a merchant bank was simultaneously engaged in a consultative capacity to advise on capital funding and strategic initiatives. We remain committed to the exploration and assessment of our strategic alternatives.

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

The Company’s common stock currently trades on the Over-the-Counter Market (“OTC QB”) in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2023 the Company does not meet.  The listing process can be lengthy, discretionary, and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of April 1, 2024, options for the purchase of 13,710,000 shares of our common stock were outstanding and 61,165,005 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have 332,753 shares of preferred stock outstanding (consisting of 98,350 shares of Series A Cumulative Convertible Preferred Stock and 234,403 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,667,247 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares. Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

Upon the Company’s formation, and through a subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 19 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may in the extreme case, require us to liquidate the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our customers are necessary for the operation of our business. We use these systems, among others, to manage our customer and vendor relationships, for internal communications, for accounting to operate record-keeping functions, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”). We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including risk assessments and incident detection and response. We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms and consulting firms.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition.

Governance

Our full Board oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Board receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Management plays a crucial role in assessing and managing material risks from cybersecurity threats. At the management level, the Company’s cybersecurity risk management and strategy is led by its Head of Product and Operations, who reports to the CEO. The qualifications of the Head of Product and Operations include over 20 years of IT management, cybersecurity, and information governance experience. The Head of Product and Operations is regularly informed about the latest developments in cybersecurity, including emerging threats and technologies to adapt security measures accordingly. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Management’s role includes:

●	Risk Assessment: Management conducts annual cybersecurity risk assessments to identify and evaluate potential threats and vulnerabilities. Management considers the likelihood and potential impact of various cybersecurity risks, considering the Company’s assets, systems, and operations, to prioritize mitigation efforts.
●	Compliance with Regulations: Management implements and maintains compliance with relevant cybersecurity regulations and standards applicable to the Company.

The Head of Product and Operations is promptly informed of potential cybersecurity risks, threats, and vulnerabilities by any employees or consultants. Once an incident has been identified, the Head of Product and Operations and the security consulting team assess the criticality and impact of the incident on the Company’s business operations. The Head of Product and Operations then formulates and oversees a response to contain, eradicate and resolve incidents in accordance with the Company’s incident response plan. Management is responsible for reporting incidents to the appropriate authorities as necessary and engaging the senior leadership on all material incidents.

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

Common Stockholders

As of April 1, 2024 our shares of Common Stock were held by 141 stockholders of record.

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

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2023.

Sales of unregistered securities

During the fourth quarter of 2023, the Company issued 1,666 shares of the Company’s Series B Preferred Stock and received proceeds of $149,940 in a private placement to accredited investors under Section 4(a)(2) of the Securities Act. See Note 10 of the financial statements contained herein for a description of the terms of the Series B Preferred Stock.

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

Other markets for potential licensed applications are:

●	Government social services payments where control over how benefits allowances are used is required. This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

●	Closed network consumer to business (C2B) and business to business (B2B). An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system. This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement. Many school lunch programs are now provided by large catering companies. This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate. Removing this overhead can have a significant positive financial impact on profitably. It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

●	Integration of our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into digital banking platforms. This will make the Company's family wallet available to financial institutions which will allow end-user customers of subscribing financial institutions to utilize the Company's family wallet.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following discussion analyzes our results of operations for the years ended December 31, 2023 and 2022. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2023 and 2022, we generated revenues of $0 and $2,073. Our revenue is generated from transactional sources with customers.

Net Loss

Our net loss attributable to common stockholders increased $1.3 million to $18.9 million for the year ended December 31, 2023 when compared to $17.6 million for the year ended December 31, 2022. This was a result of an increase in product development costs ($0.8 million), an increase in sales and marketing costs ($0.1 million), and an increase in accrued preferred dividends stemming from a prior period adjustment ($1.0 million).These increases were offset by forgiveness of debt attributable to the dissolution of a subsidiary ($0.1 million) and a decrease in general and administrative expenses ($0.5 million) in 2023.

Transaction Expense

Transaction expense for the year ended December 31, 2023 was $0.2 million compared to $0.3 million for year ended December 31, 2022. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing Expenses

Sales and marketing expenses increased by $0.1 million in 2023 to $1.8 million compared to $1.7 million in 2022. In 2023 we invested in product awareness initiatives for our B2B channel and hired additional consultants to develop and execute the marketing plan.

Product Development

Product development expenses increased by $0.8 million in 2023 to $2.9 million compared to $2.1 million in 2022. The increase was due to additional payroll and programming costs associated with the ramp-up of the Platform integration.

General and Administrative Expenses

The total 2023 general and administrative expenses decreased by $0.6 million in 2023 to $10.8 million compared to $11.4 million in 2022. There was a reduction in 2023 to the following expenses: incentive compensation ($1.6 million); consulting fees-options ($0.6 million); and legal fees ($0.4 million). These reductions were offset by increases to the following expenses in 2023: gross payroll ($0.8 million); professional fees ($0.6 million); payroll-options ($0.4 million); and consultant fees ($0.2 million).

Interest Expense

Interest expense remained unchanged at $1.0 million for 2023 and 2022.

Forgiveness of Debt

The Company incurred $0.1 million in forgiveness of debt during 2023 related to the dissolution of a subsidiary. In 2022, $0.1 million of vendor debt was forgiven.

Liquidity and Capital Resources

Net cash used in operating activities increased $0.9 million to $7.2 million for the year ended 2023 compared to $6.3 million for the year ended December 31, 2022.  The increase resulted primarily from the increase in the fair value of common stock issued in exchange for services, offset by a decrease in the common stock to be issued liability in 2023. These changes were associated with common stock awarded to officers and directors for the successful completion of strategic initiatives.

Net cash used in investing activities was $0.01 million and $0.01 million for the years ended December 31, 2023 and 2022. The Company maintained the current patents in 2023.

Net cash provided by financing activities decreased by $4.2 million to $7.5 million for the year ended December 31, 2023 compared to $11.7 million for the year ended December 31, 2022.  The decrease is primarily attributed to $4.8 million less in proceeds received from the sale of Series B Preferred Stock in 2023 offset by an increase in 2023 of proceeds received from the exercise of options.

Subsequent to December 31, 2023, the Company did not raise any proceeds through the issuance of the Company’s Series B Preferred stock.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.

On March 13, 2023, Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with James Davison (the “Lender”). The Lender is an existing shareholder of the Company. Pursuant to the LOC Agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date hereof, the Company will repay any amounts outstanding within sixty (60) days. This LOC Agreement was extended for one year on March 13, 2024. There have been no draws on this LOC Agreement as of December 31, 2023.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We do not project that significant revenue will be developed until at the earliest the second quarter of 2024. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of April 1, 2024, the Company has a cash position of approximately $4.3 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through December 2024.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2023 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	72	Chairman of the Board
Peter S. Pelullo	72	Director, Chief Executive Officer
Joseph R. Toczydlowski	54	Chief Financial Officer

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

Peter S. Pelullo

Peter S. Pelullo, has been an entrepreneur for the past 20 years and has been Chief Executive Officer since August 2020. While his career has focused on the media and telecommunications industries, Mr. Pelullo has had extensive experience in both the construction and food and beverage industries. Mr. Pelullo founded Clariti Telecommunications International, LTD, a NASDAQ Small Cap listed company that developed proprietary digital wireless technology. Mr. Pelullo identified and organized through European banks, asset managers, and portfolio managers approximately $90 million in equity for such company’s technology and business development. Mr. Pelullo has extensive experience in corporate finance, operating a public company, strategic planning, cash flow management and international business development. Mr. Pelullo was also the founder of Alpha International Recording Studios which he merged with the world-renowned Sigma Sound Studio which created the “Sound of Philadelphia”. He also created Philly World Records (an independent record label), which he sold to MCA Records. Mr. Pelullo also has years of experience in the Real Estate sector as well as restructuring and work out services for companies that need to return to solvency and stable operations.

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

Insider Trading Policy

The Company has not adopted a formal Insider Trading Policy. However, the Board and management are cognizant of the need to promote compliance with applicable securities laws, known as “insider trading” laws, which prohibit persons who receive or become aware of material non-public information about the Company (or other companies that do business with the Company) from trading in the Company’s (or such other company’s) securities or providing material non-public information to others who may trade in the Company’s (or such other company’s) securities on the basis of that information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2023 with the following exceptions regarding the timely filing of Form 4: Mr. Hannahs received 1,850,000 shares pursuant to stock awards and settlement of 2,000,000 shares pursuant to prior stock awards that were not timely filed on Form 4; Mr. Pelullo received 2,450,000 shares pursuant to stock awards and a settlement of 2,500,000 shares pursuant to prior stock awards that were not timely filed on Form 4; Mr. Toczydlowski received 200,000 shares pursuant to stock awards and a settlement of 75,000 shares pursuant to prior stock awards that were not timely filed on Form 4.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2023 and 2022:

				Stock		Option	All Other
		Salary	Bonus	Awards (1)		Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Peter S. Pelullo, Chief Executive Officer	2023	338,657	253,846	2,705,500		-	-	3,298,003
	2022	400,185	250,000	3,021,000	(3)	-	-	3,671,185

Joseph R. Toczydlowski, Chief Financial Officer (2)	2023	179,423	-	95,250			-	274,673
	2022	62,192	25,000	203,850		228,266	-	519,308

(1)	The value of the stock awards is based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 13 to the financial statements included in this Form 10-K.

(2)	On August 15, 2022, Mr. Toczydlowski joined the Company as Chief Financial Officer.
(3)	Stock was issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2023:

		Option awards					Stock awards
Equity
incentive
									Equity	plan awards:
				Equity					incentive	Market or
				incentive					plan awards:	payout
				plan awards:				Market	Number of	value of
		Number of	Number of	Number of			Number of	value of	unearned	unearned
		securities	securities	securities			shares or	shares or	shares, units	shares, units
		underlying	underlying	underlying			units of	units of	or other	or other
		unexercised	unexercised	unexercised	Option		stock that	stock that	rights that	rights that
		options	options	unearned	Exercise	Option	have not	have not	have not	have not
		(#)	(#)	options	Price	Expiration	vested	vested	vested	vested
Name		exercisable	unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Peter S. Pelullo	(a)	500,000	-	-	0.25	8/13/2025	-	-	-	-
Peter S. Pelullo				500,000	(b)	(c)
Joseph R. Toczydlowski		250,000	-	-	1.21	8/16/2027	-	-	-	-
Joseph R. Toczydlowski				250,000	(b)	(c)

(a) Options were issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo

(b) Option Exercise Price not currently determinable

(c) Grant expires five years following a change of control transaction

No named executive officers exercised stock options or warrants during 2023.

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

On August 16, 2022, the Company appointed Joseph R. Toczydlowski as Chief Financial Officer. Pursuant to an employment agreement effective August 16, 2022, Mr. Toczydlowski will receive an annual salary of $165,000 for the first year of employment, which was increased to $190,000 in the second year of employment. Mr. Toczydlowski is eligible for an annual bonus at the discretion of the Board of Directors of the Company. The employment agreement has an initial term of two years and renews for successive one-year periods unless either party gives notice of intent to not renew the agreement at least 60 days prior to the renewal date. Notwithstanding the term, Mr. Toczydlowski’s employment is “at will” and is terminable at any time by either party, without further economic obligation beyond the termination date except as required by law. Mr. Toczydlowski also received an option to purchase 250,000 shares of the Company’s common stock upon commencement of his employment under the agreement with an exercise price of $1.21 per share and a five-year term.

2023 Performance Stock Awards

On March 8, 2023, the Company secured its first commercial distribution agreement with a financial institution software provider This milestone accomplishment resulted in incentive awards of 600,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	150,000	$195,000
Peter Pelullo	400,000	$520,000
Joseph Toczydlowski	50,000	$65,000
Total	600,000	$780,000

On March 13, 2023, the Company secured a $20 million Business Line of Credit from a private investor. This accomplishment resulted in incentive awards of 1,250,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	750,000	$1,012,500
Peter Pelullo	500,000	$675,000
Total	1,250,000	$1,687,500

On April 19, 2023, the Company executed an agreement with a banking FinTech provider. This accomplishment resulted in incentive awards of 575,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	100,000	$121,000
Peter Pelullo	450,000	$544,500
Joseph Toczydlowski	25,000	$30,250
Total	575,000	$695,750

On May 22, 2023, pursuant to raising an additional $3.250 million in funding, Mr. Pelullo received a grant of 250,000 shares of the Company’s common stock valued at $297,500.

On May 30, 2023, pursuant to the successful completion of platform enhancements that will enable fractional stock transaction capability, Mr. Pelullo received a grant of 250,000 shares of the Company’s common stock valued at $292,500.

On June 26, 2023, the Company completed the raising of an additional $5 million via investment in Series B Preferred Stock. This accomplishment resulted in incentive awards of 200,000 shares of common stock due to certain executives and members of the board of directors as follows:

Recipient	# of Shares	Value
Gerald Hannahs	100,000	$128,000
Peter Pelullo	100,000	$128,000
Total	200,000	$256,000

On July 14, 2023, pursuant to raising additional funding via investment in Series B Preferred Stock, Mr. Pelullo received a grant of 200,000 shares of the Company’s common stock valued at $248,000.

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

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2023 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2023.  The $155K paid to Mr. Hannahs in 2023 is comprised of various bonuses that were awarded pursuant to successful corporate accomplishments that occurred in 2023.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs	-	1,456,500	-	155,000	-	-	1,611,500

Mr. Hannahs outstanding awards consist of options to purchase 500,000 shares exercisable at $0.25 per share.

Narrative Disclosure to Directors Compensation Table

Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants under our 2013 Equity Incentive Plan and pursuant to non-plan grants.  We did not pay an annual fee to any of our directors during 2023 as a result of our cost conservation efforts, although Mr. Hannahs did receive an incentive-based payment as described above. Each member of our board of directors receives reimbursement for expenses incurred in connection with his or her services as a member of our board or board committees.

Mr. Hannahs also received performance stock awards during 2023 described in “Narrative Disclosure to Compensation Tables – 2023 Performance Stock Awards” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of April 1, 2024, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing or other information provided to the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria	31,751,517	(b)	21.1%
Series A Cumulative Convertible Preferred	109 West 7th Street, Suite 200	10,000		10.2%
Series B Cumulative Convertible Preferred	Georgetown, TX 78626	125,557		53.6%

Common	Peter S. Pelullo	21,843,983	(c)	16.0%
	325 Sentry Parkway, Suite 200
	Blue Bell, PA 19422

Common	Gerald Hannahs, Jr.	8,457,333	(d)	6.1%
Series A Cumulative Convertible Preferred	17710 Leatha Lane	30,000		30.5%
	Little Rock, AR 72223

(a) This table has been prepared based on 135,848,105 shares of our common stock, 98,350 shares of Series A Cumulative Convertible Preferred Stock and 234,403 shares of Series B Cumulative Convertible Preferred Stock outstanding on April 1, 2024.

(b) Information herein is derived from a Schedule 13D (the “Schedule 13D”) filed by: (1) John Paul DeJoria, in his individual capacity (“Mr. DeJoria”), (2) John Paul DeJoria Family Trust (the “Family Trust”), of which Mr. DeJoria is the settlor and the sole trustee, (3) JP’s Nevada Trust (the “Nevada Trust”), of which Mr. DeJoria is the settlor and the investment trustee, (4) JPD Family Office Services, LLC (“Trust Services”), which is the distribution trustee of the Nevada Trust, and (5) JDP 2019 Gift Trust (the “Gift Trust”), of which Mr. DeJoria is the settlor and the sole trustee (the foregoing being collectively referred to as the “Reporting Persons”) on May 26, 2023. Mr. DeJoria has sole voting power over all of the indicated shares, and sole dispositive power over 24,608,660 shares and shared dispositive power over 7,142,857 shares. Mr. DeJoria beneficially owns an aggregate of 31,751,517 shares of Common Stock, of which 17,148,412 are outstanding shares of Common Stock and 14,603,105 are shares of Common Stock that are issuable upon the conversion or exercise of other securities of the Company that are beneficially owned by Mr. DeJoria. The Schedule 13D contains additional information with respect to the ownership breakdown among the Reporting Persons. The business address of the Nevada Trust and Trust Services is 1701 Green Valley Parkway, Building 4, Suite A, Henderson NV 89074. The business address of Mr. DeJoria and the other affiliated entities is 109 West 7th Street, Suite 200, Georgetown, TX 78626.

(c) Consists of 4,792,858 shares of common stock, 16,551,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.25 per share. The options are held by International Corporate Management, Inc.

(d) Consists of 4,624,000 shares of common stock, 500,000 shares of underlying options exercisable at $0.25 per share, and 30,000 shares of Series A convertible preferred stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

The following table shows beneficial ownership of the Company common stock as of April 1, 2024, by our directors and our executive officers and by all current directors and executive officers as a group:

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	21,843,983	(b)	16.0%

Gerald Hannahs	8,457,333	(c)	6.1%

Joseph R. Toczydlowski	525,000	(d)	*

All current directors and executive officers as a group (3 persons)	30,826,316		22.0%

(a) This table has been prepared based on 135,848,105 shares of our common stock outstanding on April 1, 2024. The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 4,792,858 shares of common stock, 16,551,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.25 per share. The options are held by International Corporate Management, Inc.

(c) Consists of 4,624,000 shares of common stock, 500,000 shares of underlying options exercisable at $0.25 per share, and 30,000 shares of Series A convertible preferred stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 275,000 shares of common stock and 250,000 shares underlying options exercisable at $1.21 per share.

* Less than 1%

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation, and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by
security holders: (a)	1,437,500	$0.32	-

Equity compensation plans not approved
by security holders: (b)	12,882,500	0.96	-

Total	14,320,000	$0.87	-

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Options approved by the board but not governed by an Equity Compensation Plan.

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

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The original expiration date of March 3, 2018 was extended for one year. The 2008 Plan expired on March 3, 2019.

2013 Equity Incentive Plan

During 2013, the board and our stockholders adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, we were authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options, are deemed to be non-statutory stock options. The 2013 Plan expired on November 18, 2023.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner. As of December 31, 2023, and December 31, 2022, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $1,328 and $1,703 consisting of $1,328 and $1,703 in unpaid salary.

As of December 31, 2023, and December 31, 2022, the Company owed the Chief Financial Officer $731 and $907 in unpaid salary.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $10,000 per month, plus expenses.  As of December 31, 2023 and 2022, the Company owed the consultant $0 and $0. For each of the years ended December 31, 2023 and 2022, the Company expensed $120,000 to this consultant.

The amounts owed have been included in accounts payable and accrued expenses – related parties.

Director Independence

Our Board of Directors consists of two people. The Board has determined that Gerald Hannahs is an “independent director” within the meaning of the Nasdaq Listing Rules. Peter Pelullo, who is a member of the Board of Directors and also our Chief Executive Officer is not independent within the meaning of the NASDAQ Listing Rules. Our common stock is not listed on Nasdaq, however, we have chosen Nasdaq’s independence rules solely for purposes of this disclosure in accordance with the applicable rules of the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Morison Cogen LLP, for the audit of our annual financial statements for the years ended December 31, 2023 and 2022 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2023 and 2022 were $82,498 and $78,552, respectively.

Audit-Related Fees

Fees billed for the years ended December 31, 2023 and 2022 for assurance and related services rendered by Morison Cogen LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0.

Tax Fees

During the fiscal years ended December 31, 2023 and 2022, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen LLP.

All Other Fees

During the fiscal years ended December 31, 2023 and 2022, there were no additional fees billed for products and services provided by Morison Cogen LLP other than those set forth above.

All services provided by Morison Cogen LLP are pre-approved by our Board of Directors.

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

43

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

10.29

Amendment to Investor Private Line of Credit dated March 13, 2024 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 19, 2024).

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

101.LAB** XBRL Taxonomy Extension Label Linkbase

101.PRE** XBRL Taxonomy Extension Presentation Linkbase Document

104** Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY.

Not provided.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2024.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Joseph R. Toczydlowski
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	April 1, 2024
Peter S. Pelullo

/s/Joseph R. Toczydlowski	Chief Financial Officer and Principal Accounting Officer	April 1, 2024
Joseph R. Toczydlowski

/s/ Gerald Hannahs	Chairman of the Board, Director	April 1, 2024
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Blue Bell, Pennsylvania

April 1, 2024

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,256,634	$6,005,667
Prepaid expenses	18,322	17,758
Deposits	341	341

TOTAL CURRENT ASSETS	6,275,297	6,023,766

OTHER ASSETS

Patents and trademarks, net of accumulated amortization of $330,179 and $291,255	325,150	352,859
	325,150	352,859

TOTAL ASSETS	$6,600,447	$6,376,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,785,443	$6,861,314
Accounts payable and accrued expenses - related parties	2,059	2,610
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,316,357	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	11,267,790	9,214,850
Common stock to be issued	-	5,350,000

TOTAL CURRENT LIABILITIES	37,990,499	40,363,981

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at December 31, 2023 and 100,350 issued and outstanding at December 31, 2022	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 234,403 shares issued and outstanding at December 31, 2023 and 162,485 issued and outstanding at December 31, 2022	24	17

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 135,848,105 shares issued and outstanding at December 31, 2023 and 124,160,885 shares issued and outstanding at December 31, 2022	13,585	12,416

Additional paid in capital	104,707,296	83,255,319

Accumulated deficit	(136,110,967)	(117,157,414)

Noncontrolling interests	-	(97,704)

STOCKHOLDERS' DEFICIT	(31,390,052)	(33,987,356)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,600,447	$6,376,625

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2023	2022

NET REVENUE	$-	$2,073

OPERATING EXPENSES
Transaction expense	229,672	258,746
Sales and marketing	1,822,444	1,681,040
Product development	2,923,937	2,059,890
General and administrative	10,815,593	11,425,026
Total operating expenses	15,791,646	15,424,702

NET OPERATING LOSS	(15,791,646)	(15,422,629)

OTHER INCOME (EXPENSE)
Interest income	-	1,043
Forgiveness of debt	88,617	92,660
Interest expense	(1,016,548)	(1,015,228)
	(927,931)	(921,525)

NET LOSS	(16,719,577)	(16,344,154)

LESS: Accrued preferred dividends	(2,136,273)	(1,286,651)
Net loss attributable to noncontrolling interests	-	101

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,855,850)	$(17,630,704)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	131,577,880	123,634,367

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2023 and 2022

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2021	102,350	$10	35,879	$4	-	$-	123,441,102	$12,344	$67,740,012	$(99,546,710)	$(77,603)	$(31,871,943)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,221	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	126,606	13	-	-	-	-	11,394,638	-	-	11,394,651
Issuance of common stock to board members and employees	-	-	-	-	-	-	250,000	25	367,475	-	-	367,500
Issuance of common stock to consultants	-	-	-	-	-	-	75,000	8	88,492	-	-	88,500
Exercise of options	-	-	-	-	-	-	145,000	14	130,486	-	-	130,500
Exercise of options, cashless	-	-	-	-	-	-	27,562	3	(3)	-	-	-
Fair value of options for services	-	-	-	-	-	-	-	-	3,534,241	-	-	3,534,241
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(1,266,651)	(20,000)	(1,286,651)
Net loss	-	-	-	-	-	-	-	-	-	(16,344,053)	(101)	(16,344,154)

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	71,918	7	-	-	-	-	6,472,342	-	-	6,472,349
Issuance of common stock to board members and employees	-	-	-	-	-	-	8,775,000	878	10,189,023	-	-	10,189,901
Issuance of common stock to consultants	-	-	-	-	-	-	250,000	25	312,475	-	-	312,500
Exercise of options	-	-	-	-	-	-	2,440,000	244	986,406	-	-	986,650
Fair value of options for services	-	-	-	-	-	-	-	-	3,491,753	-	-	3,491,753
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(2,136,272)	-	(2,136,272)
Elimination of noncontrolling interests upon dissolution	-	-	-	-	-	-	-	-	-	(97,704)	97,704	-
Net loss	-	-	-	-	-	-	-	-	-	(16,719,577)	-	(16,719,577)

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$-	$(31,390,052)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,719,577)	$(16,344,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	10,502,401	456,000
Fair value of options issued in exchange for services	3,491,753	3,534,241
Depreciation and amortization	38,924	37,993
Forgiveness of debt	(88,617)	(92,660)
(Increase) decrease in assets
Prepaid expenses	(564)	90,373
Increase (decrease) in liabilities
Accounts payable and accrued expenses	929,412	845,955
Accounts payable and accrued expenses - related parties	(551)	(138,912)
Common stock to be issued	(5,350,000)	5,350,000

Net cash used in operating activities	(7,196,817)	(6,261,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(11,215)	(11,451)
Net cash used in investing activities	(11,215)	(11,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	986,650	130,500
Proceeds from sale of Series B Preferred stock	6,472,349	11,394,651
Proceeds from 4% secured notes payable - stockholders	-	200,000

Net cash provided by financing activities	7,458,999	11,725,151

NET INCREASE IN CASH AND CASH EQUIVALENTS	250,967	5,452,536

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,005,667	553,131

CASH AND CASH EQUIVALENTS - END OF YEAR	$6,256,634	$6,005,667

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$2,136,272	$1,286,651

Conversion of Series A Preferred stock to common stock	$22	$22

Cashless exercise of options into common stock	$-	$3

Elimination of noncontrolling interests upon dissolution	$97,704	$-

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

REGO Payment Architectures, Inc. (“REGO”) was incorporated in the state of Delaware on February 11, 2008.

REGO Payment Architectures, Inc. and its subsidiaries (collectively, except where the context requires, the “Company”) is a provider of consumer software that delivers a mobile payment platform solution—Mazoola®- a family focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform (the “Platform”) to enable minors, particularly under 13 years old, to purchase goods and services, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining Children’s Online Privacy Protection Act (“COPPA”) and General Data Protection Regulation (“GDPR”) compliant.

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

ZOOM Solutions, Inc. (“ZS”)

ZS (formerly Zoom Payment Solutions, Inc.) was incorporated in the state of Delaware on February 16, 2018 as a subsidiary of REGO Payment Architectures, Inc. REGO owned 100% of the common stock of ZS.  ZS was the holding company for various subsidiaries that would utilize REGO’s payment platform to address emerging markets.

There were minimal operations at ZS during the years 2023 and 2022. ZS was legally dissolved on November 13, 2023.

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

Revenue for the years ended December 31, 2023 and 2022 was $0 and $2,073. Revenues were derived from the operation of the Platform.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2020 through 2023 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $5,833 and $0 for the years ended December 31, 2023 and 2022. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Product development costs were $2,923,937 and $2,059,890 for the years ended December 31, 2023 and 2022.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss for each of the years ended December 31, 2023 and 2022, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than incurred losses for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s financial statements, but did change how the allowance for credit losses is determined.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of December 31, 2023 there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

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

As of April 1, 2024, the Company has a cash position of approximately $4.3 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2024.

NOTE 3 - PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years.  At December 31, 2023 and 2022, capitalized patent and trademark costs, net of accumulated amortization, were $325,150 and $352,859.  Amortization expense for patents and trademarks was $38,924 and $37,992 for the years ended December 31, 2023 and 2022.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2023 and 2022, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $1,328 and $1,703 in unpaid salary.

As of December 31, 2023 and 2022, the Company owed the Chief Financial Officer $731 and $907 in unpaid salary.

NOTE 5 – LOANS PAYABLE

The balance of the loans payable as of December 31, 2023 and 2022 was $42,600. Interest accrued on the loans at 6% and 10% was $9,731 and $6,768 as of December 31, 2023 and 2022.  Interest expense related to these loans payable was $2,962 for the years ended December 31, 2023 and 2022.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders.  On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders.  The maturity dates of the Notes have been extended most recently from October 31, 2023 to June 30, 2024, with the consent of the Note holders.

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

The Notes are recorded as a current liability, in the amount of $3,316,357 as of December 31, 2023 and 2022.  Interest accrued on the notes was $2,842,873 and $2,511,238 as of December 31, 2023 and 2022.  Interest expense related to these notes payable was $331,635 and $331,636 for the years ended December 31, 2023 and 2022.

NOTE 7 – NOTES PAYABLE - STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

The notes payable are recorded as a current liability as of December 31, 2023 and 2022 in the amount of $595,000.  Interest accrued on the notes as of December 31, 2023 and 2022 was $361,026 and $278,326.  Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $82,700 and $82,700 for the years ended December 31, 2023 and 2022.

NOTE 8 – 4.0% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

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

During the years ended December 31, 2023 and 2022, the Company issued $0 and $200,000 aggregate principal amount of its New Secured Notes to certain investors.

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of December 31, 2023 and 2022.  Interest accrued on the New Secured Notes was $2,749,699 and $2,150,449 as of December 31, 2023 and 2022.  Interest expense, including accretion of discounts related to these notes payable was $599,250 and $597,929 for the years ended December 31, 2023 and 2022.

NOTE 9 - INCOME TAXES

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

At December 31, 2023, the Company has a net operating loss (“NOL”) that approximates $109 million.  Consequently, the Company may have NOL carryforwards available for federal income tax purposes, which would begin to expire in 2028.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

The income tax (benefit) provision consists of the following:

	December 31,
	2023	2022
Current	$(5,533,000)	$(2,155,000)
Deferred	706,000	(2,567,000)
Change in valuation allowance	4,827,000	4,722,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2023		December 31, 2022
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(3,511,000)	(21)	$(3,432,000)	(21)
State tax, net of federal tax effect	(1,316,000)	(8)	(1,290,000)	(8)
Non-deductible share-based compensation	-	-	-	-
Change in valuation allowance	4,827,000	29	4,722,000	29

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2023 and 2022 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2023	2022

Deferred tax asset for NOL carryforwards	$(32,218,000)	$(26,685,000)
Deferred tax asset for stock based compensation	(5,555,000)	(6,261,000)
Valuation allowance	37,773,000	32,946,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2023, the Company had no unrecognized tax benefits and no charge during 2023, and accordingly, the Company did not recognize any interest or penalties during 2023 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2023.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2020 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 10 – CONVERTIBLE PREFERRED STOCK

REGO Payment Architectures, Inc. Series A Preferred Stock

The Series A Preferred Stock has a preference in liquidation equal to two times the Original Issue Price, or $19,670,000, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series A Preferred Stock can be converted.  The Series A Preferred Stock also contains customary approval rights with respect to certain matters.  The Series A Preferred Stock accrues dividends at the rate of 8% per annum, or $8.00 per Series A Preferred share.

The conversion price of Series A Preferred Stock is currently $0.90 per share. The Series A Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of Rego’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

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

During the years ended December 31, 2023 and 2022, certain holders of the Series A Preferred Stock converted 2,000 and 2,000 shares of the Series A Preferred Stock into 222,222 and 222,222 shares of the Company’s common stock. The Company reversed the cumulative accrued dividends associated with the shares upon conversion in the amount of $140,289 and $131,266, respectively.

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $42,192,540 as of December 31, 2023, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $7.20 per Series B Preferred share.

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

During the years ended December 31, 2023 and 2022, the Company sold 71,918 and 126,606 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $6,472,349 and $11,394,651.

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of December 31, 2023, none of the Series C Preferred Stock shares were issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2023, the value of the cumulative 8% dividends for all REGO preferred stock was $11,267,790. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

ZS Series A Preferred Stock

In November 2018, ZS pursuant to a Securities Purchase Agreement (the “ZS Series A Purchase Agreement”), issued in a private placement to an accredited investor, 83,334 units at an original issue price of $3 per unit (the “ZS Original Series A Issue Price”), which includes one share of ZS’ Series A Cumulative Convertible Preferred Stock (the “ZS Series A Preferred Stock”) and one warrant to purchase one share of ZS’ common stock with an exercise price of $3.00 per share expiring in three years (the “Series A Warrants”). ZS raised $250,000 with respect to this transaction. The Series A Warrants have all expired as of December 31, 2023. Dividends on the ZS Series A Preferred Stock accrued at a rate of 8% per annum and were cumulative.  The ZS Series A Preferred Stock had a preference in liquidation equal to two times the ZS Original Series A Issue Price to be paid out of assets available for distribution prior to holders of ZS common stock and thereafter participates with the holders of ZS common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the ZS Original Series A Issue Price. The ZS Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of ZS common stock into which the shares of ZS Series A Preferred Stock can be converted.

The conversion feature of the ZS Series A Preferred Stock is an embedded derivative, which is classified as equity in accordance with FASB ASC 815 and was valued in accordance with FASB ASC 470 as a beneficial conversion feature at a fair market value of $193,377 at the date of issuance. However, in accordance with FASB ASC 470, the value of the beneficial conversion feature is limited to the value of the ZS Series A Preferred Stock of $139,959 at the date of issuance. This was classified as an embedded derivative and a discount to the ZS Series A Preferred Stock.  Since the ZS Series A Preferred Stock could be converted at any time, the full amount of the discount was accreted and reflected as a deemed distribution.

The warrants associated with the ZS Series A Preferred Stock were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore, it is not necessary to bifurcate the warrants from the ZS Series A Preferred Stock.

As of December 31, 2023, the value of the cumulative 8% dividends for all ZS preferred stock was $0. ZS was legally dissolved on November 13, 2023. Accrued dividends of $83,333 were recognized as Forgiveness of Debt upon dissolution.

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

The following table details the approximate fair value measurements within the fair value hierarchy of the Company’s derivative liabilities using Level 2 inputs:

Total
Balance at December 31, 2020	$10,987,578

Change in fair value of derivative liability	$(10,987,578)

Balance at December 31, 2021	$-

Change in fair value of derivative liability	$-

Balance at December 31, 2022	$-

Change in fair value of derivative liability	$-

Balance at December 31, 2023	$-

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On May 7, 2023, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 1,675,000 shares of common stock of the Company at exercise prices ranging from $0.26 to $1.04 per share. These options were scheduled to expire in May and June 2023 and were each extended to December 31, 2025. The increase in fair value of this term extension was $1,490,743 which was expensed during the twelve months ended December 31, 2023. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 91.7%, risk free interest rate of 3.92%, and expected option life of 2.66 years.

On December 27, 2023 the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 125,000 shares of common stock of the Company at an exercise price of $0.90 per share. These options were scheduled to expire on January 1, 2024 and were each extended to December 31, 2025. The increase in fair value of this term extension was $91,011 which was expensed during the twelve months ended December 31, 2023. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 64.4%, risk free interest rate of 4.20%, and expected option life of 2.00 years.

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

On September 22, 2022 the Company engaged an investment banking firm to explore a prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. This contingency has not yet been met. The Company and this investment banking firm mutually agreed to terminate this agreement on February 22, 2024. A new investment banking firm was simultaneously engaged on that date.

During the year ended December 31, 2023, options to purchase 2,440,000 shares of the Company’s common stock were exercised at prices ranging from $0.26 to $1.15 per share. The total proceeds received were $986,650.

On April 11, 2023 the Company granted 250,000 shares of the Company’s common stock to a former corporate officer in exchange for 650,000 options granted to him under the 2013 Plan at an exercise price of $0.2595 per share. The value of the options exchanged was higher than the value of the shares being issued. The Company expensed $312,501, the fair value of the Common Stock issued, in April 2023.

During the three months ended June 30, 2023, the Company awarded corporate officers and directors 8,575,000 shares of the Company’s common stock with an aggregate fair value of $9,941,900 as performance-based bonuses. The aggregate fair value of these shares was expensed immediately.

On July 14, 2023, the Company granted the Chief Executive Officer, who is also a Board Member, 200,000 shares of the Company’s common stock with an aggregate fair value of $248,000 as a performance-based bonus award pursuant to the raising of capital. The aggregate fair value of the shares was expensed immediately.

NOTE 13 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2023, under the 2008 Plan, options to purchase 200,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company is authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of December 31, 2023, under the 2013 Plan grants of restricted stock and options to purchase 1,237,500 shares are unvested or unexercised, and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2023 and 2022:

	2023	2022

Risk Free Interest Rate	4.2%	2.2%
Expected Volatility	80.0%	107.0%
Expected Life (in years)	2.7	2.7
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.71	$0.62

The following table summarizes the activities for REGO stock options for the years ended December 31, 2023 and 2022:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	11,317,500	$0.57	2.1	$2,145

Granted	5,802,125	1.02	2.0	1,490
Exercised	(207,500)	0.90	-	-
Expired/Cancelled	(850,000)	0.90	-	-

Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Granted	2,497,875	1.29	2.7	1,774
Exercised	(2,440,000)	0.40	-	-
Expired/Cancelled	(1,800,000)	0.53	-	-

Balance, December 31, 2023	14,320,000	$0.90	1.5	$8,416

Exercisable at December 31, 2023	14,320,000	$0.90	1.5	$8,416

Exercisable at December 31, 2023 and expected to vest thereafter	14,320,000	$0.90	1.5	$8,416

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.48 and $1.25 for Company’s common stock on December 31, 2023 and 2022.

During the years ended December 31, 2023 and 2022, the weighted average fair value per share of stock options granted during the year was $0.71 and $0.62.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement. For the years ended December 31, 2023 and 2022, the Company expensed $3,491,753 and $3,534,241 relative to the fair value of stock options granted.

As of December 31, 2023, there was $22,281 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2023 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

The following table summarizes the activities for the REGO’s warrants for the years ended December 31, 2023 and 2022:

Weighted-
Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,500,000	$0.90	0.5	$-

Expired	(1,500,000)	0.90	-	-

Balance, December 31, 2022	-	$-	-	$-

Balance, December 31, 2023	-	$-	-	$-

Exercisable at December 31, 2023	-	$-	-	$-

Exercisable at December 31, 2023 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing stock price of $1.48 and $1.25 for REGO’s common stock on December 31, 2023 and 2022.

All warrants were vested on the date of grant and there were no outstanding warrants as of December 31, 2023 and 2022.

The following table summarizes the activities for ZS’s stock options for the years ended December 31, 2023 and 2022:

Options Outstanding
Weighted -
Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2021	1,600,000	$5.00	-	$-

Balance, December 31, 2022	1,600,000	$5.00	-	$-

Cancelled (2)	(1,600,000)	$5.00	-	$-

Balance, December 31, 2023	-	$-	-	$-

Exercisable at December 31, 2023	-	$-	-	$-

Exercisable at December 31, 2023 and expected to vest thereafter	-	$-	-	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the value of $4.00 for ZS’s common stock on December 31, 2022.

(2)	Zoom Solutions, Inc. was dissolved on November 13, 2023.

For the years ended December 31, 2023 and 2022, ZS expensed $0 relative to the fair value of stock options granted.

As of December 31, 2023, there was $0 of unrecognized compensation cost related to outstanding ZS stock options.

NOTE 14 – NONCONTROLLING INTERESTS

Losses incurred by the noncontrolling interests for the years ended December 31, 2023 and 2022 were $0 and $101.

NOTE 15 - OPERATING LEASES

For the years ended December 31, 2023 and 2022, total rent expense under leases amounted to ($8,775) and $4,844. Rent expense for 2023 had a $4,185 charge attributed to the rental of equipment for a marketing event in October 2023 which was not incurred in 2022. However, this equipment rental expense in 2023 was offset by the write-off of $18,020 accrued office rental expense from a prior period. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of December 31, 2023.

NOTE 16 – RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner.  The Company had also previously entered into a consulting agreement with a Company owned by the Chief Executive Officer at a cost of $15,000 per month. The consulting agreement was terminated upon the execution of the Chief Executive Officer’s employment agreement. As of December 31, 2023 and 2022, the Company owed the Chief Executive Officer $1,328 and $1,703 relative to the employment agreement. As of December 31, 2023 and 2022, the Company owed the consulting company $0.

The Company entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses, which was increased to $10,000 per month on January 1, 2021.  As of December 31, 2023 and 2022, the Company owed the consultant $0 and $0. For the years ended December 31, 2023 and 2022, the Company has expensed $120,000 and $120,000 to this consultant.

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

On September 22, 2022 the following bonus issuances of common shares were earned pursuant to the Successful Corporate Actions Awards equity bonus program (Engagement of an Investment Banker or the sale of the Company): Chairman: 1,000,000 shares; Chief Executive Officer: 1,500,000 shares; Chief Technology Officer: 200,000 shares; and Chief Financial Officer: 150,000 shares. The shares were distributed in the second quarter of 2023.

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

On October 24, 2023 the following cash bonuses were paid pursuant to the successful integration with a channel provider enabling distribution of the Platform into 450+ banks and credit unions: Chairman: $35,000; and Chief Executive Officer: $35,000.

NOTE 17 – COMMON STOCK TO BE ISSUED

On September 22, 2022 the Company engaged an investment banker for advisory services to explore a prospective sale of the Company. The successful engagement of this investment banker resulted in an incentive award of 2,850,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,705,000, the fair value of the common stock to be issued, for the year ended December 31, 2022. These shares were issued in 2023 and the fair value of the common stock was reclassed to additional paid in capital.

On October 5, 2022 the Company secured additional investment in its Series B Preferred Stock to satisfy completion of the $20MM Preferred B Raise – Successful Corporate Action Award. This resulted in an incentive award of 2,150,000 shares of common stock due to certain executives and board of director members. The Company accrued compensation expense of $2,645,000 the fair value of the common stock to be issued, for the year ended December 31, 2022. These shares were issued in 2023 and the fair value of the common stock was reclassed to additional paid in capital.

NOTE 18 – INVESTOR PRIVATE LINE OF CREDIT

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with an existing shareholder of the Company (the “Lender”). Pursuant to this agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full:(i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. As of December 31, 2023 the outstanding balance on this LOC is $0.

On March 13, 2024, this LOC Agreement was extended for one year to March 13, 2025 (See Note 19).

NOTE 19 – SUBSEQUENT EVENTS

On January 1, 2024 a 10% Secured Convertible Noteholder converted a Note consisting of $280,120 plus accrued interest of $205,773 into 5,399 shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share. The Company reversed the $205,733 cumulative accrued interest associated with the Note upon conversion.

On February 22, 2024 the Company and Raymond James & Associates, Inc. mutually agreed to terminate their agreement.

On February 22, 2024 the Company engaged merchant bank Wind River Capital, LLC in a consultative capacity to advise on capital funding and strategic initiatives.

On March 1, 2024, the Chief Executive Officer and the Chief Financial Officer each received cash bonuses of $30,000 for a total of $60,000 in aggregate.

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “Amendment”) with an existing shareholder of the Company (the “Lender”) (See Note 18). The Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement (the “Existing Agreement”) with the Lender by one year, from March 13, 2024 to March 13, 2025.

