Form 10-Q
period 2024-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2024-05-15
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 135,848,105 shares of common stock outstanding at May 15, 2024.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,430,860	$6,256,634
Prepaid expenses	18,165	18,322
Deposits	341	341

TOTAL CURRENT ASSETS	4,449,366	6,275,297

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $340,012 and $330,179	315,316	325,150
	315,316	325,150

TOTAL ASSETS	$4,764,682	$6,600,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$7,910,551	$7,785,443
Accounts payable and accrued expenses - related parties	12,354	2,059
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,036,237	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	11,897,929	11,267,790

TOTAL CURRENT LIABILITIES	38,475,921	37,990,499

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at March 31, 2024 and December 31, 2023	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 239,802 shares issued and outstanding at March 31, 2024 and 234,403 issued and outstanding at December 31, 2023	25	24

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 135,848,105 shares issued and outstanding at March 31, 2024 and December 31, 2023	13,585	13,585

Additional paid in capital	105,307,711	104,707,296

Accumulated deficit	(139,032,570)	(136,110,967)

STOCKHOLDERS' DEFICIT	(33,711,239)	(31,390,052)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,764,682	$6,600,447

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

NET REVENUE	$-	$-

OPERATING EXPENSES
Transaction expense	113,201	56,284
Sales and marketing	222,223	353,980
Product development	996,341	686,748
General and administrative	712,623	4,058,045
Total operating expenses	2,044,388	5,155,057

NET OPERATING LOSS	(2,044,388)	(5,155,057)

OTHER EXPENSE
Interest expense	(247,075)	(253,844)
	(247,075)	(253,844)

NET LOSS	(2,291,463)	(5,408,901)

LESS: Accrued preferred dividends	(630,140)	(266,864)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,921,603)	$(5,675,765)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	135,848,105	129,842,884

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and March 31, 2023

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$-	$(31,390,052)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	-	485,894
Fair value of options for services	-	-	-	-	-	-	-	-	114,522	-	-	114,522
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(630,140)	-	(630,140)
Net loss	-	-	-	-	-	-	-	-	-	(2,291,463)	-	(2,291,463)

Balance, March 31, 2024	98,350	$10	239,802	$25	-	$-	135,848,105	$13,585	$105,307,711	$(139,032,570)	$-	$(33,711,239)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred stock	-	-	8,444	-	-	-	-	-	759,999	-	-	759,999
Issuance of common stock to board members and employees	-	-	-	-	-	-	7,200,000	720	8,278,430	-	-	8,279,150
Exercise of options	-	-	-	-	-	-	80,000	8	79,592	-	-	79,600
Fair value of options for services	-	-	-	-	-	-	-	-	504,862	-	-	504,862
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(261,966)	(4,898)	(266,864)
Net loss	-	-	-	-	-	-	-	-	-	(5,408,901)	-	(5,408,901)

Balance, March 31, 2023	98,350	$10	170,929	$17	-	$-	131,663,105	$13,166	$92,878,180	$(122,828,281)	$(102,602)	$(30,039,510)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,291,463)	$(5,408,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	-	8,279,150
Fair value of options issued in exchange for services	114,522	504,861
Depreciation and amortization	9,834	9,605
Decrease in assets
Prepaid expenses	157	244
Increase (decrease) in liabilities
Accounts payable and accrued expenses	330,881	330,811
Accounts payable and accrued expenses - related parties	10,295	8,352
Common stock to be issued	-	(5,350,000)

Net cash used in operating activities	(1,825,774)	(1,625,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	79,600
Proceeds from sale of Series B Preferred Stock	-	759,999

Net cash provided by financing activities	-	839,599

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,825,774)	(786,279)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,256,634	6,005,667

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,430,860	$5,219,388

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$630,140	$266,864

Conversion of Series A Preferred stock to common stock	$-	$22

Conversion of 10% secured convertible note payable and accrued interest into 5,399 shares of Series B Preferred Stock	$485,893	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2023 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops similar technology to compete with the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 2 – MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and experienced negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of May 15, 2024, the Company has a cash position of approximately $3.7 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2024.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $7,970 and $1,328 in unpaid salary.

As of March 31, 2024 and December 31, 2023, the Company owed the Chief Financial Officer a total of $4,384 and $731 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of March 31, 2024 and December 31, 2023 were $42,600. Interest accrued on the loans at 6% and 10% was $10,469 and $9,731 as of March 31, 2024 and December 31, 2023. Interest expense related to these loans payable was $739 and $730 for the three months ended March 31, 2024 and 2023.

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

The Notes are recorded as a current liability as of March 31, 2024 and December 31, 2023 in the amount of $3,036,237 and $3,316,357. Interest accrued on the Notes was $2,713,006 and $2,842,873 as of March 31, 2024 and December 31, 2023. Interest expense related to these Notes payable was $75,906 and $82,909 for the three months ended March 31, 2024 and 2023.

During the three months ended March 31, 2024, a 10% Secured Convertible Noteholder converted $280,120 of principal plus $205,773 of accrued interest into 5,399 shares of Series B Preferred Stock.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of March 31, 2024 and December 31, 2023 in the amount of $595,000. Interest accrued on the notes as of March 31, 2024 and December 31, 2023 was $382,383 and $361,026. Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $21,357 and $20,391 for the three months ended March 31, 2024 and 2023.

NOTE 7 – 4% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On August 26, 2016, the Company, pursuant to a Securities Purchase Agreement, issued $600,000 aggregate principal amount of its 4.0% Secured Convertible Promissory Notes due June 30, 2019 (the “New Secured Notes”) to certain accredited investors (“investors”). The Company issued additional New Secured Notes during the years 2016 through 2022.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of March 31, 2024 and December 31, 2023. Interest accrued on the New Secured Notes was $2,899,511 and $2,749,699, as of March 31, 2024 and December 31, 2023. Interest expense, including accretion of discounts related to these New Secured Notes was $149,813 for the three months ended March 31, 2024 and 2023.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2024 and 2023.

As of January 1, 2024, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2024, and there was no accrual for uncertain tax positions as of March 31, 2024. Tax years from 2020 through 2023 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $43,164,360 as of March 31, 2024, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the three months ended March 31, 2024 and 2023, the Company sold 0 and 8,444 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $0 and $759,999.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of March 31, 2024, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2024, the value of the cumulative 8% dividends for all Rego preferred stock was $11,897,929. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 22, 2024, the Company engaged a merchant bank in a consultative capacity to advise on capital funding and strategic initiatives which include the prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. This contingency has not yet been met as of March 31, 2024.

Option Amendments and Adjustments

On January 2, 2024, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 300,000 shares of common stock of the Company at an exercise price of $0.90 per share. These options were scheduled to expire in January 2024 and were each extended to December 31, 2025. The increase in fair value of this term extension was $66,705 which was expensed during the three months ended March 31, 2024. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 62.8%, risk free interest rate of 4.33%, and expected option life of 2.0 years.

On March 29, 2024, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 125,000 shares of common stock of the Company at an exercise price of $1.31 per share. These options were scheduled to expire in April 2024 and were each extended to December 31, 2025. The increase in fair value of this term extension was $17,806 which was expensed during the three months ended March 31, 2024. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 58.7%, risk free interest rate of 4.59%, and expected option life of 2.0 years.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2024, under the 2008 Plan, options to purchase 200,000 shares of common stock remain outstanding and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of March 31, 2024, under the 2013 Plan, grants of restricted stock and options to purchase 1,200,000 shares of common stock remain outstanding and are unexercised and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

The Company also grants stock options outside the option plans on terms determined by the Board.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2024:

Risk Free Interest Rate	4.4%
Expected Volatility	61.6%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.50

During the three months ended March 31, 2024, the Company issued options to purchase 35,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $17,264 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2023	14,320,000	$0.90	1.5	$8,416

Granted	35,000	1.43	1.8	-
Exercised	-	-	-	-
Expired/Cancelled	(647,500)	0.90	-	-

Balance, March 31, 2024	13,707,500	$0.90	1.4	$3,383

Exercisable at March 31, 2024 and expected to vest thereafter	13,707,500	$0.90	1.4	$3,383

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $1.06 for Rego’s common stock on March 31, 2024.

REGO expensed $114,522 and $504,862 for the three months ended March 31, 2024 and 2023 with respect to stock options.

As of March 31, 2024, there was $9,895 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2024 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 12 – OPERATING LEASES

For the three months ended March 31, 2024 and 2023, total rent expense under leases amounted to $1,339 and $1,231. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2024.

NOTE 13 – RELATED PARTY TRANSACTIONS

On March 1, 2024, the Chief Executive Officer and the Chief Financial Officer each received cash bonuses of $30,000 for a total of $60,000 in aggregate.

NOTE 14 - INVESTOR PRIVATE LINE OF CREDIT

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

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement with the Lender by one year, from March 13, 2024 to March 13, 2025.

As of March 31, 2024 the outstanding balance on this LOC is $0.

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2024 the Chief Executive Officer executed a new Employment Agreement with the Company for a term of two years.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following discussion analyzes our results of operations for the three months ended March 31, 2024 and 2023. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2024 and 2023, we generated revenues of $0 and $0.

Net Loss

For the three months ended March 31, 2024 and 2023, we had a net loss of $2,291,463 and $5,408,901.

Transaction Expense

Transaction expense for the three months ended March 31, 2024 was $113,201 compared to $56,284 for the three months ended March 31, 2023. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2024 were $222,223 compared to $353,980 for the three months ended March 31, 2023, a decrease of $131,757. The decrease was due to lower marketing consulting expenditures for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Product Development

Product development expenses were $996,341 and $686,748 for the three months ended March 31, 2024 and 2023, an increase of $309,593. The Company incurred increased programming, consulting, and payroll costs for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. These increased costs were related to the integration of the Platform for potential white label channel partners.

General and Administrative Expenses

General and administrative expenses decreased $3,345,422 to $712,623 for the three months ended March 31, 2024 from $4,058,045 for the three months ended March 31, 2023. The Company expensed approximately $2,900,000 during the three months ended March 31, 2023 for stock grants to officers and directors. This did not occur during the three months ended March 31, 2024. There was also a $310,000 decrease in options issued to consultants along with a $135,000 decrease in expenditures for financial advisors the three months ended March 31, 2024 when compared to the three months ended March 31, 2023.

Interest Expense

During the three months ended March 31, 2024, the Company incurred interest expense of $247,075 compared to $253,844 for the three months ended March 31, 2023, a decrease of $6,769. The decrease in interest expense relates to decreased levels of outstanding debt.

Dividend Accrual

Accrued preferred dividend expense increased by $363,276 to $630,140 for the three months ended March 31, 2024 compared to $266,864 for the three months ended March 31, 2023. The expense increased as a result of the additional Series B Preferred Stock sold since March 31, 2023.

Liquidity and Capital Resources

As of May 15, 2024 we had cash on hand of approximately $3.7 million.

Net cash used in operating activities increased $199,896 to $1,825,774 for the three months ended March 31, 2024 as compared to $1,625,878 for the three months ended March 31, 2023. The increase resulted primarily from the change in the fair value of options issued in exchange for services compared to that of the same period in the prior year.

Net cash provided by financing activities decreased to $0 for the three months ended March 31, 2024 from $839,599 for the three months ended March 31, 2023. Proceeds from the sale of Series B Preferred Stock and the exercise of options decreased when compared to the prior year.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement (the “LOC”) with an existing shareholder of the Company. On March 13, 2024, the Company entered into an Amendment to the LOC (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing LOC with the Lender by one year, from March 13, 2024 to March 13, 2025. As of March 31, 2024 the outstanding balance on this LOC is $0.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the third quarter of 2024. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

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

Off-Balance Sheet Arrangements

As of March 31, 2024, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2023. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2024 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On April 1, 2024, the Company entered into a new Employment Agreement with Peter S. Pelullo, its President and Chief Executive Officer. The Employment Agreement has an initial term of two years and shall be automatically renewed for additional one-year periods unless either party provides at least 60 days prior notice of non-renewal. Notwithstanding the agreement term, Mr. Pelullo is employed on an at will basis with an annual salary of $375,000 during the first year of the agreement term and $400,000 in the second year of the agreement term, subject to further increase at the discretion of the Board. He is also eligible to receive an annual bonus. If Mr. Pelullo’s employment is terminated prior to the end of the initial two-year term, he shall be entitled to receive any remaining unpaid base salary amount for such two-year term and medical and dental coverage pursuant to the Company’s benefit programs for one year after separation.

The Employment Agreement also provides for (i) the grant of 1,750,000 shares of Company common stock upon a change of control of more than 50% of the Company’s common stock (a “Change in Control”), vesting immediately upon issuance or (ii) upon the termination of Mr. Pelullo’s employment prior to a Change in Control, the grant of 1,750,000 shares of Company common stock upon such termination, vesting immediately upon issuance.

Mr. Pelullo is also entitled to receive medical and other benefits applicable to senior officers of the Company, including four weeks of annual vacation.

The new Employment Agreement supersedes Mr. Pelullo’s prior employment agreement entered into on August 13, 2020.

ITEM 6. EXHIBITS

10.1*	Employment Agreement dated April 1, 2024 between the Company and Peter S. Pelullo

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGO PAYMENT ARCHITECTURES, INC.

	By:	/s/ Joseph R. Toczydlowski
Joseph R. Toczydlowski
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)
Date: May 15, 2024

