Form 10-Q
period 2024-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2024-11-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,148,105 shares of common stock outstanding at November 14, 2024.

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

3

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,475,158	$6,256,634
Prepaid expenses	50,000	18,322
Deposits	341	341

TOTAL CURRENT ASSETS	4,525,499	6,275,297

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $359,698 and $330,179	296,749	325,150
	296,749	325,150

TOTAL ASSETS	$4,822,248	$6,600,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,216,009	$7,785,443
Accounts payable and accrued expenses - related parties	15,212	2,059
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,036,237	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	13,268,823	11,267,790

TOTAL CURRENT LIABILITIES	40,155,131	37,990,499

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at September 30, 2024 and December 31, 2023	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 281,169 shares issued and outstanding at September 30, 2024 and 234,403 shares issued and outstanding at December 31, 2023	29	24

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,148,105 shares issued and outstanding at September 30, 2024 and 135,848,105 shares issued and outstanding at December 31, 2023	13,615	13,585

Additional paid in capital	109,874,596	104,707,296

Accumulated deficit	(145,221,133)	(136,110,967)

STOCKHOLDERS' DEFICIT	(35,332,883)	(31,390,052)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,822,248	$6,600,447

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

NET REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Transaction expense	86,955	56,581	287,288	171,543
Sales and marketing	116,605	468,115	526,065	1,475,458
Product development	912,706	758,614	2,592,996	2,051,020
General and administrative	810,411	905,699	2,961,321	9,534,184
Total operating expenses	1,926,677	2,189,009	6,367,670	13,232,205

NET OPERATING LOSS	(1,926,677)	(2,189,009)	(6,367,670)	(13,232,205)

OTHER EXPENSE
Interest expense	(247,310)	(254,313)	(741,461)	(762,235)
	(247,310)	(254,313)	(741,461)	(762,235)

NET LOSS	(2,173,987)	(2,443,322)	(7,109,131)	(13,994,440)

LESS: Accrued preferred dividends	(704,599)	(653,656)	(2,001,033)	(1,565,584)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,878,586)	$(3,096,978)	$(9,110,164)	$(15,560,024)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.12)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,148,105	135,532,720	135,998,654	130,193,896

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and September 30, 2023

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$-	$(31,390,052)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	-	485,894
Fair value of options for services	-	-	-	-	-	-	-	-	114,522	-	-	114,522
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(630,140)	-	(630,140)
Net loss	-	-	-	-	-	-	-	-	-	(2,291,463)	-	(2,291,463)

Balance, March 31, 2024	98,350	$10	239,802	$25	-	$-	135,848,105	$13,585	$105,307,711	$(139,032,570)	$-	$(33,711,239)

Sale of Series B Preferred Stock	-	-	41,367	4	-	-	-	-	3,723,016	-	-	3,723,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	300,000	30	307,470	-	-	307,500
Fair value of options for services	-	-	-	-	-	-	-	-	395,063	-	-	395,063
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(666,296)	-	(666,296)
Net loss	-	-	-	-	-	-	-	-	-	(2,643,681)	-	(2,643,681)

Balance, June 30, 2024	98,350	$10	281,169	$29	-	$-	136,148,105	$13,615	$109,733,260	$(142,342,547)	$-	$(32,595,633)

Fair value of options for services	-	-	-	-	-	-	-	-	141,336	-	-	141,336
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,599)	-	(704,599)
Net loss	-	-	-	-	-	-	-	-	-	(2,173,987)	-	(2,173,987)

Balance, September 30, 2024	98,350	$10	281,169	$29	-	$-	136,148,105	$13,615	$109,874,596	$(145,221,133)	$-	$(35,332,883)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred Stock	-	-	8,444	-	-	-	-	-	759,999	-	-	759,999
Issuance of common stock to board members and employees	-	-	-	-	-	-	7,200,000	720	8,278,430	-	-	8,279,150
Exercise of options	-	-	-	-	-	-	80,000	8	79,592	-	-	79,600
Fair value of options for services	-	-	-	-	-	-	-	-	504,862	-	-	504,862
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(261,966)	(4,898)	(266,864)
Net loss	-	-	-	-	-	-	-	-	-	(5,408,901)	-	(5,408,901)

Balance, March 31, 2023	98,350	$10	170,929	$17	-	$-	131,663,105	$13,166	$92,878,180	$(122,828,281)	$(102,602)	$(30,039,510)

Sale of Series B Preferred Stock	-	-	56,585	6	-	-	-	-	5,092,494	-	-	5,092,500
Issuance of common stock to board members and employees	-	-	-	-	-	-	1,375,000	138	1,662,613	-	-	1,662,751
Issuance of common stock to consultants	-	-	-	-	-	-	250,000	25	312,475	-	-	312,500
Exercise of options	-	-	-	-	-	-	1,960,000	196	546,854	-	-	547,050
Fair value of options for services	-	-	-	-	-	-	-	-	1,907,746	-	-	1,907,746
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(640,063)	(5,000)	(645,063)
Net loss	-	-	-	-	-	-	-	-	-	(6,142,217)	-	(6,142,217)

Balance, June 30, 2023	98,350	$10	227,514	$23	-	$-	135,248,105	$13,525	$102,400,362	$(129,610,561)	$(107,602)	$(27,304,243)

Sale of Series B Preferred stock	-	-	5,223	1	-	-	-	-	469,899	-	-	469,900
Issuance of common stock to board members and employees	-	-	-	-	-	-	200,000	20	247,980	-	-	248,000
Exercise of options	-	-	-	-	-	-	200,000	20	179,980	-	-	180,000
Fair value of options for services	-	-	-	-	-	-	-	-	273,721	-	-	273,721
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(648,656)	(5,000)	(653,656)
Net loss	-	-	-	-	-	-	-	-	-	(2,443,322)	-	(2,443,322)

Balance, September 30, 2023	98,350	$10	232,737	$24	-	$-	135,648,105	$13,565	$103,571,942	$(132,702,539)	$(112,602)	$(29,229,600)

See the accompanying notes to the condensed consolidated financial statements

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,109,131)	$(13,994,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	307,500	10,502,401
Fair value of options issued in exchange for services	650,921	2,686,330
Amortization	29,519	29,090
Decrease (increase) in assets
Prepaid expenses	(31,678)	(653)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	636,337	667,526
Accounts payable and accrued expenses - related parties	13,153	9,744
Common stock to be issued	-	(5,350,000)

Net cash used in operating activities	(5,503,379)	(5,450,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(1,118)	(11,215)
Net cash used in investing activities	(1,118)	(11,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	806,650
Proceeds from sale of Series B Preferred Stock	3,723,021	6,322,399

Net cash provided by financing activities	3,723,021	7,129,049

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,781,476)	1,667,832

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,256,634	6,005,667

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,475,158	$7,673,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$2,001,033	$1,565,583

Conversion of Series A Preferred Stock to common stock	$-	$22

Conversion of 10% secured convertible note payable and accrued interest into 5,399 shares of Series B Preferred Stock	$485,893	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2023 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September 30, 2024, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

As of November 14, 2024, the Company has a cash position of approximately $3.9 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations on a limited basis through April 2025.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2024 and December 31, 2023, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $10,096 and $1,328 in unpaid salary.

As of September 30, 2024 and December 31, 2023, the Company owed the Chief Financial Officer $5,116 and $731 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of September 30, 2024 and December 31, 2023 were $42,600. Interest accrued on the loans at 6% and 10% was $11,955 and $9,731 as of September 30, 2024 and December 31, 2023. Interest expense related to these loans payable was $747 and $2,224 for the three and nine months ended September 30, 2024 and $747 and $2,216 for the three and nine months ended September 30, 2023.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently to December 31, 2024 with consent of the Note holders.

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

The Notes are recorded as a current liability as of September 30, 2024 and December 31, 2023 in the amount of $3,036,237 and $3,316,357. Interest accrued on the Notes was $2,864,818 and $2,842,873 as of September 30, 2024 and December 31, 2023. Interest expense related to these Notes payable was $75,906 and $227,718 for the three and nine months ended September 30, 2024 and $82,909 and $248,727 for the three months and nine months ended September 30, 2023.

During the nine months ended September 30, 2024, a 10% Secured Convertible Noteholder converted $280,120 of principal plus $205,773 of accrued interest into 5,399 shares of Series B Preferred Stock.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of September 30, 2024 and December 31, 2023 in the amount of $595,000. Interest accrued on the notes, as of September 30, 2024 and December 31, 2023 was $424,593 and $361,026. Interest expense, including accretion of discounts, and warrants issued related to these notes payable was $22,330 and $63,567 for the three and nine months ended September 30, 2024 and $20,845 and $61,855 for the three and nine months ended September 30, 2023.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of September 30, 2024 and December 31, 2023. Interest accrued on the New Secured Notes was $3,199,136 as of September 30, 2024 and $2,749,699, as of December 31, 2023. Interest expense, including the accretion of discounts related to these New Secured Notes was $149,813 and $449,437 for the three and nine months ended September 30, 2024 and September 30, 2023.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2024 and 2023.

As of January 1, 2024, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2024, and there was no accrual for uncertain tax positions as of September 30, 2024. Tax years from 2020 through 2023 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $50,610,420 as of September 30, 2024, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the nine months ended September 30, 2024 and 2023, the Company sold 41,367 and 70,252 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $3,723,021 and $6,322,400.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of September 30, 2024, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2024, the value of the cumulative 8% dividends for all Rego preferred stock was $13,268,823. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 22, 2024, the Company engaged a merchant bank in a consultative capacity to advise on capital funding and strategic initiatives which include the prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. This contingency has not yet been met as of September 30, 2024.

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

On September 23, 2024, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 652,125 shares of common stock of the Company at exercise prices ranging from $1.22 to $1.70 per share. These options were scheduled to expire in the fourth quarter of 2024 and were each extended to December 31, 2025. The increase in fair value of this term extension was $90,869 which was expensed during the three months ended September 30, 2024. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 60.8%, risk free interest rate of 3.91%, and expected option life of 1.25 years.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2024, under the 2008 Plan, options to purchase 200,000 shares of common stock remain outstanding and are unexercised, and no shares are available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of September 30, 2024, under the 2013 Plan, grants of restricted stock and options to purchase 1,200,000 shares of common stock remain outstanding and are unexercised, and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the nine months ended September 30, 2024:

Risk Free Interest Rate	4.7%
Expected Volatility	60.9%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.37

During the nine months ended September 30, 2024, the Company issued options to purchase 611,150 shares of the Company’s common stock to various consultants and employees. The options were valued at $245,055 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the nine months ended September 30, 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2023	14,320,000	$0.90	1.5	$8,416

Granted	611,150	1.03	1.7	-
Exercised	-	-	-	-
Expired/Cancelled	(747,500)	0.90	-	-

Balance, September 30, 2024	14,183,650	$0.86	1.1	$3,306

Exercisable at September 30, 2024 and expected to vest thereafter	14,183,650	$0.86	1.1	$3,306

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.05 for the Company’s common stock on September 30, 2024.

REGO expensed $131,497 and $650,921 for the three and nine months ended September 30, 2024 and $273,721 and $2,686,330 for the three and nine months ended September 30, 2023 with respect to stock options.

As of September 30, 2024, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2024 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 12 – OPERATING LEASES

For the three and nine months ended September 30, 2024 total rent expense under short-term leases amounted to $1,315 and $3,970 and for the three and nine months ended September 30, 2023 total rent under short-term leases amounted to $5,017 and $7,500. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2024.

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

As of September 30, 2024 the outstanding balance on this LOC Agreement is $0.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following discussion analyzes our results of operations for the three months ended September 30, 2024 and 2023. The following information should be considered together with our condensed financial statements for such periods and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2024 and 2023, we generated revenues of $0 and $0.

Net Loss

For the three months ended September 30, 2024 and 2023, we had a net loss of $2,173,987 and $2,443,322.

Transaction Expense

Transaction expense for the three months ended September 30, 2024 was $86,955 compared to $56,581 for the three months ended September 30, 2023. These are transactional charges primarily for the operation of the Mazoola® app. The increase is attributed to higher costs associated with a new Platform provider implemented in 2024.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 were $116,605 compared to $468,115 for the three months ended September 30, 2023, a decrease of $351,510. The decrease is attributed to the elimination and replacement of certain marketing consultants with more cost-effective service providers along with lower marketing options expense in 2024 as compared to the three months ended September 30, 2023.

Product Development

Product development expenses were $912,706 and $758,614 for the three months ended September 30, 2024 and 2023, an increase of $154,092. This was primarily a result of increased cyber-security and SOC2 costs incurred in 2024 which were not incurred during the three months ended September 30, 2023. Also, payroll costs increased as a result of a Product Development new hire in September 2024.

General and Administrative Expenses

General and administrative expenses decreased $95,288 to $810,411 for the three months ended September 30, 2024 from $905,699 for the three months ended September 30, 2023. The decrease resulted from lower payroll costs and professional fees which were partially offset by increases to Board and consulting fees for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Interest Expense

During the three months ended September 30, 2024 and September 30, 2023, the Company incurred interest expense of $247,310 and $254,313. No new Notes were issued over the prior twelve-month period. However, interest expense is slightly lower for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 since a 10% Secured Convertible Noteholder converted $280,120 of principal plus $205,773 of accrued interest into 5,399 shares of Series B Preferred Stock on January 1, 2024.

Dividend Accrual

Accrued preferred dividend expense increased by $50,943 to $704,599 for the three months ended September 30, 2024 compared to $653,656 for the three months ended September 30, 2023. The expense increased as a result of the additional Series B Preferred Stock sold since September 30, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following discussion analyzes our results of operations for the nine months ended September 30, 2024 and 2023. The following information should be considered together with our condensed financial statements for such periods and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2024 and 2023, we generated revenues of $0 and $0.

Net Loss

For the nine months ended September 30, 2024 and 2023, we had a net loss of $7,109,131 and $13,994,440.

Transaction Expense

Transaction expense for the nine months ended September 30, 2024 was $287,288 compared to $171,543 for the nine months ended September 30, 2023, an increase of $115,745. These are transactional charges primarily for the operation of the Mazoola® app. The increase is attributed to higher costs associated with a new Platform provider implemented in 2024.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2024 were $526,065 compared to $1,475,458 for the nine months ended September 30, 2023, a decrease of $949,393. The decrease is attributed to the elimination and replacement of certain marketing consultants with more cost-effective service providers along with a decrease in marketing options expense in 2024 as compared to the nine months ended September 30, 2023.

Product Development

Product development expenses were $2,592,996 and $2,051,020 for the nine months ended September 30, 2024 and 2023, an increase of $541,976. The increase is due additional programming costs, cyber-security costs, compliance costs, new product development costs, white label integration costs, and additional payroll expense all associated with the ramp up of integrations with channel providers and new product development. These were new costs incurred during the nine months ended September 30, 2024 and not incurred for the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses decreased $6,572,863 to $2,961,321 for the nine months ended September 30, 2024 from $9,534,184 for the nine months ended September 30, 2023. The Company expensed approximately $3,750,000 for stock grants to officers and directors during the nine months ended September 30, 2023 which did not occur during the nine months ended September 30, 2024. Additionally, a $300,000 increase to consultant fees was offset by a $1,900,000 decrease in consulting options expense, a $600,000 decrease in professional fees, a $500,000 decrease in payroll costs, and a $100,000 decrease in board fees for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023.

Interest Expense

During the nine months ended September 30, 2024, the Company incurred interest expense of $741,461 compared to $762,235 for the nine months ended September 30, 2023, a decrease of $20,774. No new Notes were issued over the prior twelve-month period. However, interest expense is slightly lower for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 since a 10% Secured Convertible Noteholder converted $280,120 of principal plus $205,773 of accrued interest into 5,399 shares of Series B Preferred Stock on January 1, 2024.

Dividend Accrual

Accrued preferred dividend expense increased by $435,449 to $2,001,033 for the nine months ended September 30, 2024 compared to $1,565,584 for the nine months ended September 30, 2023. The expense increased as a result of the additional Series B Preferred Stock sold since September 30, 2023.

Liquidity and Capital Resources

As of November 14, 2024 we had cash on hand of approximately $3.9 million.

Net cash used in operating activities increased $53,377 to $5,503,379 for the nine months ended September 30, 2024 as compared to $5,450,002 for the nine months ended September 30, 2023. The increase resulted primarily from the change in the fair value of options and the fair value of common stock issued in exchange for services offset by an increase in prepaid expenses and a decrease in accounts payable-accrued expenses as compared to that of the same period in the prior year.

Net cash used in investing activities decreased to $1,118 for the nine months ended September 30, 2024 from $11,215 for the nine months ended September 30, 2023 as a result of a decrease in patents and trademarks expense.

Net cash provided by financing activities decreased to $3,723,021 for the nine months ended September 30, 2024 from $7,129,049 for the nine months ended September 30, 2023. Proceeds from the sale of Series B Preferred Stock and the exercise of options decreased when compared to the prior year.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities. On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement with an existing shareholder of the Company. On March 13, 2024, the Company entered into an Amendment to the LOC (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing LOC with the Lender by one year, from March 13, 2024 to March 13, 2025. As of September 30, 2024 the outstanding balance on this LOC is $0.

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

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations on a limited basis beyond April 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2024 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 14, 2024

