Form 10-K
period 2024-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2025-03-31
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $73,227,402 as of June 30, 2024, based on the price at which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 136,248,105 shares of common stock outstanding as of the close of business on March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2024

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included or incorporated by reference in this annual report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.  We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, our limited revenues generated to date, our ability to attract and retain qualified personnel, our dependence on third party developers who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, the ability to successfully complete our strategic alternatives process, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other factors set forth under “Item 1A — Risk Factors” below.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform - Mazoola® - a family-focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

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

In November 2020, California went even further by passing the California Privacy Rights Act (“CPRA”) of 2020. The CPRA is the strongest consumer privacy law ever enacted in the United States and achieves broad general parity with the most comprehensive laws in other jurisdictions including Europe (GDPR), Japan, Israel, New Zealand, and Canada. Protection of children is a key component of the CPRA with significant expansion to enforcement also included. CPRA empowers the Attorney General, California’s 62 different district attorneys, and a new California Privacy Protection Agency (“CPPA”) to enforce it, The CPPA began enforcement on July 1, 2023. In 2023 privacy laws in Colorado, Connecticut, Utah, and Virginia went into effect. In 2024, Montana, Oregon, and Texas also put privacy laws into effect. Additional states such as Delaware, Iowa, Maryland, Minnesota, Nebraska New Hampshire, New Jersey, and Tennessee all have privacy laws scheduled for enactment in 2025.

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

We anticipate that revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested. There would be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

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

The key metrics to the FinTech industry are as follows:

●	The U.S. Fintech market has achieved a $4.10 trillion market size in 2024 and projects a Compound Annual Growth Rate (CAGR) of 11.2% over the next 10 years.

●	In the U.S., the leading FinTech segment is digital payment, which is projected to exceed $3 trillion in 2025 and increasing to approximately $7 trillion by 2029.

●	Mobile POS Payments comprise the largest digital payment sector with a projected total transaction value of approximately $2 trillion in 2025.

●	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.

●	In 2025, the U.S. will account for more than 62% of the global FinTech transaction value.

●	75% of global consumers have used at least one fintech service to pay online or by using a mobile application.

●	78% of U.S. consumers prefer to bank via a mobile app or website.

●	In 2024, 9 out of 10 Americans were using digital payments.

FinTech companies are not restricted to the same degree by regulatory compliance nor antiquated systems with which the established financial services companies contend, although governments at all levels are increasing their interest in the industry.  These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience. In 2024, over three quarters (77%) of the U.S. population used a digital banking service. Additionally, a 2023 study found that 99% of Gen Z and 98% of millennials indicated that they use mobile banking.

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

The global P2P market size was valued at $3 trillion in 2023 and is projected to grow to almost $13 trillion by 2032. In 2023, the largest P2P money transfer service has an estimated transaction volume of $1.5 trillion with 426 million users worldwide.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions saved operational costs in the banking industry of $7.3 billion globally in 2023. In 2025, Robo-advisors are expected to manage $16 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

The global mobile payment market size was valued at approximately $3 trillion in 2023 and is projected to grow to $28 trillion by 2032. Through 2024, mobile payment apps are used by more than 2 billion people globally, growing by millions each year. The number of unique contactless mobile payment users worldwide surpassed 1 billion in 2024.

In 2024, there were approximately 4.3 billion digital wallet users worldwide. This number is projected to reach 5.8 billion by 2029, a 35% increase over the next five years. Global digital wallet spending is expected to surpass $10 trillion in 2025. In 2024, 81% of customers in the US used mobile devices to manage their bank accounts at least once per month.

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

Furthermore, in 2024 the Company expanded its suite of products to address another vulnerable demographic, aging parents. A recent report published by Cornerstone Advisors states that in 2023, Americans over the age of 60 incurred more than $38 billion in losses due to financial exploitation, triple the amount they lost in 2022. Investment scams against the elderly in 2023 exceeded $1 billion for the first time. To that end, the percentage of consumers involved in managing their parents’ financial lives is poised to explode. Surveys indicate that management of parental finances will grow to approximately 40% of the population within the next 10 years. The Cornerstone report estimates parental financial management to be a $1 billion opportunity for financial institutions. The Company’s “Silver Sheild” product is poised to serve this emerging market.

The Company’s Relationship to the Children’s Online Privacy Protection Act

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The new products will meet the requirements imposed by COPPA, including the recent amendments.  The Company has gone further than dealing with the federal rules by mapping all state-by-state statutes and regulations that deviate from the federal laws and thus has a complete inter-state commerce view of the regulations that assure compliance for all participants in the system.

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

Other Consumer Privacy Protection Enforcement

The Federal Trade Commission (“FTC”) has been very active, since as far back as 2003, in penalizing companies for non-compliance with privacy promises, with COPPA at the core of the settlements. Possible penalties under COPPA provide for civil penalties of $42,350 per violation, however, the FTC considers many factors when levying penalties. Among these are the ability of the company to stay in business after the penalty is imposed. Google and YouTube paid a record $170 million in 2019 to settle civil penalties brought by the FTC. Musical.ly (TikTok) agreed to a settlement of $5.7 million in February 2019. TechCrunch’s Verizon-owned parent, Oath, created from the merging of AOL and Yahoo, has agreed to pay approximately $5 million for violating COPPA in December 2018. The New York Attorney General has targeted Viacom, Mattel, JumpStart and Hasbro for investigations related to COPPA compliance issues. In July 2021, Kuuhuub, Inc. was fined $3 million for violating COPPA. Epic Games, Inc., the creator of the popular video game Fortnite, was fined in December 2022 $275 million for COPPA violations. In June 2023, Microsoft was fined $20 million for illegally collecting personal information from children without their parents’ consent. In August 2024, the US Department of Justice filed a lawsuit against TikTok for several COPPA related violations. Among the violations, the lawsuit mentions failure to comply with COPPA for accounts specifically administered in the platform’s “Kids Mode” and for improperly amassing profiles on “Kids Mode” users. The complaint seeks civil penalties of up to $51,744 per violation per day from January 10, 2024 to present for the improper collection of children’s data, as well as permanent injunctive relief to prevent future violations of the COPPA Rule.

A number of foreign governments also have either adopted or are considering data privacy and security regulations. For example, the EU has adopted GDPR, as was previously discussed.  The Company’s initial target is the U.S. However, the Company has been doing research on compliance issues in European countries and is expanding its focus into the European market. With the GDPR Trustmark the Company is positioned to rapidly adapt to these new markets.

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

Their spending power is significant and growing. As of 2024, Gen Z has approximately $360 billion globally in disposable income. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases. They are 2 times more likely to shop on mobile devices than Millennials.

Social and digital learning is key to Gen Z.

85% of Gen Z uses social media to learn about new products.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. As of 2024, 35 states have enacted a personal finance requirement for high schoolers. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals.  To this end, the financial literacy facilities built within our Platform target both the parent and the child.  These built-in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada and a service mark application for Mazoola® The USPTO has already granted us service mark registrations for Oink, Oink (stylized), PiggyPick, Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. In 2024, the Company sold the Oink.com domain name in a private sale to a third party for $60,000. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, Virtual Piggy Youth Empowered Parent Approved and Design, PiggyPick, Wishlist Wednesday, the PIG design, and the PIG design (alternative). All European trademarks associated with Virtual Piggy were not renewed and expired in 2024. The Canadian Intellectual Property Office has already granted the registration for VP Authenticate.

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

Research and Development

During 2024 and 2023, our research and product development expenses were approximately $3.3 million and $2.9 million, all of which were borne by us.

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

As of the date of this report, we have not generated significant revenue. Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2025, we expect to seek additional revenue streams as follows:

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

On June 13, 2024, we executed a strategic partnership agreement with Computer Services, Inc. (“CSI”). Pursuant to this agreement, we will integrate our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into CSI’s digital banking platform. The agreement will make our family wallet available to CSI’s network of over 500 financial institution customers to allow end-user customers of subscribing financial institutions to utilize our family wallet. On November 14, 2024, we announced collaboration with Jack Henry & Associates to offer our family wallet to their network of approximately 7,500 financial institutions.

Our Plan of Operation

We launched our Mazoola® app in 2021. In 2024, the following enhancements were made:

●	Migrated to new BaaS provider
●	Migrated to new bank account and virtual debit card provider
●	Integrated with several new channel providers
●	Modernized the backend code
●	Expanded unit test library to over 4,000
●	Revised existing policies and created additional ones as required for SOC 2 audit
●	Adopted and automated tasks needed to maintain SOC compliance
●	Implemented tools for daily scanning of AML & PEP watchlists
●	Implemented enhanced fraud monitoring
●	Updated the react native environment
●	Enhancements to the white label administration panel
●	Fraud Prevention Enhancements
●	Commence design and creation of new Silver Shield product

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

1.	A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the Mazoola® digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

2.	Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistics/inventory management systems.

3.	Predictive analytic products and services based on REGO’s anonymized data collection techniques.

Sales and Marketing Strategy

Brand Positioning:

Rego will position itself as the premier platform for family-focused financial solutions, with a unique value proposition that emphasizes ease of use, security, and customization. The brand will highlight its white-label capabilities, making it attractive to financial institutions seeking to provide innovative solutions to their customers.

Customer Acquisition:

Partnerships with Financial Institutions: By positioning Rego as an essential tool for family banking, Rego will seek partnerships with a wide range of financial institutions, from small credit unions to large national banks.

Digital Marketing: Targeted digital marketing campaigns will focus on families, specifically those with children, aging parents, or young adults starting to manage their finances. Social media, content marketing, and email campaigns will drive awareness and adoption.

Customer Retention:

Value-Added Features: Rego will offer personalized insights and educational content to engage users and keep them coming back to the platform.

Family-Focused Events & Webinars: Offering family-oriented financial education webinars and events will further cement Rego’s role as a trusted advisor for family finances.

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

To compete effectively, we will focus a majority of our 2025 resources on product distribution and licensing and technology and product development.

Government Regulation

The industry which we serve is subject to regulation by the FTC, laws such as COPPA, and other laws relating to data collection, use, retention, and security. Complying with these varying U.S. and international requirements, such as GDPR, could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our websites our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, subject us to significant penalties and negative publicity and adversely affect us. In addition, we are subject to the possibility of security breaches, which themselves may result in a violation of these laws.

The Company has added preventative measures to reduce the risk of non-compliance and security breaches.  However, as the Company utilizes third party infrastructure, the risk of security breaches cannot be guaranteed but the Company has performed reasonable efforts to mitigate risk.

Human Capital Resources

As of December 31, 2024, we had 5 employees who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good. We outsource our marketing efforts and most of our product development costs. Our relationship with all of these vendors is good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2024, have an accumulated deficit of approximately $147.7 million.  We incurred net losses to common stockholders of approximately $11.6 million during the year ended December 31, 2024 and approximately $18.9 million during the year ended December 31, 2023.  As of March 31, 2025 we had a cash position of approximately $1.6 million.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2024 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

The markets for our products and services are characterized by constant technological changes, frequent introductions of new products and services and evolving industry standards. Our ability to execute our business plan depends upon a number of factors, including our ability to identify emerging technological and market trends in our target end-markets, develop and maintain competitive products, develop our Platform that differentiates our services from those of our competitors, and develop and bring services to market quickly and cost-effectively. In addition, we will need to effectively manage risks associated with new products and production ramp issues as well as risks that new products may have quality or other defects in the early stages of introduction. The process of developing new high technology products, services and solutions and enhancing our existing products is complex, costly and uncertain. Our ability to continually refine and successfully commercialize the Platform will require substantial technological innovation and requires the investment of significant resources. These development efforts may not lead to the ongoing evolution of the Platform on a timely basis or meet the needs of our customers as fully as competitive offerings.  Any failure by us to anticipate customers’ changing needs and emerging technology trends accurately could significantly harm our market share and results of operations. In addition, the markets for our services may not develop or grow as we anticipate. The failure of our products to gain market acceptance or their obsolescence due to more attractive offerings by competitors could significantly impact our revenues and adversely affect our business, operations and financial results.

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

Our Board of Directors is continually exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that an exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  On September 22, 2022 the Company engaged an investment banking firm to explore a potential sale of the Company. The Company and this investment banking firm mutually agreed to terminate their agreement on February 22, 2024 and a merchant bank was simultaneously engaged in a consultative capacity to advise on capital funding and strategic initiatives. We terminated our agreement with the merchant bank in March 2025 due to the incapacity of the principal and are assessing the retention of a replacement advisor. We remain committed to the exploration and assessment of our strategic alternatives.

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

Our common stock is currently eligible for quotation on the Over-the-Counter Market (“OTC QB”), however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Bulletin Board is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed, and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

We may not be able to qualify to have our common stock listed on a national stock exchange.

The Company’s common stock currently trades on the OTC QB in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2024 the Company does not meet.  The listing process can be lengthy, discretionary, and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2025, options for the purchase of 14,048,650 shares of our common stock were outstanding and 66,054,100 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B Cumulative Convertible Preferred Stock and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have 379,519 shares of preferred stock outstanding (consisting of 98,350 shares of Series A Cumulative Convertible Preferred Stock and 281,169 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,620,481 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares. Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

Upon the Company’s formation, and through subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 9.8 million of such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may, in the extreme case, require us to liquidate the Company.

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

Governance

Our full Board of Directors (the “Board”) oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. The Board receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 325 Sentry Parkway, Blue Bell, PA 19422, and are leased on a month- to-month basis at $450 per month.

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

Common Stockholders

As of March 31, 2025 our shares of Common Stock were held by 140 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Re-purchases of equity securities by the issuer and affiliated purchasers

The Company and its affiliates did not repurchase any common stock in the fourth quarter of 2024.

Sales of unregistered securities

The Company did not make any sales of unregistered securities during the fourth quarter of 2024.

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

Overview

REGO Payment Architectures, Inc. is a provider of consumer software that delivers a mobile payment platform—Mazoola® - a family-focused mobile banking solution. Headquartered in Blue Bell, Pennsylvania, the Company maintains a portfolio of trade secrets and four US patent awards. REGO offers an all-digital financial payments platform to enable minors, particularly under 13 years old, to transact, complete chores and learn in a secure online environment guided by parental permission, oversight, and control, while remaining COPPA and GDPR compliant.

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

We anticipate that revenues generated from the Platform will come from multiple sources depending on the level of service and facilities requested. There would be levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following discussion analyzes our results of operations for the years ended December 31, 2024 and 2023. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2024 and 2023, we generated revenues of $0. Our historical revenue was generated from transactional sources with customers.

Net Loss

Our net loss attributable to common stockholders decreased $7.3 million to $11.6 million for the year ended December 31, 2024 when compared to $18.9 million for the year ended December 31, 2023. This was primarily a result of a decrease in general and administrative costs ($7.1 million), and a decrease in sales and marketing costs ($1.2 million). These decreases were partially offset by increases in product development costs ($0.3 million), transaction expenses ($0.1 million), and accrued preferred dividends ($0.6 million) in 2024.

Transaction Expense

Transaction expense for the year ended December 31, 2024 was $0.3 million compared to $0.2 million for year ended December 31, 2023. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $1.2 million for the year ended December 31. 2024 to $0.6 million compared to $1.8 million for the year ended December 31, 2023. The decrease is attributed to the elimination and replacement of certain marketing consultants with more cost-effective service providers along with a decrease in marketing options expense in 2024 as compared to 2023.

Product Development

Product development expenses increased by $0.4 million for the year ended December 31, 2024 to $3.3 million compared to $2.9 million for the year ended December 31, 2023. The increase is due to additional programming costs, cyber-security costs, compliance costs, new product development costs, white label integration costs, and additional payroll expense all associated with the ramp up of integrations with channel providers and new product development. These were new costs incurred in 2024 that were not incurred in 2023.

General and Administrative Expenses

The total 2024 general and administrative expenses decreased by $7.1 million for the year ended December 31, 2024 to $3.7 million compared to $10.8 million for the year ended December 31, 2023. The Company expensed approximately $3,750,000 for stock grants to officers and directors in 2023 which did not occur in 2024. Additionally, a $350,000 increase to consultant fees was offset by a $1,800,000 decrease in consulting options expense, a $600,000 decrease in employee options expense, a $650,000 decrease in professional fees, a $500,000 decrease in payroll costs, and a $150,000 decrease in board fees in 2024 when compared to 2023.

Interest Expense

Interest expense remained unchanged at $1.0 million for the years ended December 31, 2024 and 2023.

Forgiveness of Debt

The Company incurred $0 and $0.1 million in forgiveness of debt for the years ended December 31, 2024 and 2023. The forgiveness of debt in 2023 related to the dissolution of a subsidiary.

Liquidity and Capital Resources

Net cash used in operating activities decreased $0.2 million to $7.0 million for the year ended December 31, 2024 compared to $7.2 million for the year ended December 31, 2023. The decrease in 2024 resulted primarily from the change in the fair value of options and the fair value of common stock issued in exchange for services offset by an increase in prepaid expenses and a decrease in accounts payable-accrued expenses as compared to 2023.

Net cash used in investing activities was $0.001 million and $0.01 million for the years ended December 31, 2024 and 2023. The Company maintained its current patents in 2024.

Net cash provided by financing activities decreased by $3.8 million to $3.7 million for the year ended December 31, 2024 compared to $7.5 million for the year ended December 31, 2023. Proceeds from the sale of Series B Preferred Stock and the exercise of options in 2024 decreased when compared to 2023.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.

On March 13, 2023, Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with James Davison (the “Lender”). The Lender is an existing shareholder of the Company. Pursuant to the LOC Agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. This LOC Agreement was extended for one year on March 13, 2024 and then again on March 13, 2025 for an additional year. There have been no draws on this LOC Agreement as of December 31, 2024.

Since our inception, we have focused on developing and implementing our business plan. We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance enhancements to our Platform, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2 to our consolidated financial statements included in this Form 10-K.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We do not project that significant revenue will be developed until at the earliest the second quarter of 2025. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2025, the Company has a cash position of approximately $1.6 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through June 2025.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director of officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	73	Chairman of the Board
Peter S. Pelullo	73	Director, Chief Executive Officer
Joseph R. Toczydlowski	55	Chief Financial Officer

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2024, except that Mr. Pelullo failed to make two Form 4 filings, each with respect to the issuance of one compensatory stock grant.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2024 and 2023:

				Stock		Option	All Other
		Salary	Bonus	Awards (1)		Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Peter S. Pelullo, Chief Executive Officer	2024	422,774	160,000	406,500	(2)	-	-	989,274
	2023	338,657	253,846	2,705,500	(2)	-	-	3,298,003

Joseph R. Toczydlowski, Chief Financial Officer	2024	219,231	65,000	-		-	-	284,231
	2023	179,423	-	95,250		-	-	274,673

(1)	The value of the stock awards is based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 13 to the financial statements included in this Form 10-K.

(2)	Stock was issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2024:

		Option awards					Stock awards
Equity
incentive
									Equity	plan awards:
				Equity					incentive	Market or
				incentive					plan awards:	payout
				plan awards:				Market	Number of	value of
		Number of	Number of	Number of			Number of	value of	unearned	unearned
		securities	securities	securities			shares or	shares or	shares, units	shares, units
		underlying	underlying	underlying			units of	units of	or other	or other
		unexercised	unexercised	unexercised	Option		stock that	stock that	rights that	rights that
		options	options	unearned	Exercise	Option	have not	have not	have not	have not
		(#)	(#)	options	Price	Expiration	vested	vested	vested	vested
Name		exercisable	unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Peter S. Pelullo	(a)	500,000	-	-	0.25	8/13/2025	-	-	1,750,000	1,645,000
Peter S. Pelullo				500,000	(b)	(c)
Joseph R. Toczydlowski		250,000	-	-	1.21	8/16/2027	-	-	-	-
Joseph R. Toczydlowski				250,000	(b)	(c)

(a) Options were issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo

(b) Option Exercise Price not currently determinable

(c) Expires five years from grant date

No named executive officers exercised stock options or warrants during 2024.

Narrative Disclosure to Compensation Tables

Employment Agreements

On August 11, 2020 the Company appointed Peter S. Pelullo as Chief Executive Officer.  In connection with his appointment, the Company also entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $200,000 during the first year of his employment and will be reviewed for increases thereafter. His annual base salary is currently $375,000. He is also eligible to receive an annual bonus.

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

On August 16, 2022, the Company appointed Joseph R. Toczydlowski as Chief Financial Officer. Pursuant to an employment agreement effective August 16, 2022, Mr. Toczydlowski received an annual salary of $165,000 for the first year of employment, which was most recently increased to $190,000. Mr. Toczydlowski is eligible for an annual bonus at the discretion of the Board of Directors of the Company. The employment agreement has an initial term of two years and renews for successive one-year periods unless either party gives notice of intent to not renew the agreement at least 60 days prior to the renewal date. Notwithstanding the term, Mr. Toczydlowski’s employment is “at will” and is terminable at any time by either party, without further economic obligation beyond the termination date except as required by law. Mr. Toczydlowski also received an option to purchase 250,000 shares of the Company’s common stock upon commencement of his employment under the agreement with an exercise price of $1.21 per share and a five-year term.

2024 Performance Stock Awards

On May 16, 2024, pursuant to raising an additional $3.5 million in funding, Mr. Pelullo received a grant of 300,000 shares of the Company’s common stock valued at $307,500.

On November 14, 2024, pursuant to securing a strategic partnership with a major channel provider, Mr. Pelullo received a grant of 100,000 shares of the Company’s common stock valued at $99,000.

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

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2024 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2024.  The $90,000 of incentive plan compensation paid to Mr. Hannahs in 2024 is comprised of various bonuses that were awarded pursuant to successful corporate accomplishments that occurred in 2024.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs	40,000	-	-	90,000	-	-	130,000

Mr. Hannahs outstanding equity awards consist of options to purchase 500,000 shares exercisable at $0.25 per share.

Narrative Disclosure to Directors Compensation Table

We have no formal compensation program for our non-employee directors. Our non-employee directors are eligible to receive options, restricted stock, and other equity-linked grants pursuant to non-plan grants. Each member of our board of directors receives reimbursement for expenses incurred in connection with his or her services as a member of our board or board committees.

Timing of Option Grants

The Company does not have a formal policy with respect to the timing of awards of options in relation to the disclosure of material non-public information. However, the Board of Directors generally seeks to avoid making grants four business days prior to, or one business day following, the filing of a periodic or current report with the SEC that discloses material non-public information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2025, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing or other information provided to the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	35,640,417	(b)	23.0%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		10.2%
Series B Cumulative Convertible Preferred	Suite 1600	164,446		58.5%
	Century City, CA 90067

Common	Peter S. Pelullo	22,143,983	(c)	16.2%
	325 Sentry Parkway, Suite 200
	Blue Bell, PA 19422

Common	Gerald Hannahs, Jr.	8,457,333	(d)	6.0%
Series A Cumulative Convertible Preferred	17710 Leatha Lane	30,000		30.5%
	Little Rock, AR 72223

(a) This table has been prepared based on 136,248,105 shares of our common stock, 98,350 shares of Series A Cumulative Convertible Preferred Stock and 281,169 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2025.

(b) Information herein is derived in part from a Schedule 13D/A Amendment No. 1 (the “Schedule 13D”) filed by: (1) John Paul DeJoria, in his individual capacity (“Mr. DeJoria”), (2) John Paul DeJoria Family Trust (the “Family Trust”), of which Mr. DeJoria is the settlor and the sole trustee, (3) JP’s Nevada Trust (the “Nevada Trust”), of which Mr. DeJoria is the settlor and the investment trustee, (4) JPD Family Office Services, LLC (“Trust Services”), which is the distribution trustee of the Nevada Trust, and (5) JDP 2019 Gift Trust (the “Gift Trust”), of which Mr. DeJoria is the settlor and the sole trustee (the foregoing being collectively referred to as the “Reporting Persons”) on May 20, 2024. Mr. DeJoria has sole voting power over all of the indicated shares, and sole dispositive power over 28,497,560 shares and shared dispositive power over 7,142,857 shares. Mr. DeJoria beneficially owns an aggregate of 35,640,417 shares of Common Stock, of which 17,248,412 are outstanding shares of Common Stock and 18,392,005 are shares of Common Stock that are issuable upon the conversion or exercise of other securities of the Company that are beneficially owned by Mr. DeJoria. The Schedule 13D contains additional information with respect to the ownership breakdown among the Reporting Persons. The business address of the Nevada Trust and Trust Services is 1701 Green Valley Parkway, Building 4, Suite A, Henderson NV 89074. The business address of Mr. DeJoria and the other affiliated entities is 109 West 7th Street, Suite 200, Georgetown, TX 78626.

(c) Consists of 4,792,858 shares of common stock, 16,851,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.25 per share. The options are held by International Corporate Management, Inc.

(d) Consists of 4,624,000 shares of common stock, 500,000 shares of underlying options exercisable at $0.25 per share, and 30,000 shares of Series A convertible preferred stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

The following table shows beneficial ownership of the Company common stock as of March 31, 2025, by our directors and our executive officers and by all current directors and executive officers as a group:

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	22,143,983	(b)	16.2%

Gerald Hannahs	8,457,333	(c)	6.0%

Joseph R. Toczydlowski	525,000	(d)	*

All current directors and executive officers as a group (3 persons)	31,126,316		22.1%

(a) This table has been prepared based on 136,248,105 shares of our common stock outstanding on March 31, 2025. The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 4,792,858 shares of common stock, 16,851,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.25 per share. The options are held by International Corporate Management, Inc.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2024:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan Category	(col.a)	(col. b)	(col c)
Equity compensation plans approved by security holders: (a)	1,400,000	$0.32	-

Equity compensation plans not approved by security holders: (b)	12,733,650	0.97	-

Total	14,133,650	$0.90	-

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Options approved by the board but not governed by an Equity Compensation Plan.

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

Upon the occurrence of a “Change in Control”, as defined in the 2008 Plan, the board may take any number of actions.  These actions include providing for all options outstanding under the 2008 Plan to be assumed by the acquiring corporation or to become immediately vested and exercisable in full. The original expiration date of March 3, 2018 was extended for one year. The 2008 Plan expired on March 3, 2019 and no further grants may be made thereunder.

2013 Equity Incentive Plan

During 2013, the board and our stockholders adopted the 2013 Equity Incentive Plan (“2013 Plan”).  Under the 2013 Plan, we were authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan is intended to permit stock options granted to employees under the 2013 Plan to qualify as incentive stock options.  All options granted under the 2013 Plan, which are not intended to qualify as incentive stock options, are deemed to be non-statutory stock options. The 2013 Plan expired on November 18, 2023 and no further grants may be made thereunder.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner. As of December 31, 2024, and December 31, 2023, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $4,327 and $1,328 consisting of $4,327 and $1,328 in unpaid salary.

As of December 31, 2024, and December 31, 2023, the Company owed the Chief Financial Officer $2,192 and $731 in unpaid salary.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $10,000 per month, plus expenses.  As of December 31, 2024 and 2023, the Company owed the consultant $0 and $0. For each of the years ended December 31, 2024 and 2023, the Company expensed $120,000 to this consultant.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

On September 30, 2024, in conjunction with its exit from providing audit services to publicly traded companies, Morison Cogen LLP resigned from its role as independent registered public accounting firm for the Company. On October 1, 2024, the Company engaged Stephano Slack LLC as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2024 after receiving approval of the Company’s Board of Directors.

The fees billed for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2024 and 2023 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2024 and 2023 were $82,350 and $82,498 respectively.

Audit-Related Fees

Fees billed for the years ended December 31, 2024 and 2023 for assurance and related services rendered by Morison Cogen LLP and Stephano Slack LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2024 and 2023, there were no fees billed for tax compliance, tax advice and/or tax planning by Morison Cogen LLP or Stephano Slack LLC.

All Other Fees

During the fiscal years ended December 31, 2024 and 2023, there were no additional fees billed for products and services provided by Morison Cogen LLP or Stephano Slack LLC other than those set forth above.

All services provided by Morison Cogen LLP and Stephano Slack LLC are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements and any applicable schedules are set forth herein.

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2017.

3.9	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the Commission on August 24, 2021).

3.10	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2022).

3.11	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013).

10.3	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.4	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.7	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.10	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.13	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.15	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.16	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.19	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.20	Convertible Debenture dated as of December 15, 2019 issued by REGO Payment Architectures, Inc. in favor of Nehemiah Partners I, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2020).

10.21	Purchase of Business Agreement dated as of January 1, 2021 between Chore Check, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.22	Nonqualified Stock Option Agreement dated January 1, 2021 between Registrant and Chore Check, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.23*	Employment Agreement between the Registrant and Peter S. Pelullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 14, 2020).

10.24*	Settlement Agreement dated June 1, 2021 between Registrant and Nehemiah Partners I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021.

10.25*	Employment Agreement dated August 16, 2022 between the Company and Joseph Toczydlowski (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.26	Investor Private Line of Credit dated March 13, 2023 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2023).

10.27	Amendment to Investor Private Line of Credit dated March 13, 2024 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 19, 2024).

10.28	Second Amendment to Investor Private Line of Credit dated March 13, 2025 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 14, 2025).

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2025.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Joseph R. Toczydlowski
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	March 31, 2025
Peter S. Pelullo

/s/Joseph R. Toczydlowski	Chief Financial Officer and Principal Accounting Officer	March 31, 2025
Joseph R. Toczydlowski

/s/ Gerald Hannahs	Chairman of the Board, Director	March 31, 2025
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rego Payment Architectures, Inc. (the Company) as of December 31, 2024, and the related consolidated statement of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Stephano Slack LLC

Wayne, Pennsylvania

March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rego Payment Architectures, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023,and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

F-4

To the Board of Directors and Stockholders of

Rego Payment Architectures, Inc.

(Continued)

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2008 to 2024.

Blue Bell, Pennsylvania

April 1, 2024

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,011,493	$6,256,634
Prepaid expenses	50,000	18,322
Deposits	341	341

TOTAL CURRENT ASSETS	3,061,834	6,275,297

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $369,550 and $330,179	286,897	325,150
	286,897	325,150

TOTAL ASSETS	$3,348,731	$6,600,447

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,470,575	$7,785,443
Accounts payable and accrued expenses - related parties	6,519	2,059
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,036,237	3,316,357
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	13,973,422	11,267,790

TOTAL CURRENT LIABILITIES	41,105,603	37,990,499

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at December 31, 2024 and December 31, 2023	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 281,169 shares issued and outstanding at December 31, 2024 and 234,403 shares issued and outstanding at December 31, 2023	29	24

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,248,105 shares issued and outstanding at December 31, 2024 and 135,848,105 shares issued and outstanding at December 31, 2023	13,625	13,585

Additional paid in capital	109,973,586	104,707,296

Accumulated deficit	(147,744,122)	(136,110,967)

STOCKHOLDERS' DEFICIT	(37,756,872)	(31,390,052)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,348,731	$6,600,447

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2024	2023

NET REVENUE	$-	$-

OPERATING EXPENSES
Transaction expense	345,625	229,672
Sales and marketing	630,664	1,822,444
Product development	3,286,232	2,923,937
General and administrative	3,676,228	10,815,594
Total operating expenses	7,938,749	15,791,647

NET OPERATING LOSS	(7,938,749)	(15,791,647)

OTHER EXPENSE
Forgiveness of debt	-	88,617
Interest expense	(988,771)	(1,016,548)
	(988,771)	(927,931)

NET LOSS	(8,927,520)	(16,719,578)

LESS: Accrued preferred dividends	(2,705,635)	(2,136,272)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(11,633,155)	$(18,855,850)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.14)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,048,927	131,577,880

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2024 and 2023

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Total

Balance, December 31, 2022	100,350	$10	162,485	$17	-	$-	124,160,885	$12,416	$83,255,319	$(117,157,414)	$(97,704)	$(33,987,356)

Conversion of Series A Preferred Stock into common stock	(2,000)	-	-	-	-	-	222,220	22	(22)	-	-	-
Sale of Series B Preferred Stock	-	-	71,918	7	-	-	-	-	6,472,342	-	-	6,472,349
Issuance of common stock to board members and employees	-	-	-	-	-	-	8,775,000	878	10,189,023	-	-	10,189,901
Issuance of common stock to consultants	-	-	-	-	-	-	250,000	25	312,475	-	-	312,500
Exercise of options	-	-	-	-	-	-	2,440,000	244	986,406	-	-	986,650
Fair value of options for services	-	-	-	-	-	-	-	-	3,491,753	-	-	3,491,753
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(2,136,272)	-	(2,136,272)
Elimination of noncontrolling interests upon dissolution	-	-	-	-	-	-	-	-	-	(97,704)	97,704	-
Net loss	-	-	-	-	-	-	-	-	-	(16,719,577)	-	(16,719,577)

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$-	$(31,390,052)

Sale of Series B Preferred Stock	-	-	41,367	4	-	-	-	-	3,723,016	-	-	3,723,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	400,000	40	406,460	-	-	406,500
Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	-	485,894
Fair value of options for services	-	-	-	-	-	-	-	-	650,921	-	-	650,921
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(2,705,635)	-	(2,705,635)
Net loss	-	-	-	-	-	-	-	-	-	(8,927,520)	-	(8,927,520)

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$-	$(37,756,872)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,927,520)	$(16,719,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	406,500	10,502,401
Fair value of options issued in exchange for services	650,921	3,491,753
Amortization	39,371	38,924
Forgiveness of debt	-	(88,617)
Decrease (increase) in assets
Prepaid expenses	(31,678)	(564)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	890,903	929,414
Accounts payable and accrued expenses - related parties	4,460	(551)
Common stock to be issued	-	(5,350,000)

Net cash used in operating activities	(6,967,043)	(7,196,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(1,118)	(11,215)
Net cash used in investing activities	(1,118)	(11,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of options	-	986,650
Proceeds from sale of Series B Preferred Stock	3,723,020	6,472,349

Net cash provided by financing activities	3,723,020	7,458,999

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,245,141)	250,967

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	6,256,634	6,005,667

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,011,493	$6,256,634

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$2,705,635	$2,136,272

Conversion of Series A Preferred Stock to common stock	$-	$22

Conversion of 10% secured convertible note payable and accrued interest into 5,399 shares of Series B Preferred Stock	$485,893	$-

Elimination of noncontrolling interests upon dissolution	$-	$97,704

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

These consolidated financial statements include the accounts of Rego Payment Architectures, Inc. and Rego Data Solutions, Inc. All intercompany transactions and balances have been eliminated upon consolidation.

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

Concentration of Credit Risk Involving Cash

The Company currently maintains, and may in the future maintain, assets at certain financial institutions in the U.S. in amounts that are, and in the future may be, in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2024, the Company’s deposits with a financial institution were $2,761,493 in excess of the FDIC deposit insurance coverage of $250,000. In the event of a failure of any financial institutions where the Company maintains deposits or other assets, the Company may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon its liquidity, financial condition and its results of operations.

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

Revenues for the years ended December 31, 2024 and 2023 were $0 and $0, respectively.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax years from 2021 through 2024 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $125 and $5,833 for the years ended December 31, 2024 and 2023. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Product development costs were $3,286,232 and $2,923,937 for the years ended December 31, 2024 and 2023.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share.  Because the Company reported a net loss for each of the years ended December 31, 2024 and 2023, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions and thus reports as a single reportable segment. The Company’s singular focus is on developing its digital family lifecycle platform. All tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 17, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its consolidated financial statement disclosures.

NOTE 2 - GOING CONCERN

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

As of March 31, 2025, the Company has a cash position of approximately $1.6 million.  Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2025.

NOTE 3 - PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years.  At December 31, 2024 and 2023, capitalized patent and trademark costs, net of accumulated amortization, were $286,897 and $325,150.  Amortization expense for patents and trademarks was $39,371 and $38,924 for the years ended December 31, 2024 and 2023.

The aggregate amortization expense for each of the next five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2025	$39,000
2026	$39,000
2027	$39,000
2028	$39,000
2029	$39,000

The intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2024 and 2023, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $4,327 and $1,328 in unpaid salary.

As of December 31, 2024 and 2023, the Company owed the Chief Financial Officer $2,192 and $731 in unpaid salary.

NOTE 5 - LOANS PAYABLE

The balance of the loans payable as of December 31, 2024 and 2023 was $42,600. Interest accrued on the loans at 6% and 10% was $12,701 and $9,731 as of December 31, 2024 and 2023.  Interest expense related to these loans payable was $2,971 and $2,962 for the years ended December 31, 2024 and 2023.

NOTE 6 - 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes were extended from June 30, 2024 to December 31, 2024, with the consent of the Note holders. An additional extension request was circulated in December 2024 to extend the maturity date until February 28, 2025 with a provision stipulating that unless previously repaid in full such date shall be automatically extended on one occasion by an additional two months (i.e. to April 30, 2025). Twenty-five of the twenty-six holders of Notes executed the extension consent. One Note holder, holding in the aggregate $200,000 in principal amount of Notes, did not execute the consent, but has not declared a default or otherwise taken affirmative action to collect payment of their Note.

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

The Notes are recorded as a current liability, in the amount of $3,036,237 and $3,316,357 as of December 31, 2024 and 2023.  Interest accrued on the notes was $2,940,724 and $2,842,873 as of December 31, 2024 and 2023.  Interest expense related to these notes payable was $97,851 and $331,635 for the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, a 10% Secured Convertible Noteholder converted $280,120 of principal plus $205,773 of accrued interest into 5,399 shares of Series B Preferred Stock.

NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

The notes payable are recorded as a current liability as of December 31, 2024 and 2023 in the amount of $595,000.  Interest accrued on the notes as of December 31, 2024 and 2023 was $443,952 and $361,026.  Interest expense, including accretion of discounts, and warrants issued related to these notes payable was $82,927 and $82,700 for the years ended December 31, 2024 and 2023.

NOTE 8 - 4.0% SECURED CONVERTIBLE PROMISSORY NOTES PAYABLE – STOCKHOLDERS

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

The maturity dates of the Notes have been extended from June 30, 2024 to December 31, 2024, with the consent of the Note holders. An additional extension request was circulated in December 2024 to extend the maturity date until February 28, 2025 with a provision stipulating that unless previously repaid in full such date shall be automatically extended on one occasion by an additional two months (i.e. to April 30, 2025). Thirty-five of the forty holders of Notes executed the extension consent. Five Note holders, holding in the aggregate $791,000 in principal amount of Notes, did not execute the consent, but have not declared a default or otherwise taken affirmative action to collect payment of their Notes.

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of December 31, 2024 and 2023.  Interest accrued on the New Secured Notes was $3,348,949 and $2,749,699 as of December 31, 2024 and 2023.  Interest expense, including accretion of discounts related to these notes payable was $599,250 for the years ended December 31, 2024 and 2023.

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

As of December 31, 2024, the Company had net operating loss carry forwards of approximately $108,032,000, comprised of net operating losses in the amount of approximately $66,194,000 recorded in tax years beginning prior to January 1, 2018 expiring through the year ending December 31, 2038 and net operating losses recorded in tax years beginning January 1, 2018 and after in the amount of approximately $41,838,000 which are allowed for an indefinite carryforward period but may be subject to limitations. This amount can be used to offset future taxable income of the Company.

The income tax (benefit) provision consists of the following:

	December 31,
	2024	2023
Current	$(2,387,000)	$(5,533,000)
Deferred	(188,000)	706,000
Change in valuation allowance	2,575,000	4,827,000

	$-	$-

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2024		December 31, 2023
	Amount	%	Amount	%
U.S federal income tax benefit at
Federal statutory rate	$(1,875,000)	(21)	$(3,511,000)	(21)
State tax, net of federal tax effect	(700,000)	(8)	(1,316,000)	(8)
Non-deductible share-based compensation	-	-	-	-
Change in valuation allowance	2,575,000	29	4,827,000	29

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2024 and 2023 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2024	2023

Deferred tax asset for NOL carryforwards	$(34,605,000)	$(32,218,000)
Deferred tax asset for stock based compensation	(5,743,000)	(5,555,000)
Valuation allowance	40,348,000	37,773,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2024, the Company had no unrecognized tax benefits and no charge during 2024, and accordingly, the Company did not recognize any interest or penalties during 2024 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2024.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

NOTE 10 - CONVERTIBLE PREFERRED STOCK

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

During the years ended December 31, 2024 and 2023, certain holders of the Series A Preferred Stock converted 0 and 2,000 shares of the Series A Preferred Stock into 0 and 222,222 shares of the Company’s common stock. The Company reversed the cumulative accrued dividends associated with the shares upon conversion in the amount of $0 and $140,289, respectively.

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $50,610,420 as of December 31, 2024, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted.  The Series B Preferred Stock also contains customary approval rights with respect to certain matters.  The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $7.20 per Series B Preferred share.

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

During the years ended December 31, 2024 and 2023, the Company sold 41,367 and 71,918 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $3,723,021 and $6,472,349.

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”).  On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of December 31, 2024, none of the Series C Preferred Stock shares were issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted.  The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2024, the value of the cumulative 8% dividends for all REGO preferred stock was $13,973,422. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events.  In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

ZS Series A Preferred Stock

In November 2018, the Company’s subsidiary Zoom Solutions, Inc. (“ZS”) pursuant to a Securities Purchase Agreement (the “ZS Series A Purchase Agreement”), issued in a private placement to an accredited investor, 83,334 units at an original issue price of $3 per unit (the “ZS Original Series A Issue Price”), which includes one share of ZS’ Series A Cumulative Convertible Preferred Stock (the “ZS Series A Preferred Stock”) and one warrant to purchase one share of ZS’ common stock with an exercise price of $3.00 per share expiring in three years (the “Series A Warrants”). ZS raised $250,000 with respect to this transaction. The Series A Warrants have all expired as of December 31, 2023. Dividends on the ZS Series A Preferred Stock accrued at a rate of 8% per annum and were cumulative.  The ZS Series A Preferred Stock had a preference in liquidation equal to two times the ZS Original Series A Issue Price to be paid out of assets available for distribution prior to holders of ZS common stock and thereafter participates with the holders of ZS common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the ZS Original Series A Issue Price. The ZS Series A Preferred Stockholders may cast the number of votes equal to the number of whole shares of ZS common stock into which the shares of ZS Series A Preferred Stock can be converted.

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

NOTE 11 - STOCKHOLDERS’ EQUITY

On February 22, 2024, the Company engaged a merchant bank in a consultative capacity to advise on capital funding and strategic initiatives which include the prospective sale of the Company. The Company will pay a fee equal to 1.5% of the transaction value upon closing. This contingency has not yet been met as of December 31, 2024.

Option Amendments and Adjustments

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

On May 16, 2024, the Company granted the Chief Executive Officer, who is also a Board Member, 300,000 shares of the Company’s common stock with an aggregate fair value of $307,500 as a performance-based bonus award pursuant to the raising of capital. The aggregate fair value of the shares was expensed immediately.

On November 14, 2024, the Company granted the Chief Executive Officer, who is also a Board Member, 100,000 shares of the Company’s common stock with an aggregate fair value of $99,000 as a performance-based bonus award. The aggregate fair value of the shares was expensed immediately.

NOTE 12 - STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders.  Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company.  The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”).  As of December 31, 2024, under the 2008 Plan, options to purchase 200,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders.  Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant.  The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options.  All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options.  As of December 31, 2024, under the 2013 Plan grants of restricted stock and options to purchase 1,200,000 shares are unvested or unexercised, and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

The Company also grants stock options outside the options plans on terms determined by the Board.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the years ended December 31, 2024 and 2023:

	2024	2023

Risk Free Interest Rate	4.7%	4.2%
Expected Volatility	60.9%	80.0%
Expected Life (in years)	2.0	2.7
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the period	$0.37	$0.71

The following table summarizes the activities for REGO stock options for the years ended December 31, 2024 and 2023:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2022	16,062,125	$0.71	1.5	$8,803

Granted	2,497,875	1.29	2.7	$1,774
Exercised	(2,440,000)	0.40	-	-
Expired/Cancelled	(1,800,000)	0.53	-	-

Balance, December 31, 2023	14,320,000	$0.90	1.5	$8,416

Granted	611,150	1.03	1.5	-
Exercised	-	-	-	-
Expired/Cancelled	(797,500)	0.94	-	-

Balance, December 31, 2024	14,133,650	$0.90	0.8	$2,232

Exercisable at December 31, 2024	14,133,650	$0.90	0.8	$2,232

Exercisable at December 31, 2024 and expected to vest thereafter	14,133,650	$0.90	0.8	$2,232

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.94 for the Company’s common stock on December 31, 2024.

During the years ended December 31, 2024 and 2023, the weighted average fair value per share of stock options granted during the year was $0.37 and $0.71.  The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement. For the years ended December 31, 2024 and 2023, the Company expensed $650,921 and $3,491,753 relative to the fair value of stock options granted.

As of December 31, 2024, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2024 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 13 - OPERATING LEASES

For the years ended December 31, 2024 and 2023, total rent expense under leases amounted to $5,291 and ($8,775). The 2024 rent expense pertains to rented office space for the corporate headquarters. Rent expense for 2023 had a $4,185 charge attributed to the rental of equipment for a marketing event in October 2023 which was not incurred in 2022. However, this equipment rental expense in 2023 was offset by the write-off of $18,020 accrued office rental expense from a prior period. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of December 31, 2024.

NOTE 14 - RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner. As of December 31, 2024 and 2023, the Company owed the Chief Executive Officer $4,327 and $1,328 relative to the employment agreement.

The Company entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses, which was increased to $10,000 per month on January 1, 2021.  As of December 31, 2024 and 2023, the Company owed the consultant $0. For the years ended December 31, 2024 and 2023, the Company has expensed $120,000 and $120,000 to this consultant.

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

On May 22, 2023 the Chief Executive Officer was paid a performance bonus pursuant to raising an additional $3.25 million in funding. 250,000 shares of Common Stock were awarded. The Company recorded share-based compensation expense of $297,500, the fair value of the Common Stock issued, in May 2023. This performance bonus also included a $15,000 cash payment.

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

On November 14, 2024, the Chief Executive Officer was paid a performance bonus of 100,000 shares of the Company’s common stock. The Company recorded share-based compensation expense of $99,000, the fair value of the Common Stock issued, in November 2024.

NOTE 15 - COMMON STOCK TO BE ISSUED

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

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “First Amendment”) with the Lender. The First Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement with the Lender by one year, from March 13, 2024 to March 13, 2025.

As of December 31, 2024 the outstanding balance on this LOC Agreement is $0.

On March 13, 2025, this LOC Agreement was extended again for one additional year to March 13, 2026 (See Note 18).

NOTE 17 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company's reportable segment is a family financial solutions platform that safeguards children’s privacy and provides anti-fraud protection for the elderly. The segment is data management and monetization. As the Company has one reportable segment, sales, transaction expense, marketing, product development, and general and administrative expenses are equal to consolidated results.

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company's segment is net income attributable to Rego Payment Architectures, Inc.  Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures.

	For the Years Ended
	December 31,
	2024	2023

NET REVENUE	$-	$-

OPERATING EXPENSES
Transaction expense	345,625	229,672
Sales and marketing	630,664	1,822,444
Product development	3,286,232	2,923,937
General and administrative	3,676,228	10,815,594
Total operating expenses	7,938,749	15,791,647

NET OPERATING LOSS	(7,938,749)	(15,791,647)

NOTE 18 - SUBSEQUENT EVENTS

On January 28, 2025, the Company filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series B Cumulative Convertible Preferred Stock was increased from 347,222 shares to 397,222 shares.

On March 13, 2025, the Company entered into a Second Amendment to Investor Private Line of Credit (the “Second Amendment”) with an existing shareholder of the Company (the “Lender”) (See Note 16). The Second Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement, as amended, (the “Existing Agreement”) with the Lender by one year, from March 13, 2025 to March 13, 2026.

On March 18, 2025, the Company terminated its agreement with the merchant bank that was engaged in a consultative capacity to advise on capital funding and strategic initiatives due to the incapacity of the principal and is assessing the retention of a replacement advisor.

