Form 10-Q
period 2025-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2025-05-15
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,248,105 shares of common stock outstanding at May 15, 2025.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, the ability to successfully complete our strategic alternatives process, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

4

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,617,495	$3,011,493
Prepaid expenses	50,000	50,000
Deposits	341	341

TOTAL CURRENT ASSETS	1,667,836	3,061,834

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $379,402 and $369,550	277,045	286,897
	277,045	286,897

TOTAL ASSETS	$1,944,881	$3,348,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,664,024	$8,470,575
Accounts payable and accrued expenses - related parties	15,212	6,519
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	3,036,237	3,036,237
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	14,678,021	13,973,422

TOTAL CURRENT LIABILITIES	42,012,344	41,105,603

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at March 31, 2025 and December 31, 2024	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 347,222 preferred shares Series B authorized; 281,169 shares issued and outstanding at March 31, 2025 and December 31, 2024	29	29

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,248,105 shares issued and outstanding at March 31, 2025 and December 31, 2024	13,625	13,625

Additional paid in capital	111,111,083	109,973,586

Accumulated deficit	(151,192,210)	(147,744,122)

STOCKHOLDERS' DEFICIT	(40,067,463)	(37,756,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,944,881	$3,348,731

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

NET REVENUE	$-	$-

OPERATING EXPENSES
Transaction expense	64,875	113,201
Sales and marketing	118,733	222,223
Product development	558,541	996,341
General and administrative	1,814,674	712,623
Total operating expenses	2,556,823	2,044,388

NET OPERATING LOSS	(2,556,823)	(2,044,388)

OTHER (INCOME) EXPENSE
Other income	60,176	-
Interest expense	(246,841)	(247,075)
	(186,665)	(247,075)

NET LOSS	(2,743,488)	(2,291,463)

LESS: Accrued preferred dividends	(704,600)	(630,140)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,448,088)	$(2,921,603)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,248,105	135,848,105

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2025 and March 31, 2024

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$(37,756,872)

Share-based compensation	-	-	-	-	-	-	-	-	1,137,497	-	1,137,497
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,600)	(704,600)
Net loss	-	-	-	-	-	-	-	-	-	(2,743,488)	(2,743,488)

Balance, March 31, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,111,083	$(151,192,210)	$(40,067,463)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$(31,390,052)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	485,894
Share-based compensation	-	-	-	-	-	-	-	-	114,522	-	114,522
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(630,140)	(630,140)
Net loss	-	-	-	-	-	-	-	-	-	(2,291,463)	(2,291,463)

Balance, March 31, 2024	98,350	$10	239,802	$25	-	$-	135,848,105	$13,585	$105,307,711	$(139,032,570)	$(33,711,239)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,743,488)	$(2,291,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,137,497	114,522
Amortization	9,852	9,834
Decrease in assets
Prepaid expenses	-	157
Increase in liabilities
Accounts payable and accrued expenses	193,448	330,881
Accounts payable and accrued expenses - related parties	8,693	10,295

Net cash used in operating activities	(1,393,998)	(1,825,774)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,393,998)	(1,825,774)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,011,493	6,256,634

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,617,495	$4,430,860

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$704,600	$630,140

Conversion of 10% secured convertible note payable and accrued interest into 5,399 shares of Series B Preferred Stock	$-	$485,893

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2024 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to operationalize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 15, Segment Reporting.

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

As of May 15, 2025, the Company has a cash position of approximately $850,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through June 2025.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2025 and December 31, 2024, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $10,096 and $4,327 in unpaid salary.

As of March 31, 2025 and December 31, 2024, the Company owed the Chief Financial Officer a total of $5,116 and $2,192 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of March 31, 2025 and December 31, 2024 were $42,600. Interest accrued on the loans at 6% and 10% was $13,432 and $12,701 as of March 31, 2025 and December 31, 2024. Interest expense related to these loans payable was $730 and $739 for the three months ended March 31, 2025 and 2024. There is no collateral associated with these loans.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently from December 31, 2024 to April 30, 2025, with the consent of the Note holders. An additional extension was provided by the Note holders on April 30, 2025. This extended the maturity date until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended on a month-to-month basis thereafter unless the Note holder submits notification in writing to the contrary.

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

The Notes are recorded as a current liability as of March 31, 2025 and December 31, 2024 in the amount of $3,036,237. Interest accrued on the Notes was $3,016,630 and $2,940,724 as of March 31, 2025 and December 31, 2024. Interest expense related to these Notes payable was $75,906 for the three months ended March 31, 2025 and 2024.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of March 31, 2025 and December 31, 2024 in the amount of $595,000. Interest accrued on the notes as of March 31, 2025 and December 31, 2024 was $464,344 and $443,952. Interest expense, including accretion of discounts, and warrants issues related to these notes payable was $20,392 and $21,357 for the three months ended March 31, 2025 and 2024.

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

The maturity dates of the New Secured Notes were extended by the investors most recently to April 30, 2025. An additional extension was provided by the Note holders on April 30, 2025. This extended the maturity date until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended on a month-to-month basis thereafter unless the Note holder submits notification in writing to the contrary.

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of March 31, 2025 and December 31, 2024. Interest accrued on the New Secured Notes was $3,498,761 and $3,348,949, as of March 31, 2025 and December 31, 2024. Interest expense, including accretion of discounts related to these New Secured Notes was $149,813 for the three months ended March 31, 2025 and 2024.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2025 and 2024.

As of January 1, 2025, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2025, and there was no accrual for uncertain tax positions as of March 31, 2025. Tax years from 2021 through 2024 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $50,610,420 as of March 31, 2025, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum.

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

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of March 31, 2025, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2025, the value of the cumulative 8% dividends for all Rego preferred stock was $14,678,021. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 10 – STOCKHOLDERS’ EQUITY

On February 22, 2024, the Company engaged a merchant bank in a consultative capacity to advise on capital funding and strategic initiatives which include the prospective sale of the Company. The Company had agreed to pay a fee equal to 1.5% of the transaction value upon closing. On March 18, 2025, the Company terminated this agreement due to the incapacity of the principal of the merchant bank and is assessing the retention of a replacement advisor.

Option Amendments and Adjustments

On February 6, 2025, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 4,072,875 shares of common stock of the Company at exercise prices ranging from $0.90 to $1.48 per share. These options were scheduled to expire in the first and second quarter of 2025 and the expiration date of each such option was extended to December 31, 2026. The increase in fair value of this term extension was $1,129,783 which was expensed during the three months ended March 31, 2025. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 63.0%, risk free interest rate of 4.21%, and expected option life of 1.9 years.

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

NOTE 11 – STOCK OPTIONS AND WARRANTS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2025, under the 2008 Plan, options to purchase 200,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Statutory Stock Options. As of March 31, 2025, under the 2013 Plan grants of restricted stock and options to purchase 1,200,000 shares of common stock are unvested or unexercised and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by REGO during the three months ended March 31, 2025:

Risk Free Interest Rate	4.0%
Expected Volatility	63.7%
Expected Life (in years)	2.0
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.31

During the three months ended March 31, 2025, the Company issued options to purchase 25,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $7,714 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for REGO’s stock options for the three months ended March 31, 2025:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2024	14,133,650	$0.90	0.8	$2,232

Granted	25,000	0.80	1.9	-
Exercised	-	-	-	-
Expired/Cancelled	(100,000)	1.36	-	-

Balance, March 31, 2025	14,058,650	$0.90	1.1	$1,352

Exercisable at March 31, 2025 and expected to vest thereafter	14,058,650	$0.90	1.1	$1,352

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.72 for Rego’s common stock on March 31, 2025.

REGO recognized share-based compensation expense of $1,137,497 and $114,522 for the three months ended March 31, 2025 and 2024 with respect to stock options.

As of March 31, 2025, there was $0 of unrecognized share-based compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2025 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 12 – OPERATING LEASES

For the three months ended March 31, 2025 and 2024, total rent expense under leases amounted to $1,340 and $1,339. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2025.

NOTE 13 – RELATED PARTY TRANSACTIONS

On February 19, 2025, the Chief Executive Officer and the Chief Financial Officer each received cash bonuses of $30,000 for a total of $60,000 in aggregate.

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

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement with the Lender by one year, from March 13, 2024 to March 13, 2025. On March 13, 2025, the maturity date of this LOC Agreement was extended again for one year to March 13, 2026.

As of March 31, 2025 the outstanding balance on this LOC Agreement is $0.

NOTE 15 – SEGMENT REPORTING

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

	For the Three Months Ended
	March 31,
	2025	2024

NET REVENUE	$-	$-

OPERATING EXPENSES
Transaction expense	64,875	113,201
Sales and marketing	118,733	222,223
Product development	558,541	996,341
General and administrative	1,814,674	712,623
Total operating expenses	2,556,823	2,044,388

NET OPERATING LOSS	(2,556,823)	(2,044,388)

NOTE 16 – SUBSEQUENT EVENTS

An extension of the maturity dates for the 10% Secured Convertible Notes Payable – Stockholders and the 4% Secured Convertible Promissory Notes Payable – Stockholders was provided by the Note holders on April 30, 2025. This extended the maturity dates until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended thereafter on a month-to-month basis unless the Note holder submits notification in writing to the contrary.

On May 7, 2025, the Company engaged a new M&A investment banker to advise on strategic initiatives which include the prospective sale of the Company and capital funding.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following discussion analyzes our results of operations for the three months ended March 31, 2025 and 2024. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended March 31, 2025 and 2024, we generated revenues of $0 and $0.

Net Loss

For the three months ended March 31, 2025 and 2024, we had a net loss of $2,743,488 and $2,291,463.

Transaction Expense

Transaction expense for the three months ended March 31, 2025 was $64,875 compared to $113,201 for the three months ended March 31, 2024. These are transactional charges primarily for the operation of the Mazoola® app, and the Chore Check app. The decrease is attributed to a diminished focus on the business-to-consumer marketspace for the three months ended March 31, 2025 when compared to the three months ended March 31, 2024.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2025 were $118,733 compared to $222,223 for the three months ended March 31, 2024, a decrease of $103,490. The decrease was due to lower marketing consulting and event expenditures for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Product Development

Product development expenses were $558,541 and $996,341 for the three months ended March 31, 2025 and 2024, a decrease of $437,800. Costs associated with outside consultants and the timing of some expenditures for the three months ended March 31, 2025 were lower when compared to the three months ended March 31, 2024.

General and Administrative Expenses

General and administrative expenses increased $1,102,051 to $1,814,674 for the three months ended March 31, 2025 from $712,623 for the three months ended March 31, 2024. The increase is attributed to expenses associated with the extension of certain outstanding stock options that occurred during the three months ended March 31, 2025 and not during the three months ended March 31, 2024.

Interest Expense

During the three months ended March 31, 2025, the Company incurred interest expense of $246,841 compared to $247,075 for the three months ended March 31, 2024, a decrease of $234. The decrease in interest expense relates to decreased levels of outstanding debt.

Dividend Accrual

Accrued preferred dividend expense increased by $74,460 to $704,600 for the three months ended March 31, 2025 compared to $630,140 for the three months ended March 31, 2024. The expense increased as a result of the additional Series B Preferred Stock sold since March 31, 2024.

Liquidity and Capital Resources

As of May 15, 2025 we had cash on hand of approximately $850,000.

Net cash used in operating activities decreased $431,776 to $1,393,998 for the three months ended March 31, 2025 as compared to $1,825,774 for the three months ended March 31, 2024. The decrease resulted primarily from the change in the fair value of options issued in exchange for services compared to that of the same period in the prior year.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement (the “LOC”) with an existing shareholder of the Company. On March 13, 2024, the Company entered into an Amendment to the LOC (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing LOC with the Lender by one year, from March 13, 2024 to March 13, 2025. The maturity date of the LOC was extended a second time on March 13, 2025 until March 13, 2026. As of March 31, 2025 the outstanding balance on this LOC is $0.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the third quarter of 2025. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond June 2025.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2024. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2025 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2025.

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
Date: May 15, 2025

