Form 10-Q
period 2025-09-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2025-11-14
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,586,403 shares of common stock outstanding at November 14, 2025.

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

3

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,691,485	$3,011,493
Prepaid expenses	74,000	50,000
Deposits	341	341

TOTAL CURRENT ASSETS	1,765,826	3,061,834

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $399,335 and $369,550	262,319	286,897
	262,319	286,897

TOTAL ASSETS	$2,028,145	$3,348,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,199,907	$8,470,575
Accounts payable and accrued expenses - related parties	18,154	6,519
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	6,141,237	3,036,237
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	16,090,210	13,973,422

TOTAL CURRENT LIABILITIES	47,068,358	41,105,603

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at September 30, 2025 and December 31, 2024	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 397,222 and 347,222 preferred shares Series B authorized at September 30, 2025 and December 31, 2024; 281,169 shares issued and outstanding at September 30, 2025 and December 31, 2024	29	29

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,586,403 and 136,248,105 shares issued and outstanding at September 30, 2025 and December 31, 2024	13,659	13,625

Additional paid in capital	112,081,015	109,973,586

Accumulated deficit	(157,134,926)	(147,744,122)

STOCKHOLDERS' DEFICIT	(45,040,213)	(37,756,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,028,145	$3,348,731

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Transaction expense	40,057	86,955	162,525	287,288
Sales and marketing	204,011	116,605	433,152	526,065
Product development	808,782	912,706	2,230,764	2,592,996
General and administrative	1,067,569	810,411	3,708,707	2,961,321
Total operating expenses	2,120,419	1,926,677	6,535,148	6,367,670

NET OPERATING LOSS	(2,120,419)	(1,926,677)	(6,535,148)	(6,367,670)

OTHER INCOME (EXPENSE)
Other income	-	-	60,176	-
Interest expense, net	(296,764)	(247,310)	(799,042)	(741,461)
	(296,764)	(247,310)	(738,866)	(741,461)

NET LOSS	(2,417,183)	(2,173,987)	(7,274,014)	(7,109,131)

LESS: Accrued preferred dividends	(707,591)	(704,599)	(2,116,788)	(2,001,033)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,124,774)	$(2,878,586)	$(9,390,802)	$(9,110,164)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.07)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,262,975	136,148,105	136,253,080	135,998,654

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2025 and September 30, 2024

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$(37,756,872)

Share-based compensation	-	-	-	-	-	-	-	-	1,137,497	-	1,137,497
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,600)	(704,600)
Net loss	-	-	-	-	-	-	-	-	-	(2,743,488)	(2,743,488)

Balance, March 31, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,111,083	$(151,192,210)	$(40,067,463)

Share-based compensation	-	-	-	-	-	-	-	-	41,850	-	41,850
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,599)	(704,599)
Net loss	-	-	-	-	-	-	-	-	-	(2,113,343)	(2,113,343)

Balance, June 30, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,152,933	$(154,010,152)	$(42,843,555)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	3,383	1	-	-	-	-	304,467	-	304,468
Conversion of Series B Preferred Stock into common stock	-	-	(3,383)	(1)	-	-	338,298	34	(33)	-	-
Share-based compensation	-	-	-	-	-	-	-	-	623,648	-	623,648
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(707,591)	(707,591)
Net loss	-	-	-	-	-	-	-	-	-	(2,417,183)	(2,417,183)

Balance, September 30, 2025	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,081,015	$(157,134,926)	$(45,040,213)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$(31,390,052)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	485,894
Share-based compensation	-	-	-	-	-	-	-	-	114,522	-	114,522
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(630,140)	(630,140)
Net loss	-	-	-	-	-	-	-	-	-	(2,291,463)	(2,291,463)

Balance, March 31, 2024	98,350	$10	239,802	$25	-	$-	135,848,105	$13,585	$105,307,711	$(139,032,570)	$(33,711,239)

Sale of Series B Preferred Stock	-	-	41,367	4	-	-	-	-	3,723,016	-	3,723,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	300,000	30	307,470	-	307,500
Share-based compensation	-	-	-	-	-	-	-	-	395,063	-	395,063
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(666,296)	(666,296)
Net loss	-	-	-	-	-	-	-	-	-	(2,643,681)	(2,643,681)

Balance, June 30, 2024	98,350	$10	281,169	$29	-	$-	136,148,105	$13,615	$109,733,260	$(142,342,547)	$(32,595,633)

Fair value of options for services	-	-	-	-	-	-	-	-	141,336	-	141,336
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,599)	(704,599)
Net loss	-	-	-	-	-	-	-	-	-	(2,173,987)	(2,173,987)

Balance, September 30, 2024	98,350	$10	281,169	$29	-	$-	136,148,105	$13,615	$109,874,596	$(145,221,133)	$(35,332,883)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,274,014)	$(7,109,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	-	307,500
Share-based compensation	1,802,995	650,921
Amortization	29,785	29,519
Decrease in assets
Prepaid expenses	(24,000)	(31,678)
Increase in liabilities
Accounts payable and accrued expenses	833,798	636,337
Accounts payable and accrued expenses - related parties	11,635	13,153

Net cash used in operating activities	(4,619,801)	(5,503,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(5,207)	(1,118)
Net cash used in investing activities	(5,207)	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of 10% secured convertible notes payable - stockholders	3,305,000	-
Proceeds from sale of Series B Preferred Stock	-	3,723,021

Net cash provided by financing activities	3,305,000	3,723,021

DECREASE IN CASH AND CASH EQUIVALENTS	(1,320,008)	(1,781,476)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,011,493	6,256,634

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,691,485	$4,475,158

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$2,116,788	$2,001,033

Conversion of 10% secured convertible note payable and accrued interest into 3,383 and 5,399 shares of Series B Preferred Stock	$304,467	$485,893

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2024 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

As of November 14, 2025, the Company has a cash position of approximately $1,000,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through December 2025.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2025 and December 31, 2024, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $12,308 and $4,327 in unpaid salary.

As of September 30, 2025 and December 31, 2024, the Company owed the Chief Financial Officer a total of $5,846 and $2,192 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of September 30, 2025 and December 31, 2024 were $42,600. Interest accrued on the loans at 6% and 10% was $14,917 and $12,701 as of September 30, 2025 and December 31, 2024. Interest expense related to these loans payable was $747 and $2,216 for the three months and nine months ended September 30, 2025 and $747 and $2,224 for the three and nine months ended September 30, 2024. There is no collateral associated with these loans.

NOTE 5 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. In June 2025, the Company issued an additional $2,000,000 of Notes to stockholders. In August and September 2025, the Company issued an additional $1,305,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently from December 31, 2024 to April 30, 2025, with the consent of the Note holders. An additional extension was provided by the Note holders on April 30, 2025. This extended the maturity date until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended on a month-to-month basis thereafter unless the Note holder submits notification in writing to the contrary.

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only. Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock. See Note 9 for additional information regarding the Series B Preferred Stock. In addition, pursuant to the terms of a Security Agreement entered into on May 11, 2015 by and among the Company, the Note holders and a collateral agent acting on behalf of the Note holders (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.

The Notes are recorded as a current liability as of September 30, 2025 and December 31, 2024 in the amount of $6,141,237 and $3,036,237, respectively. Interest accrued on the Notes was $3,153,542 and $2,940,724 as of September 30, 2025 and December 31, 2024. Interest expense related to these Notes payable was $136,230 and $297,083 for the three and nine months ended September 30, 2025 and $75,906 and $227,718 for the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2025, a 10% Secured Convertible Noteholder converted $200,000 of principal plus $104,468 of accrued interest into 3,383 shares of Series B Preferred Stock.

NOTE 6 – NOTES PAYABLE – STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

These notes payable are recorded as a current liability as of September 30, 2025 and December 31, 2024 in the amount of $595,000. Interest accrued on the notes as of September 30, 2025 and December 31, 2024 was $505,807 and $443,952. Interest expense, including accretion of discounts, and warrants issued related to these notes payable was $20,845 and $61,855 for the three and nine months ended September 30, 2025 and $22,330 and $63,567 for the three and nine months ended September 30, 2024.

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

The New Secured Notes are convertible by the holders, at any time, into shares of the Company’s authorized Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series C Preferred Stock only. Each share of Series C Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to full ratchet anti-dilution adjustment for one year and weighted average anti-dilution adjustment thereafter, as described in the Certificate of Designation of the Series C Preferred Stock. The New Secured Notes are secured by a lien against substantially all of the Company’s business assets. Upon a liquidation event, the Company shall first pay to the holders of the Series C Preferred Stock, on a pari passu basis with the holders of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, an amount per share equal to 700% of the conversion price (i.e., $630.00 per share of Series C Preferred Stock), plus all accrued and unpaid dividends on each share of Series C Preferred Stock (the “Series C Preference Amount”). The Series C Preference Amount shall be paid prior and in preference to payment of any amounts to the Common Stock. After the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and any additional senior preferred stock, the Series C Preferred Stock participates in further distributions subject to an aggregate cap of seven and one-half times (7.5x) the original issue price thereof, plus all accrued and unpaid dividends.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of September 30, 2025 and December 31, 2024. Interest accrued on the New Secured Notes was $3,798,386 and $3,348,949, as of September 30, 2025 and December 31, 2024. Interest expense, including accretion of discounts related to these New Secured Notes was $149,813 and $449,437 for the three and nine months ended September 30, 2025 and September 30, 2024.

NOTE 8 – INCOME TAXES

Income tax expense was $0 for the three and nine months ended September 30, 2025 and 2024.

As of January 1, 2025, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2025, and there was no accrual for uncertain tax positions as of September 30, 2025. Tax years from 2021 through 2024 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and nine months ended September 30, 2025 and 2024, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $50,610,420 as of September 30, 2025, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum or $7.20 per Series B Preferred Share.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

During the nine months ended September 30, 2025, a Series B Preferred Stockholder converted 3,383 shares of Series B Preferred Stock into 338,298 shares of the Company’s common stock.

During the nine months ended September 30, 2025 and 2024, the Company sold 0 and 41,367 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $0 and $3,723,021.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of September 30, 2025, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of September 30, 2025, the value of the cumulative 8% dividends for all Rego preferred stock was $16,090,210. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

On May 7, 2025, the Company engaged a new investment banker to advise on capital funding and strategic alternatives which include the prospective sale of the Company. The Company agreed to pay a fee equal to 1.75% or 2.00% of the transaction value upon closing, which is dependent upon the aggregate consideration received. There is a minimum fee threshold amount of $1,000,000. No fees were paid to this new investment banker during the nine months ended September 30, 2025.

Option Amendments and Adjustments

On February 6, 2025, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 4,072,875 shares of common stock of the Company at exercise prices ranging from $0.90 to $1.48 per share. These options were scheduled to expire in the first and second quarter of 2025 and the expiration date of each such option was extended to December 31, 2026. The increase in fair value of this term extension was $1,137,256 which was expensed during the nine months ended September 30, 2025. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 63.0%, risk free interest rate of 4.21%, and expected option life of 1.9 years.

On May 1, 2025, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 150,000 shares of common stock of the Company at exercise prices ranging from $1.30 to $1.40 per share. These options were scheduled to expire in May 2025 and the expiration date of each such option was extended to December 31, 2026. The increase in fair value of this term extension was $16,535 which was expensed during the nine months ended September 30, 2025. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 67.2%, risk free interest rate of 3.70%, and expected option life of 1.7 years.

On July 30, 2025, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 1,305,000 shares of common stock of the Company at exercise prices ranging from $0.25 to $1.05 per share. These options were scheduled to expire in July and August 2025 and the expiration date of each such option was extended to December 31, 2027. The increase in fair value of this term extension was $226,656 which was expensed during the three and nine months ended September 30, 2025. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 74.7%, risk free interest rate of 3.94%, and expected option life of 2.4 years.

On September 26, 2025, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 75,000 shares of common stock of the Company at an exercise price of $1.42 per share. These options were scheduled to expire in October 2025 and the expiration date of each such option was extended to December 31, 2027. The increase in fair value of this term extension was $4,014 which was expensed during the three and nine months ended September 30, 2025. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 77.1%, risk free interest rate of 3.55%, and expected option life of 2.3 years

Issuance of Restricted Shares

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no RSAs granted during the three and nine months ended September 30, 2025.

NOTE 11 – STOCK OPTIONS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which were not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of September 30, 2025, under the 2008 Plan, options to purchase 200,000 shares of common stock have been issued and are unexercised, and no shares were available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which were not intended to qualify as Incentive Stock Options are deemed to be Non-Qualified Stock Options. As of September 30, 2025, under the 2013 Plan grants of restricted stock and options to purchase 1,200,000 shares of common stock are unvested or unexercised and no shares of common stock remained available for grants under the 2013 Plan. The 2013 Plan expired on November 18, 2023.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by the Company during the nine months ended September 30, 2025:

Risk Free Interest Rate	3.9%
Expected Volatility	82.1%
Expected Life (in years)	4.4
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.22

During the nine months ended September 30, 2025, the Company issued options to purchase 1,899,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $418,534 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for the Company’s stock options for the nine months ended September 30, 2025:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2024	14,133,650	$0.90	0.8	$2,232

Granted	1,899,000	0.36	4.2	-
Exercised	-	-	-	-
Expired/Cancelled	(2,365,000)	0.54	-	-

Balance, September 30, 2025	13,667,650	$0.89	1.5	$253

Exercisable at September 30, 2025 and expected to vest thereafter	13,667,650	$0.89	1.5	$253

(1)	The aggregate intrinsic value at September 30, 2025 is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.39 for the Company’s common stock on September 30, 2025.

The Company recognized share-based compensation expense of $623,648 and $1,802,995 for the three and nine months ended September 30, 2025 and $131,497 and $650,921 for the three and nine months ended September 30, 2024 with respect to stock options.

As of September 30, 2025, there was $0 of unrecognized share-based compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at September 30, 2025 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 12 – OPERATING LEASES

For the three and nine months ended September 30, 2025, total rent expense under leases amounted to $1,316 and $3,972 and for the three and nine months ended September 30, 2024 total rent under leases amounted to $1,315 and $3,970. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of September 30, 2025.

NOTE 13 – RELATED PARTY TRANSACTIONS

On February 19, 2025, the Chief Executive Officer and the Chief Financial Officer each received cash bonuses of $30,000 for a total of $60,000 in aggregate.

See Notes 3,5,6, and 7, which also include related party transactions.

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

As of September 30, 2025 the outstanding balance on this LOC Agreement is $0.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

NET REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Transaction expense	40,057	86,955	162,525	287,288
Sales and marketing	204,011	116,605	433,152	526,065
Product development	808,782	912,706	2,230,764	2,592,996
General and administrative	1,067,569	810,411	3,708,707	2,961,321
Total operating expenses	2,120,419	1,926,677	6,535,148	6,367,670

NET OPERATING LOSS	(2,120,419)	(1,926,677)	(6,535,148)	(6,367,670)

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

Results of Operations

Comparison of the Three months ended September 30, 2025 and 2024

The following discussion analyzes our results of operations for the three months ended September 30, 2025 and 2024. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the three months ended September 30, 2025 and 2024, we generated revenues of $0 and $0.

Net Loss

For the three months ended September 30, 2025 and 2024, we had a net loss of $2,417,183 and $2,173,987.

Transaction Expense

Transaction expense for the three months ended September 30, 2025 was $40,057 compared to $86,955 for the three months ended September 30, 2024. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to a diminished focus on the business-to-consumer marketspace for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2025 were $204,011 compared to $116,605 for the three months ended September 30, 2024, an increase of $87,406. The increase was due to higher event expenditures along with higher marketing options expenses for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Product Development

Product development expenses were $808,782 and $912,706 for the three months ended September 30, 2025 and 2024, a decrease of $103,924. Decreases in consultant and payroll costs were slightly offset by an increase in integration costs associated with the rollout of the Platform to subscribing financial institutions for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased $257,158 to $1,067,569 for the three months ended September 30, 2025 from $810,411 for the three months ended September 30, 2024. The increase is attributed to higher consulting options expense for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024.

Interest Expense, net

During the three months ended September 30, 2025, the Company incurred interest expense, net of interest income of $296,764 compared to $247,310 for the three months ended September 30, 2024, an increase of $49,454. The increase in interest expense relates to increased levels of outstanding debt resulting from the issuance of additional 10% Secured Promissory Notes.

Dividend Accrual

Accrued preferred dividend expense increased by $2,992 to $707,591 for the three months ended September 30, 2025 compared to $704,599 for the three months ended September 30, 2024.

Comparison of the Nine months ended September 30, 2025 and 2024

The following discussion analyzes our results of operations for the nine months ended September 30, 2025 and 2024. The following information should be considered together with our condensed financial statements for such periods and the accompanying notes thereto.

Net Revenue

We have not generated significant revenue since our inception. For the nine months ended September 30, 2025 and 2024, we generated revenues of $0 and $0.

Net Loss

For the nine months ended September 30, 2025 and 2024, we had a net loss of $7,274,014 and $7,109,131.

Transaction Expense

Transaction expense for the nine months ended September 30, 2025 was $162,525 compared to $287,288 for the nine months ended September 30, 2024. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to the shift away from business-to-consumer initiatives to more of a business-to-business focus.

Sales and Marketing

Sales and marketing expenses for the nine months ended September 30, 2025 were $433,152 compared to $526,065 for the nine months ended September 30, 2024, a decrease of $92,913. The decrease was due to lower marketing consulting and marketing event expenses, offset slightly by an increase in marketing options expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Product Development

Product development expenses were $2,230,764 and $2,592,996 for the nine months ended September 30, 2025 and 2024, a decrease of $362,232. Costs attributed to the Data Center along with the timing of certain consulting expenditures led to higher costs for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2025. This was partially offset by integration, payroll, and security/compliance cost increases associated with the rollout of the Platform to subscribing financial institutions for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

General and Administrative Expenses

General and administrative expenses increased $747,386 to $3,708,707 for the nine months ended September 30, 2025 from $2,961,321 for the nine months ended September 30, 2024. As a result of the revaluation of options awarded to certain consultants, the Company incurred additional consulting options expenses of approximately $950,000 along with an increase in professional fees. These were offset by reductions in payroll costs for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

Other Income

Other income increased by $60,176 for the nine months ended September 30, 2025 compared to $0 for the nine months ended September 30, 2024. The increase is attributed primarily to proceeds received for the sale of the Oink.com domain name that occurred during the nine months ended September 30, 2025 and did not occur during the nine months ended September 30, 2024.

Interest Expense, net

During the nine months ended September 30, 2025, the Company incurred interest expense, net of interest income of $799,042, compared to $741,461 for the nine months ended September 30, 2024, an increase of $57,581. The increase in interest expense relates to increased levels of outstanding debt resulting from the issuance of additional 10% Secured Promissory Notes which occurred during the nine months ended September 30, 2025 and did not occur during the nine months ended September 30, 2024

Dividend Accrual

Accrued preferred dividend expense increased by $115,755 to $2,116,788 for the nine months ended September 30, 2025 compared to $2,001,033 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of November 14, 2025 we had cash on hand of approximately $1,000,000.

Net cash used in operating activities decreased $883,578 to $4,619,801 for the nine months ended September 30, 2025 as compared to $5,503,379 for the nine months ended September 30, 2024. The decrease resulted primarily from the change in share-based compensation, offset by the change in the fair value of common stock issued in exchange for services compared to that of the same period in the prior year.

Net cash used in investing activities increased to $5,207 for the nine months ended September 30, 2025 from $1,118 for the nine months ended September 30, 2024 as a result of an increase in expenditures related to investments in patents.

Net cash provided by financing activities decreased to $3,305,000 for the nine months ended September 30, 2025 from $3,723,021 for the nine months ended September 30, 2024. Proceeds from the sale of Series B Preferred Stock decreased when compared to the prior year offset, by proceeds of 10% secured convertible notes payable to stockholders.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities. On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement (the “LOC”) with an existing shareholder of the Company. On March 13, 2024, the Company entered into an Amendment to the LOC (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing LOC with the Lender by one year, from March 13, 2024 to March 13, 2025. The maturity date of the LOC was extended a second time on March 13, 2025 until March 13, 2026. As of September 30, 2025 the outstanding balance on this LOC is $0.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We do not project that significant revenue will be developed at the earliest until late fourth quarter of 2025. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan. Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations. In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond December 2025.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we do not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2025 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2025, the Company issued $1,305,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes in a private placement to certain accredited investors. Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended September 30, 2025.

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
Date: November 14, 2025

