Form 10-K
period 2025-12-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2026-03-31
CIK 1437283

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $51,439,828 as of June 30, 2025, based on the price at which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 136,586,403 shares of common stock outstanding as of the close of business on March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

REGO PAYMENT ARCHITECTURES, INC.

FORM 10-K ANNUAL REPORT

Year Ended December 31, 2025

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

Our focus currently is monetizing the Mazoola® Digital Wallet Platform in the Financial Technology (“FinTech”) industry and mainstream financial services industry through white label, licensing and partnership agreements.  We have successfully launched the Mazoola® App and are focused on improving and monetizing the existing Platform and App that will act as the foundation for the strategic alignment with the FinTech industry and mainstream financial services industry.  The FinTech industry is composed primarily of startup companies that use software to provide financial services more efficiently and less costly than traditional financial service companies.  With our Children’s Online Privacy Protection Act (“COPPA”) and GDPRkidsTM Trustmark compliant technology as an added feature, we believe we may have better market success.

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

In November 2020, California went even further by passing the California Privacy Rights Act (“CPRA”) of 2020. The CPRA is the strongest consumer privacy law ever enacted in the United States and achieves broad general parity with the most comprehensive laws in other jurisdictions including Europe (GDPR), Japan, Israel, New Zealand, and Canada. Protection of children is a key component of the CPRA with significant expansion to enforcement also included. CPRA empowers the Attorney General, California’s 62 different district attorneys, and a new California Privacy Protection Agency (“CPPA”) to enforce it, The CPPA began enforcement on July 1, 2023. In 2023 privacy laws in Colorado, Connecticut, Utah, and Virginia went into effect. In 2024, Montana, Oregon, and Texas also put privacy laws into effect. In 2025, Delaware, Iowa, Maryland, Minnesota, Nebraska New Hampshire, New Jersey, and Tennessee all enacted privacy laws. Indiana, Kentucky, and Rhode Island are expected to enact privacy laws in 2026.

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

Industry Background

In 2025, global population data indicate that approximately 25% of the world’s population is under age 15. With the global population now estimated to be around 8.2 billion, that equates to roughly 2.0 billion children under age 15. These children mostly belong to two demographic groups of interest: Generation Z (“Gen Z”) and Generation Alpha (“Gen Alpha”).

Gen Z, those born between 1997 and 2010, continues to be distinguished by growing up in a deeply digital environment. As younger consumers, they remain among the most internet-savvy generations. While authoritative, public “global spending power” estimates for Gen Z vary significantly, recent studies highlight sustained digital-first consumption patterns. Younger consumers increasingly rely on smartphones and digital wallets for purchases, accelerating a broader shift away from cash. A 2025 report observed that roughly half of global consumers now use a digital wallet - with younger users, especially under 24, disproportionately likely to use mobile payments for everyday spending.

Gen Alpha, those born since 2010, continues to grow as a group shaped entirely by 21st-century digital technologies. They stand to be the most technologically native generation yet, likely to demand high-quality digital products and show brand discernment from an early age. As they mature into teenagers and young adults over the coming years, their influence on family spending, peer consumption, and digital-first financial habits is expected to rise.

Because there is no direct financial solution for these generations, they still use either cash or their parent’s funding source (credit card) and hence there is still a lack of quantification of the dollar size of the children’s “spending” market, which is separate from the dollars spent on children. Marketers and regulators have taken note of the change and made a shift to a more “digital” approach to their overall strategy. Additionally, children’s access to increasingly available technology has fueled concerns about security, safety and compliance with government regulations. As children march toward adulthood, parents are providing the means for children to have products (money), technology, and then providing them with the increasingly easy opportunity to do so.

From a market perspective, the FinTech industry continues to expand significantly. The global fintech market was valued at approximately $340 billion (USD) in 2024 and is expected to be approximately $395 billion (USD) for 2025, with a long-range forecast exceeding $1 trillion (USD) by 2032.

Digital payments, one of FinTech’s largest segments, remain a key growth driver. Recent data suggest the global digital payment market is expected to reach about $122 billion (USD) in 2025, with robust growth through the decade. Meanwhile, digital wallets are becoming increasingly abundant. A 2025 industry report estimates there are approximately 4.5 billion global digital wallet users this year, with forecasts pointing to about 6 billion by 2030.

Moreover, mobile payments continue to scale dramatically. Studies from 2024–2025 show that the number of mobile-payments users has surpassed 2 billion globally, reinforcing the trend toward mobile-first financial behavior.

The key metrics to the FinTech industry are as follows:

•	The U.S. Fintech market has achieved a $4.56 trillion market size in 2025 and projects a Compound Annual Growth Rate (CAGR) of 11.2% over the next 10 years.
•	In the U.S., the leading FinTech segment is digital payment, which exceeded $3 trillion in 2025 and projects an increase to approximately $7 trillion by 2029.
•	Mobile POS Payments comprise the largest digital payment sector with a total transaction value of approximately $2 trillion in 2025.
•	60% of credit unions and 49% of banks believe partnerships with FinTech companies are important.
•	In 2025, the U.S. accounted for more than 62% of the global FinTech transaction value.
•	75% of global consumers have used at least one FinTech service to pay online or by using a mobile application.
•	78% of U.S. consumers prefer to bank via a mobile app or website.
•	In 2025, 9 out of 10 Americans were using digital payments.

FinTech companies are not restricted to the same degree by regulatory compliance or antiquated systems as the established financial services companies are. However, governments at all levels are increasing their interest in the industry. These companies can concentrate on single purpose solutions, which are designed to enhance the user’s experience. In 2025, over three quarters (77%) of the U.S. population used a digital banking service. Additionally, a recent study found that 99% of Gen Z and 98% of millennials indicated that they use mobile banking.

Given these shifting demographics and rapid FinTech adoption, the opportunity for a financial platform tailored to younger generations remains compelling. With Gen Z already entrenched in mobile-first habits and Gen Alpha growing up in an entirely digital world, there is a growing need for financial solutions that address their unique behaviors and preferences.

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

The global P2P payment market was valued at $4.3 trillion in 2025 and is projected to grow to almost $13 trillion by 2032. In 2025, the largest P2P money transfer service has an estimated annual transaction volume of $1 trillion with over 430 million users worldwide.

Artificial intelligence (“AI”) is projected to reduce bank operating costs by 22% by the year 2030. This could mean savings of approximately $1 trillion. AI in the banking industry is well positioned to combat cybercrimes and financial fraud. Customer service in financial institutions is now being conducted by AI chatbots and other smart systems. Chatbot interactions saved operational costs in the banking industry of $7.3 billion globally in 2023. In 2025, Robo-advisors managed $16 trillion in assets. In the next 10 years, AI is anticipated to handle 95% of all customer interactions.

The global mobile payment market size was valued as high as $7 trillion in 2024 and is projected to grow to $28 trillion by 2032. Through 2024, mobile payment apps are used by more than 2 billion people globally, growing by millions each year. The number of unique contactless mobile payment users worldwide surpassed 1 billion in 2024.

In 2025 there were over 5 billion digital wallet users worldwide. This number is projected to increase by 35% over the next five years. Global digital wallet spending is projected to be approximately $15 trillion in 2025. In 2024, 81% of customers in the US used mobile devices to manage their bank accounts at least once per month.

Against this backdrop, REGO believes the market is primed for its unique digital family life cycle platform. This platform is designed to give Gen Z and Gen Alpha a safe, modern, and responsible alternative to traditional banking. It also solves current limitations on their ability to safely transact using mobile payment solutions for both brick & mortar retail outlets and online shopping. Furthermore, it includes the added benefit of teaching financial responsibility.

In 2024 the Company expanded its product offerings to address another vulnerable demographic: aging parents. There is an emerging demand for tools that help families manage and protect elder finances. A report published by Cornerstone Advisors states that in 2023, Americans over the age of 60 incurred more than $38 billion in losses due to financial exploitation, triple the amount they lost in 2022. Investment scams against the elderly in 2023 exceeded $1 billion for the first time. To that end, the percentage of consumers involved in managing their parents’ financial lives is poised to explode. Surveys indicate that management of parental finances will grow to approximately 40% of the population within the next 10 years. The Cornerstone report estimates parental financial management to be a $1 billion opportunity for financial institutions.

In summary, demographic trends plus accelerating FinTech adoption underscore a generational shift in how people, young and old, access and manage money. REGO’s strategic positioning and product suite align with that shift, potentially placing the Company at the forefront of a multi-decade movement toward digital, inclusive, and generation-aware financial services.

The Company’s Relationship to the Children’s Online Privacy Protection Act

Though the Company does not target or collect the personal information of the under 13 age group, and rather targets parents and families as a whole, the products must still be compliant with COPPA. The Company’s products meet the requirements imposed by COPPA, including the recent amendments.  The Company has gone further than dealing with the federal rules by mapping all state-by-state statutes and regulations that deviate from the federal laws and thus has a complete inter-state commerce view of the regulations that assure compliance for all participants in the system.

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

In 2022 there were 511 GDPR fines that totaled over €835 million. Among the top violators in 2022 were Meta/Facebook twice (totaling €670 million) and Clearview AI, Inc. several times (totaling €68 million). In 2023, TikTok was fined €345 million in relation to its processing of personal data relating to child users of the platform. The Walt Disney Company was fined $10 million in 2025 for COPPA violations associated with YouTube.

The Opportunity

Gen Z and Gen Alpha are the core target users of our mobile payment app, Mazoola®

As consumers, Gen Z and Gen Alpha have deep pockets, but lack direct access to funds.

Their spending power is significant and growing. As of 2025, Gen Z has approximately $450 billion globally in purchasing power. Over 70% of Gen Z say they influence family decisions around furniture, household goods, food and beverages purchases. They are two times more likely to shop on mobile devices than Millennials.

Social and digital learning is key to Gen Z.

85% of Gen Z uses social media to learn about new products.

Gen Z’s financial future and global impact has yet to be written.

While 60% of Gen Z say ‘a lot of money’ is a sign of success and 72% of Gen Z want to start a business one day, the details of how to make smart choices about money are not being shared. As of 2025, 35 states have enacted a personal finance requirement for high schoolers. Gen Z is primed for deep engagement around future-focused payments solutions, but the conversation and learning and introduction of new financial technologies for this generation must occur within an experience that complements their values, interests and goals. To this end, the financial literacy facilities built within our Platform target both the parent and the child.  These built-in guidelines will prepare children for the financial responsibilities they will have in the future and prepare them for the emerging digital economy.

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

These three factors are all supported by REGO’s patented technology.

REGO addresses hard industry problems such as:

•	COPPA compliant technology with a key component being its ability to verify the age of an internet user

•	A master and sub-account architecture with the ability to administer user-specific controls

•	An advanced rules engine to provide strict automated compliance of the parental rules for each child

•	Near real-time buying behavior database on minors – anonymized geolocation, age range and purchases

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

Youth Financial Literacy: Partners can expand their brand story around empowerment and education of youth financial literacy while engaging their ‘future customers’ with Gen Z and Gen Alpha, a digital native population of post-millennial youth.

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

The following are the names and brief descriptions of our patents:

Parent Match: A method of providing control preferences set by a person for a second person who is a prospective Internet user, the method comprising the steps of establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database; linking the first and second accounts such that control settings of the second account are determined through the first account; and viewing Internet content from the second account consistent with the control settings of the second account.

System and Method for Virtual Piggy Bank: A method of providing control preferences for a prospective Internet user, the method comprising the steps of establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database; linking the first and second accounts such that control settings of the second account are determined through the first account; and making a purchase from the second account consistent with the control settings of the second account.

System and Method for Verifying the Age of an Internet User: A system and method of verifying the age of a prospective internet user, the method comprising creating an age check account with a service requester; activating the age check system through the account; inputting into the age check system a user’s information; checking user’s information by age check system; and notifying service requester of checked user’s information by the age check system.

System and Method for Virtual Piggybank Wish-List: A non-transitory computer-readable storage medium, storing one or more programs configured for execution, the one or more programs for monitoring, transmitting, and recording usage of a computer or mobile device connected to a network, the one or more programs including instructions for establishing a first account, the settings of the first account being stored in a database; establishing a second account, the settings of the second account being stored in the database, wherein the second account includes a wish-list; linking the first and second accounts such that control settings of the second account are determined through the first account; and  making a purchase from the wish-list of the second account consistent with the control settings of the second account.

Until such time as the remaining pending patents are awarded, if ever, we intend to also rely on trade secret protection and/or confidentiality agreements with our employees, customers, business partners and others to protect our intellectual property rights.

Furthermore, we have filed trademark applications pertaining to our service with the USPTO, the European Community, and Canada and a service mark application for Mazoola®. The USPTO has already granted us service mark registrations for Oink, Oink (stylized), PiggyPick, Virtual Piggy, Virtual Piggy and design (horizontal), the PIG design, Parent Match, Quickconnect, Virtual Piggy Youth Empowered Parent Approved and Design, Youth Empowered. Parent Approved, and Oink.com. In 2024, the Company sold the Oink.com domain name in a private sale to a third party for $60,000. The European Community has already granted us registration for Virtual Piggy, Virtual Piggy and Design, Virtual Piggy Youth Empowered Parent Approved and Design, PiggyPick, Wishlist Wednesday, the PIG design, and the PIG design (alternative). All European trademarks associated with Virtual Piggy were not renewed and expired in 2024. The Canadian Intellectual Property Office has already granted the registration for VP Authenticate.

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

Research and Development

During 2025 and 2024, our research and product development expenses were approximately $3.3 million and $3.3 million, all of which were borne by us.

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

As of the date of this report, we have not generated significant revenue. Our previous revenues were generated by taking a small percentage of every transaction from an online merchant. Until now this was our only revenue source. As we proceed through 2026, we expect to seek additional revenue streams as follows:

•	Private labeling licenses for: financial institutions, FinTech companies, telecommunication vendors, distributors, and value-added resellers (VAR)

•	User subscription fees based on premium services

•	Transaction and processing fees for both closed and open network transactions

•	Special services fees for ad hoc special requests

•	Data analytics sales – using algorithms to analyze use data for sale to data brokers (meta data)

•	Advertising revenue – for context-based push messaging to subscribers

•	Shared transaction revenue or rebates from banking partners

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

Our Plan of Operation

We launched our direct-to-consumer Mazoola® app in 2021. In 2025, we built upon this to launch our Family Wallet white-label solution for banks and credit unions, which included:

•	Launched our first Family Wallet white-label solution for a $7 billion AUM bank with over 160,000 customers

•	Advanced our second Family Wallet white-label solution integration to Beta stage for a $6 billion AUM credit union with expected launch in Q1 2026

•	Created core integrations to support white-label clients which can be reused with other financial institutions

•	Updated our database architecture to cost-effectively support separate table sets for banks of all sizes

•	Created a child-only version of our mobile app for use by our white-label clients

•	Passed both SOC 2 Type I and SOC 2 Type II audits

•	Implemented systems for tracking and updating SOC requirements going forward to streamline annual SOC 2 Type II audits

•	Implemented systems allowing us to send emails from domains belonging to our white-label clients

•	Established strategic partnerships for staff-scaling to meet white-label client demand

•	Worked with partners to create card controls integration

•	Finished the prototype of the Senior Guard product

•	Created a standard library of over 500 test cases to be used for automated frontend testing

In addition to expanding the existing payment solution to a growing US and global customer base, management believes there is robust demand for:

1.	A digital ecosystem for children embedded within a marketplace of service offerings, delivered via in-house technology and through third party integrations (“super app”). The inherent fenced design and systems architecture of the Mazoola® digital wallet aligns well with the overall purpose and approach of a “super app”— to offer a wide array of services within a controlled environment on mobile operating systems, such as iOS and Android.

2.	Expanded in-application service modules such as investments, charitable giving, and financial literacy, as well as, the inclusion of new marketplaces, health centers, and logistics/inventory management systems.

3.	Predictive analytic products and services based on REGO’s anonymized data collection techniques.

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

To compete effectively, we will focus a majority of our 2026 resources on product distribution and integration costs associated with the rollout of the Platform to subscribing financial institutions.

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

Human Capital Resources

As of December 31, 2025, we had 5 employees who were working in the areas of marketing, programming and product development, web development, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement. We believe that our relations with our employees are good. We outsource our marketing efforts and most of our product development costs. Our relationship with all of these vendors is good.

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

We have experienced net losses in each fiscal year since our inception and as of December 31, 2025, have an accumulated deficit of approximately $160.2 million.  We incurred net losses attributable to common stockholders of approximately $12.4 million during the year ended December 31, 2025 and approximately $11.6 million during the year ended December 31, 2024.  As of March 31, 2026 we had a cash position of approximately $0.2 million.  Depending on the speed at which we begin to generate revenue, and to the degree we continue to accelerate spending to take advantage of our market opportunity, we will need additional capital to execute our business plan.  As a result of these conditions, the report of our independent accountants issued in connection with the audit of our financial statements as of and for our fiscal year ended December 31, 2025 contained a qualification raising a substantial doubt about our ability to continue as a going concern.

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

Our ability to attract new users, and encourage users to use our payment services in times where consumer spending is weak could materially and adversely affect our business, financial condition and results of operations.

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

We have patents and have made patent applications with the United States Patent and Trademark Office related to our Platform, which we rely on for protection of our technology.  We also rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of complete patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S. and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patents or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

We may be subject to claims with respect to the infringement of intellectual property rights of others, which could result in substantial costs and diversion of our financial and management resources.

Third parties may claim that we are infringing on their intellectual property rights. We may violate the rights of others without our knowledge. We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims.  While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify, and we have not made an exhaustive search of all patent filings. Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third-party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim. In addition, in the event that we recruit employees from other technology companies, including certain potential competitors, and these employees are used in the development of portions of the Platform which are similar to the development in which they were involved at their former employers, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information.  If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion of our financial and management resources. Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business, financial condition and results of operations. Even if intellectual property claims brought against us are without merit, they could result in costly and time-consuming litigation and may divert our management and key personnel from operating our business.

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

Our payment system is susceptible to potentially illegal use.  Use of our payment system for illegal or improper purposes could subject us to claims, such as individual and class action lawsuits, government and regulatory investigations, inquiries or requests that could result in potential liability.  Increased penalties for intermediaries providing payment services for certain illegal activities have become more prevalent.  Any threatened or resulting claims could result in a material adverse effect on our business.

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

Access to worldwide markets depends in part on the strength of our intellectual property portfolio. There can be no assurance that, as our business expands into new areas, we will be able to independently develop the technology, software or know-how necessary to conduct our business or that we can do so without infringing the intellectual property rights of others. To the extent that we have to rely on licensed technology from others, there can be no assurance that we will be able to obtain licenses at all or on terms we consider reasonable. The lack of a necessary license could expose us to claims for damages and/or injunction from third parties, as well as claims for indemnification by our customers in instances where we have a contractual or other legal obligation to indemnify them against damages resulting from infringement claims. Regarding our own intellectual property, we intend to actively enforce and protect our rights to the extent practicable. However, there can be no assurance that our efforts will be adequate to prevent misappropriation or improper use of our protected technology in international markets.

RISKS RELATED TO OUR COMMON STOCK

Our strategic alternatives process may not result in a successful corporate transaction or liquidity event.

Our Board of Directors is continually exploring our strategic alternatives.  Any process of exploring strategic alternatives includes market risk and other uncertainties.  There can be no assurance that an exploration of strategic alternatives will result in the successful consummation of a liquidity event, capital raise or other corporate transaction, on a basis that will provide any specific level of value to our common stockholders or other security holders, or at all.  On September 22, 2022 the Company engaged an investment banking firm to explore a potential sale of the Company. The Company and this investment banking firm mutually agreed to terminate their agreement on February 22, 2024 and a merchant bank was simultaneously engaged in a consultative capacity to advise on capital funding and strategic initiatives. We terminated our agreement with the merchant bank in March 2025 due to the incapacity of the principal and engaged a replacement investment banking firm on May 7, 2025. We remain committed to the exploration and assessment of our strategic alternatives.

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

The Company’s common stock currently trades on the OTC QB in the United States.  Listing requirements for exchanges such as NASDAQ include financial and trading requirements that, as of December 31, 2025 the Company does not meet.  The listing process can be lengthy, discretionary, and ultimately must include meeting financial and trading requirements.  There can be no assurance that the Company will ever be listed on a national stock exchange.  Currently, the Company does not qualify for listing based on its stock price, among other things. Therefore, certain institutional investors may not be able to purchase the Company’s common stock as a result of their own ownership guidelines and liquidity in the Company’s common stock would remain more limited.  Further, the Company’s ability to raise money through subsequent offerings of its common stock will be more limited if the Company is not able to list on a national exchange.

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

Historically, our common stock has been thinly traded. This low trading volume may have had a significant effect on the market price of our common stock, which may not be indicative of the market price in a more liquid market. As of March 31, 2026, options for the purchase of 11,404,025 shares of our common stock were outstanding and 71,197,352 shares of common stock were issuable upon conversion of our outstanding Series A and B Cumulative Convertible Preferred Stock and 10% Secured Convertible Notes Payable convertible into Series B Cumulative Convertible Preferred Stock and 4% Secured Convertible Notes Payable convertible into Series C Cumulative Convertible Preferred Stock.  Sales of a substantial number of shares of our common stock in the public market originally issued through the conversion of convertible notes, preferred stock, exercise of options or warrants, or additional financing transactions could adversely affect the market price of our common stock.

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

Our board of directors is authorized to issue up to 2,000,000 shares of preferred stock with such rights, designation, and preferences as determined by our board of directors.  As of the date of this report, we have 379,519 shares of preferred stock outstanding (consisting of 98,350 shares of Series A Cumulative Convertible Preferred Stock and 281,169 shares of Series B Cumulative Convertible Preferred Stock), authorized the issuance of up to 300,000 shares of Series C Cumulative Convertible Preferred Stock, and 1,614,098 preferred shares remain unissued. Our board of directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock without shareholder approval. Depending upon our future financial needs, our board may, in the exercise of its business discretion, determine to issue additional shares of preferred stock having rights superior to those of our common stock which may result in a decrease in the value or market price of such shares. Holders of such preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of the shares of our common stock.

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

A material percentage of the currently outstanding shares of our common stock were issued as “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted securities, these shares may be resold only pursuant to an effective registration statement, under the requirements of Rule 144, or other applicable exemptions from registration under the Securities Act and applicable state securities laws.  Generally, Rule 144 provides that a person who has held restricted securities for a prescribed period may, under certain conditions, publicly resell such shares. Under Rule 144, a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) may freely resell restricted securities issued by a reporting company so long as such securities have been held by the owner for a period of at least one year, or under certain circumstances six months.  The availability of a large number of shares for sale to the public under Rule 144 and the sale of such shares in public markets could have an adverse effect on the market price of our common stock.

We may require shareholders to authorize additional shares for us to properly finance our business.

Upon the Company’s formation, and through subsequent approval, our shareholders authorized and approved 230,000,000 shares of common stock.  Currently, only approximately 11.7 million such shares remain available for issuance. To finance and continue to grow our business, we will require additional capital and have historically relied upon the issuance of common stock, or securities convertible into common stock, for such financing.  Should our shareholders be unwilling to approve a sufficient increase in the number of our authorized shares of common stock, we would be required to finance our business with debt or other instruments, which may be difficult or impossible to secure on terms acceptable to us.  If that were to occur, we may not be able to (a) pay our costs and expenses as they are incurred, (b) execute our business plan, (c) take advantage of future opportunities, or (d) respond to competitive pressures or unanticipated requirements, which may, in the extreme case, require us to liquidate the Company.

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

Management plays a crucial role in assessing and managing material risks from cybersecurity threats. At the management level, the Company’s cybersecurity risk management and strategy is led by its Head of Product and Operations, who reports to the CEO. The qualifications of the Head of Product and Operations include over 20 years of IT management, cybersecurity, and information governance experience. The Head of Product and Operations is regularly informed about the latest developments in cybersecurity, including emerging threats and technologies to adapt security measures accordingly. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Management’s role includes:

•	Risk Assessment: Management conducts annual cybersecurity risk assessments to identify and evaluate potential threats and vulnerabilities. Management considers the likelihood and potential impact of various cybersecurity risks, considering the Company’s assets, systems, and operations, to prioritize mitigation efforts.
•	Compliance with Regulations: Management implements and maintains compliance with relevant cybersecurity regulations and standards applicable to the Company.

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

Common Stockholders

As of March 31, 2026 our shares of Common Stock were held by 137 stockholders of record.

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

Re-purchases of equity securities by the issuer and affiliated purchasers

The Company and its affiliates did not repurchase any common stock in the fourth quarter of 2025.

Sales of unregistered securities

The Company did not make any sales of unregistered securities during the fourth quarter of 2025.

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

Youth Financial Literacy: Partners can expand their brand story around empowerment and education of youth financial literacy while engaging their ‘future customers’ with Gen Z and Gen Alpha, a digital native population of post-millennial youth.

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

Other markets for potential licensed applications are:

•	Government social services payments where control over how benefits allowances are used is required. This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

•	Closed network consumer to business (C2B) and business to business (B2B). An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system. This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement. Many school lunch programs are now provided by large catering companies. This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate. Removing this overhead can have a significant positive financial impact on profitability. It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

•	Integration of our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into digital banking platforms. This will make the Company's family wallet available to financial institutions which will allow end-user customers of subscribing financial institutions to utilize the Company's family wallet.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following discussion analyzes our results of operations for the years ended December 31, 2025 and 2024. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

We have not generated significant revenue since our inception.  For the years ended December 31, 2025 and 2024, we generated revenues of $2,250 and $0. Our historical revenue was generated from transactional sources with customers. Commencing in 2025, revenues will be generated primarily from business-to-business, SaaS subscriptions.

Net Loss

Our net loss attributable to common stockholders increased $0.8 million to $12.4 million for the year ended December 31, 2025 when compared to $11.6 million for the year ended December 31, 2024. This was due to increases to general and administrative costs ($0.9 million), interest expense ($0.1 million) and accrued preferred dividends ($0.1 million) partially offset by decreases in transaction expense ($0.1 million) and sales and marketing expense ($0.2 million) for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Transaction Expense

Transaction expense for the year ended December 31, 2025 was $0.2 million compared to $0.3 million for year ended December 31, 2024. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to the shift away from business-to-consumer initiatives to more of a business-to-business focus.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $0.2 million for the year ended December 31. 2025 to $0.4 million compared to $0.6 million for the year ended December 31, 2024. The decrease was due to lower marketing consulting and marketing event expenses, offset slightly by an increase in marketing options expense in 2025 as compared to 2024.

Product Development Expenses

Product development expenses remained unchanged at $3.3 million for the years ended December 31, 2025 and 2024.

Data Center costs and the timing of certain consulting expenditures decreased for the year ended December 31, 2025 when compared to the year ended December 31, 2024. However, these decreases were completely offset by increases to integration, payroll, and security/compliance cost increases associated with the rollout of the Platform to subscribing financial institutions for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

General and Administrative Expenses

The total 2025 general and administrative expenses increased by $0.8 million for the year ended December 31, 2025 to $4.5 million compared to $3.7 million for the year ended December 31, 2024. As a result of the revaluation of options awarded to certain consultants, the Company incurred additional consulting options expenses of approximately $1.0 million along with an increase in professional fees. These were partially offset by reductions in payroll costs for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Interest Expense, net

Interest expense, net of interest income, increased by $0.1 million for the year ended December 31, 2025 to $1.1 million compared to $1.0 million for the year ended December 31, 2024. Higher levels of outstanding debt from issuance of additional 10% Secured Promissory Notes caused the increase for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Liquidity and Capital Resources

Net cash used in operating activities decreased $0.9 million to $6.1 million for the year ended December 31, 2025 compared to $7.0 million for the year ended December 31, 2024. The decrease in 2025 resulted primarily from increased accounts payable and the change in share-based compensation, offset by the change in the fair value of common stock issued in exchange for services as compared to 2024.

Net cash used in investing activities increased $0.011 million to $0.012 million for the year ended December 31, 2025 compared to $0.001 million for the year ended December 31, 2024 as a result of an increase in expenditures related to investments in patents. The Company maintained its current patents in 2025.

Net cash provided by financing activities decreased by $0.4 million to $3.3 million for the year ended December 31, 2025 compared to $3.7 million for the year ended December 31, 2024. The Company did not receive any proceeds from the sale of Series B Preferred Stock in 2025. However, the Company did receive $3.3 million in proceeds from the sale of 10% secured convertible notes payable to stockholders in 2025. This was $0.4 million less than the $3.7 million in proceeds received from the sale of Series B Preferred Stock in 2024.

As we have not realized significant revenues since our inception, we have financed our operations through public and private offerings of debt and equity securities.

On March 13, 2023, Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with James Davison (the “Lender”). The Lender is an existing shareholder of the Company. Pursuant to the LOC Agreement, the Lender may extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which may be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings may be made by the Company as long as there has not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full: (i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days. This LOC Agreement was extended for one year on March 13, 2024, and then again on March 13, 2025 for an additional year. There were no draws on this LOC Agreement as of December 31, 2025. The LOC Agreement expired on March 13, 2026.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We do not project that significant revenue will be developed until at the earliest the second quarter of 2026. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

As of March 31, 2026, the Company has a cash position of approximately $0.2 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will be able to finance its operations through April 2026.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended December 31, 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:

Name	Age	Position with Company
Gerald Hannahs	74	Chairman of the Board
Peter S. Pelullo	74	Director, Chief Executive Officer
Joseph R. Toczydlowski	56	Chief Financial Officer

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

Gerald Hannahs

Gerald Hannahs has served as a director of Rego since 2015. Mr. Hannahs served as an Account Executive and First Vice President for EF Hutton, Prudential and Paine Webber from 1982 to 1986. Mr. Hannahs co-founded Texarkoma Crude & Gas Company in 1983. Mr. Hannahs has over 30 years of experience in the investment business and the oil and gas industry.  As a result of these and other professional experiences, Mr. Hannahs possesses particular knowledge and experience in investing, finance and accounting, SEC reporting, sales and marketing that strengthen the board’s collective qualifications, skills, and experience.

Peter S. Pelullo

Peter S. Pelullo, has served as a director of Rego since 2020. Mr. Pelullo has been an entrepreneur for the past 20 years and has been Chief Executive Officer since August 2020. While his career has focused on the media and telecommunications industries, Mr. Pelullo has had extensive experience in both the construction and food and beverage industries. Mr. Pelullo founded Clariti Telecommunications International, LTD, a NASDAQ Small Cap listed company that developed proprietary digital wireless technology. Mr. Pelullo identified and organized through European banks, asset managers, and portfolio managers approximately $90 million in equity for such company’s technology and business development. Mr. Pelullo has extensive experience in corporate finance, operating a public company, strategic planning, cash flow management and international business development. Mr. Pelullo was also the founder of Alpha International Recording Studios which he merged with the world-renowned Sigma Sound Studio which created the “Sound of Philadelphia”. He also created Philly World Records (an independent record label), which he sold to MCA Records. Mr. Pelullo also has years of experience in the Real Estate sector as well as restructuring and work out services for companies that need to return to solvency and stable operations.

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

Insider Trading Policy

Due to the Company’s small number of directors, officers and employees, the Company has not adopted a formal Insider Trading Policy. However, the Board and management are cognizant of the need to promote compliance with applicable securities laws, known as “insider trading” laws, which prohibit persons who receive or become aware of material non-public information about the Company (or other companies that do business with the Company) from trading in the Company’s (or such other company’s) securities or providing material non-public information to others who may trade in the Company’s (or such other company’s) securities on the basis of that information.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of our common stock file initial reports of ownership and reports of changes in beneficial ownership of our common stock with the SEC. They are also required to furnish us with copies of all Section 16(a) forms that they file with the SEC. Based solely on our review of the copies of such forms received by us, or written representations from such persons that no reports were required for those persons, we believe that all Section 16(a) filing requirements were satisfied during our fiscal year ended December 31, 2025, except that Mr. Pelullo and Mr. Hannahs each failed to file one Form 4 with respect to receipt of a stock option grant and Mr. Pelullo failed to file one Form 4 with respect to a disposition of shares.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the compensation earned by the Company’s executive officers during the years ended December 31, 2025 and 2024:

				Stock		Option	All Other
		Salary	Bonus	Awards (1)		Awards (1)	Compensation	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)	($)
Peter S. Pelullo, Chief Executive Officer	2025	393,558	30,000			112,933		536,491
	2024	422,774	160,000	406,500	(2)	-	-	989,274

Joseph R. Toczydlowski, Chief Financial Officer	2025	190,000	30,000	-			-	220,000
	2024	219,231	65,000	-		-	-	284,231

(1)	The value of the stock awards is based on the closing stock price on the date that the stock awards were issued. The option awards were based on the Black-Scholes option pricing model with assumptions for dividend yield, risk free interest rate, expected volatility and expected life described in Note 12 to the financial statements included in this Form 10-K.

(2)	Stock was issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth information with respect to outstanding equity-based awards held by the named executive officers at December 31, 2025:

		Option awards					Stock awards
Equity
incentive
									Equity		plan awards:
				Equity					incentive		Market or
				incentive					plan awards:		payout
				plan awards:				Market	Number of		value of
		Number of	Number of	Number of			Number of	value of	unearned		unearned
		securities	securities	securities			shares or	shares or	shares, units		shares, units
		underlying	underlying	underlying			units of	units of	or other		or other
		unexercised	unexercised	unexercised	Option		stock that	stock that	rights that		rights that
		options	options	unearned	Exercise	Option	have not	have not	have not		have not
		(#)	(#)	options	Price	Expiration	vested	vested	vested		vested
Name		exercisable	unexercisable	(#)	($)	Date	(#)	($)	(#)		($)
Peter S. Pelullo	(a)	500,000	-	-	0.33	7/30/2030	-	-	3,750,000	(d)	1,237,500
Peter S. Pelullo				500,000	(b)	(c)
Joseph R. Toczydlowski		250,000	-	-	1.21	8/16/2027	-	-	-		-
Joseph R. Toczydlowski				250,000	(b)	(c)

(a) Options were issued to International Corporate Management, Inc., a company owned by Peter S. Pelullo

(b) Option Exercise Price not currently determinable

(c) Expires five years from grant date

(d) Consists of awards of 2,000,000 and 1,750,000 shares of common stock contingent upon certain events including the sale of the Company

No named executive officers exercised stock options or warrants during 2025.

Narrative Disclosure to Compensation Tables

Employment Agreements

On August 11, 2020 the Company appointed Peter S. Pelullo as Chief Executive Officer.  In connection with his appointment, the Company also entered into an Employment Agreement with him, pursuant to which he will be employed on an at will basis with an annual salary of $200,000 during the first year of his employment and will be reviewed for increases thereafter. His annual base salary is currently $400,000. He is also eligible to receive an annual bonus.

The original Employment Agreement provided that Mr. Pelullo receive a grant of 250,000 shares of the common stock of the Company, vesting immediately and also provided for the grant of a non-statutory stock option to acquire 500,000 shares of the common stock of the Company at an exercise price of $0.25 per share (or if greater, the fair market value of such stock on the grant date), vesting immediately. In addition, upon the sale or change in control of more than 50% of the Company, Mr. Pelullo will be granted a non-statutory stock option to acquire 500,000 shares of the common stock of the Company at the exercise price of the closing price per share on the date of sale or change of control (or if greater, the fair market value of such stock on the grant date), vesting immediately upon issuance.

On April 1, 2024 the Company entered into a new Employment Agreement with Mr. Pelullo. This Employment Agreement has an initial two-year term, and renews for successive one-year periods unless either party gives 60 days prior notice of non-renewal. This Employment Agreement also provides that he will be employed on an at-will basis with an annual salary of $375,000 during the first year after the effective date with a $25,000 increase during the second year after the effective date, and such base salary will be reviewed for increases annually thereafter. Mr. Pelullo’s annual base salary is currently $400,000. He is also eligible to receive an annual bonus at the discretion of the Board of Directors. This Employment Agreement also provides that Mr. Pelullo receive 1,750,000 shares of common stock (the “Contingent Grant Shares”) upon the sale or change in control of more than 50% of the Company. Upon termination of employment prior to fulfillment of the term of the Employment Agreement, the Contingent Grant Shares shall be issued to Mr. Pelullo. Furthermore, upon termination prior to fulfillment of the term of the Employment Agreement, Mr. Pelullo will be entitled to medical and dental coverage for a period of one year.

On July 30, 2025, a five year, non-statutory stock option to acquire 500,000 shares of the Company’s common stock at an exercise price of $0.33 per share was awarded to International Corporate Management, Inc., a company owned by Mr. Pelullo. The Company recognized share-based compensation expense of $112,933 in 2025 with respect to these options.

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

Directors Compensation Table

The following table shows all compensation paid or granted, during or with respect to the 2025 fiscal year, to each of our directors (other than those who are also our named executive officers) for services rendered to REGO Payment Architectures, Inc. during 2025.

Nonqualified
				Non-equity incentive	deferred
	Fees Earned or	Stock	Option	plan	compensation	All Other
	paid in cash	awards	awards	compensation	earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Gerald Hannahs	120,000	-	112,933	-	-	-	232,933

Mr. Hannahs outstanding equity awards consist of options to purchase 500,000 shares exercisable at $0.33 per share and a contingent award of 2,000,000 shares of the Company’s common stock upon the sale of the Company.

Narrative Disclosure to Directors Compensation Table

We have no formal compensation program for our non-employee directors. Our non-employee directors are eligible to receive cash, options, restricted stock, and other equity-linked grants pursuant to non-plan grants. Each member of our board of directors receives reimbursement for expenses incurred in connection with his or her services as a member of our board or board committees.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The persons or groups known to us to be beneficial owners of more than 5% of our outstanding common stock, Series A Cumulative Convertible Preferred Stock or Series B Cumulative Convertible Preferred Stock as of March 31, 2026, are reflected in the charts below.  The following information is based upon Schedules 13D and 13G filed with the Securities and Exchange Commission by the persons and entities shown as of the respective dates appearing or other information provided to the Company.

Title of	Name and address of beneficial	Amount and nature of beneficial		Percent of
class	owner	ownership		class
Common	John Paul DeJoria Family Trust	34,804,123	(b)	22.6%
Series A Cumulative Convertible Preferred	1888 Century Park East	10,000		10.2%
Series B Cumulative Convertible Preferred	Suite 1600	164,446		58.5%
	Century City, CA 90067

Common	Peter S. Pelullo	22,043,983	(c)	16.1%
	325 Sentry Parkway, Suite 200
	Blue Bell, PA 19422

Common	Gerald Hannahs, Jr.	8,457,333	(d)	6.0%
Series A Cumulative Convertible Preferred	17710 Leatha Lane	30,000		30.5%
	Little Rock, AR 72223

(a) This table has been prepared based on 136,586,403 shares of our common stock, 98,350 shares of Series A Cumulative Convertible Preferred Stock and 281,169 shares of Series B Cumulative Convertible Preferred Stock outstanding on March 31, 2026.

(b) Information herein is derived in part from a Schedule 13D/A Amendment No. 1 (the “Schedule 13D”) filed by: (1) John Paul DeJoria, in his individual capacity (“Mr. DeJoria”), (2) John Paul DeJoria Family Trust (the “Family Trust”), of which Mr. DeJoria is the settlor and the sole trustee, (3) JP’s Nevada Trust (the “Nevada Trust”), of which Mr. DeJoria is the settlor and the investment trustee, (4) JPD Family Office Services, LLC (“Trust Services”), which is the distribution trustee of the Nevada Trust, and (5) JDP 2019 Gift Trust (the “Gift Trust”), of which Mr. DeJoria is the settlor and the sole trustee (the foregoing being collectively referred to as the “Reporting Persons”) on May 20, 2024. Mr. DeJoria has sole voting power over all of the indicated shares, and sole dispositive power over 27,661,266 shares and shared dispositive power over 7,142,857 shares. Mr. DeJoria beneficially owns an aggregate of 34,804,123 shares of Common Stock, of which 17,248,412 are outstanding shares of Common Stock and 17,555,711 are shares of Common Stock that are issuable upon the conversion or exercise of other securities of the Company that are beneficially owned by Mr. DeJoria. The Schedule 13D contains additional information with respect to the ownership breakdown among the Reporting Persons. The business address of the Nevada Trust and Trust Services is 1701 Green Valley Parkway, Building 4, Suite A, Henderson NV 89074. The business address of Mr. DeJoria and the other affiliated entities is 109 West 7th Street, Suite 200, Georgetown, TX 78626.

(c) Consists of 4,792,858 shares of common stock, 16,751,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.33 per share. The options are held by International Corporate Management, Inc.

(d) Consists of 4,624,000 shares of common stock, 500,000 shares of common stock underlying options exercisable at $0.33 per share, and 30,000 shares of Series A convertible preferred stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

The following table shows beneficial ownership of the Company common stock as of March 31, 2026, by our directors and our executive officers and by all current directors and executive officers as a group:

	Number of shares of common stock		Percentage of
Name of beneficial owner	beneficially owned (a)		shares outstanding (a)
Peter S. Pelullo	22,043,983	(b)	16.1%

Gerald Hannahs	8,457,333	(c)	6.0%

Joseph R. Toczydlowski	525,000	(d)	*

All current directors and executive officers as a group (3 persons)	31,026,316		22.7%

 (a) This table has been prepared based on 136,586,403 shares of our common stock outstanding on March 31, 2026. The address for each person listed above is c/o REGO Payment Architectures, Inc., 325 Sentry Parkway, Suite 200, Blue Bell, PA 19422.

(b) Consists of 4,792,858 shares of common stock, 16,751,125 shares of common stock held by International Corporate Management, Inc. an affiliate of Mr. Pelullo, and 500,000 shares underlying options exercisable at $0.33 per share. The options are held by International Corporate Management, Inc.

(c) Consists of 4,624,000 shares of common stock, 500,000 shares of common stock underlying options exercisable at $0.33 per share, and 30,000 shares of Series A convertible preferred stock, convertible into 3,333,333 shares of common stock held by Hannahs Value Investors, LLC an affiliate of Mr. Hannahs.

(d) Consists of 275,000 shares of common stock and 250,000 shares of common stock underlying options exercisable at $1.21 per share.

* Less than 1%

Transfer Agent

Our Transfer Agent is Securities Transfer Corporation, and their address and phone number are 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093, (469) 633-0101.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2025:

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
	and rights	and rights	in column (a))

Plan Category	(col. a)	(col. b)	(col. c)
Equity compensation plans approved by security holders: (a)	400,000	$0.50	-

Equity compensation plans not approved by security holders: (b)	11,096,525	0.81	-

Total	11,496,525	$0.80	-

(a)	Equity compensation plans approved by security holders consist of the 2008 Equity Compensation Plan and the 2013 Equity Compensation Plan.

(b)	Options approved by the board but not governed by an Equity Compensation Plan.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company entered into an employment agreement with Peter S. Pelullo, its Chief Executive Officer, who is a more than 5% beneficial owner. As of December 31, 2025, and December 31, 2024, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $6,154 and $4,327 in unpaid salary.

As of December 31, 2025, and December 31, 2024, the Company owed the Chief Financial Officer $2,923 and $2,192 in unpaid salary.

The Company has entered into a consulting agreement with the son of Mr. Pelullo, at a cost of $10,000 per month, plus expenses.  As of December 31, 2025 and 2024, the Company owed the consultant $0 and $0. For each of the years ended December 31, 2025 and 2024, the Company expensed $120,000 to this consultant.

The amounts owed have been included in accounts payable and accrued expenses – related parties.

Director Independence

Our Board of Directors consists of two people. The Board has determined that Gerald Hannahs is an “independent director” within the meaning of the Nasdaq Listing Rules. Peter S. Pelullo, who is a member of the Board of Directors and also our Chief Executive Officer, is not independent within the meaning of the NASDAQ Listing Rules. Our common stock is not listed on Nasdaq, however, we have chosen Nasdaq’s independence rules solely for purposes of this disclosure in accordance with the applicable rules of the Securities and Exchange Commission.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant, Stephano Slack LLC, for the audit of our annual financial statements for the years ended December 31, 2025 and 2024 and the review of the financial statements included in each of our quarterly reports during the fiscal years ended December 31, 2025 and 2024 were $85,069 and $82,350 respectively.

Audit-Related Fees

Fees billed for the years ended December 31, 2025 and 2024 for assurance and related services rendered by Stephano Slack LLC that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2025 and 2024, there were no fees billed for tax compliance, tax advice and/or tax planning by Stephano Slack LLC.

All Other Fees

During the fiscal years ended December 31, 2025 and 2024, there were no additional fees billed for products and services provided by Stephano Slack LLC other than those set forth above.

All services provided by Stephano Slack LLC are pre-approved by our Board of Directors.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements and any applicable schedules are set forth herein.

(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

3.2	Certificate of Ownership (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 30, 2011).

3.3	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 19, 2013).

3.4	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2014).

3.5	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 7, 2012).

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

3.7	Certificate of Designations of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

3.8	Certificate of Amendment of Incorporation (incorporated by reference to Exhibit 3.8 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2017.

3.9	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on form 8-K filed with the Commission on August 24, 2021).

3.10	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 17, 2022).

3.11	Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 28, 2025).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (Reg. # 333-152050) filed with the Commission on August 13, 2008).

4.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 13, 2012).

4.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 3, 2013).

4.5	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.6	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 29, 2013).

4.7	Form of Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 31, 2013).

4.8	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.9	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 29, 2014).

4.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

4.11	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2014).

10.1*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Reg. # 333-152050) filed with the Commission on July 1, 2008).

10.2*	2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2013).

10.3	Form of Securities Purchase Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.4	Form of Secured Convertible Promissory Note (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.5	Form of Security Agreement (March 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2015)

10.6	Form of Securities Purchase Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.7	Form of Secured Convertible Promissory Note (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.8	Form of Security Agreement (May 2015 Secured Convertible Notes) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 11, 2015)

10.9	Form of Promissory Note Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.10	Form of Promissory Note Agreement (including commitment fee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.11	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015)

10.12	Form of Amendment to Promissory Note Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2016)

10.13	ICM Consulting Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2016)

10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.15	Form of Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.16	Form of Amended and Restated Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.17	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 29, 2016)

10.18	License Agreement between the Company and Crowd Cart, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.19	Form of Simple Agreement For Future Equity (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Commission on May 15, 2018).

10.20	Convertible Debenture dated as of December 15, 2019 issued by REGO Payment Architectures, Inc. in favor of Nehemiah Partners I, LP (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 3, 2020).

10.21	Purchase of Business Agreement dated as of January 1, 2021 between Chore Check, LLC and the Registrant (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.22	Nonqualified Stock Option Agreement dated January 1, 2021 between Registrant and Chore Check, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 7, 2021).

10.23*	Employment Agreement between the Registrant and Peter S. Pelullo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed with the Commission on August 14, 2020).

10.24*	Settlement Agreement dated June 1, 2021 between Registrant and Nehemiah Partners I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021.

10.25*	Employment Agreement dated August 16, 2022 between the Company and Joseph Toczydlowski (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 14, 2022).

10.26	Investor Private Line of Credit dated March 13, 2023 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 16, 2023).

10.27	Amendment to Investor Private Line of Credit dated March 13, 2024 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 19, 2024).

10.28	Second Amendment to Investor Private Line of Credit dated March 13, 2025 between Rego Payment Architectures, Inc. and James Davison (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Commission on March 14, 2025).

10.29* **	Employment Agreement dated April 1, 2024 between the Company and Peter S. Pelullo.

21.1**	Subsidiaries of the Registrant.

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement

**filed herewith

ITEM 16.   FORM 10-K SUMMARY.

Not provided.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2026.

REGO Payment Architectures, Inc.

By:	/s/ Peter S. Pelullo
Peter S. Pelullo, Chief Executive Officer and Principal Executive Officer

/s/ Joseph R. Toczydlowski
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Peter S. Pelullo	Director, Chief Executive Officer and Principal Executive Officer	March 31, 2026
Peter S. Pelullo

/s/Joseph R. Toczydlowski	Chief Financial Officer and Principal Accounting Officer	March 31, 2026
Joseph R. Toczydlowski

/s/ Gerald Hannahs	Chairman of the Board, Director	March 31, 2026
Gerald Hannahs

REGO Payment Architectures, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rego Payment Architectures, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rego Payment Architectures, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

/s/ Stephano Slack LLC

We have served as the Company’s auditor since 2024.

Wayne, Pennsylvania

March 31, 2026

REGO Payment Architectures, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$158,687	$3,011,493
Prepaid expenses	74,000	50,000
Deposits	341	341

TOTAL CURRENT ASSETS	233,028	3,061,834

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $409,562 and $369,550	259,263	286,897
	259,263	286,897

TOTAL ASSETS	$492,291	$3,348,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$9,818,757	$8,470,575
Accounts payable and accrued expenses - related parties	9,077	6,519
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	6,141,237	3,036,237
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Preferred stock dividend liability	16,800,495	13,973,422

TOTAL CURRENT LIABILITIES	48,388,416	41,105,603

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at December 31, 2025 and December 31, 2024	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 397,222 and 347,222 preferred shares Series B authorized at December 31, 2025 and December 31, 2024; 281,169 shares issued and outstanding at December 31, 2025 and December 31, 2024	29	29

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,586,403 and 136,248,105 shares issued and outstanding at December 31, 2025 and December 31, 2024	13,659	13,625

Additional paid in capital	112,254,371	109,973,586

Accumulated deficit	(160,164,194)	(147,744,122)

STOCKHOLDERS' DEFICIT	(47,896,125)	(37,756,872)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$492,291	$3,348,731

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2025	2024

NET REVENUE	$2,250	$-

OPERATING EXPENSES
Transaction expense	238,064	345,625
Sales and marketing	401,801	630,664
Product development	3,333,785	3,286,232
General and administrative	4,544,659	3,676,228
Total operating expenses	8,518,309	7,938,749

NET OPERATING LOSS	(8,516,059)	(7,938,749)

OTHER INCOME (EXPENSE)
Other income	60,176	-
Interest expense, net	(1,137,117)	(988,771)
	(1,076,941)	(988,771)

NET LOSS	(9,593,000)	(8,927,520)

LESS: Accrued preferred dividends	(2,827,072)	(2,705,635)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,420,072)	$(11,633,155)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.09)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,337,082	136,048,927

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

For the years ended December 31, 2025 and 2024

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2023	98,350	$10	234,403	$24	-	$-	135,848,105	$13,585	$104,707,296	$(136,110,967)	$(31,390,052)

Sale of Series B Preferred stock	-	-	41,367	4	-	-	-	-	3,723,016	-	3,723,020
Issuance of common stock to board members and employees	-	-	-	-	-	-	400,000	40	406,460	-	406,500
Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	5,399	1	-	-	-	-	485,893	-	485,894
Share-based compensation	-	-	-	-	-	-	-	-	650,921	-	650,921
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(2,705,635)	(2,705,635)
Net loss	-	-	-	-	-	-	-	-	-	(8,927,520)	(8,927,520)

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$(37,756,872)

Conversion of 10% secured convertible notes into Series B Preferred Stock	-	-	3,383	1	-	-	-	-	304,467	-	304,468
Conversion of Series B Preferred Stock into common stock	-	-	(3,383)	(1)	-	-	338,298	34	(33)	-	-
Share-based compensation	-	-	-	-	-	-	-	-	1,976,351	-	1,976,351
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(2,827,072)	(2,827,072)
Net loss	-	-	-	-	-	-	-	-	-	(9,593,000)	(9,593,000)

Balance, December 31, 2025	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,254,371	$(160,164,194)	$(47,896,125)

The accompanying notes are an integral part of these consolidated financial statements.

REGO Payment Architectures, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,593,000)	$(8,927,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value of common stock issued in exchange for services	-	406,500
Share-based compensation	1,976,351	650,921
Amortization	40,012	39,371
Decrease in assets
Prepaid expenses	(24,000)	(31,678)
Increase in liabilities
Accounts payable and accrued expenses	1,452,651	890,903
Accounts payable and accrued expenses - related parties	2,558	4,460

Net cash used in operating activities	(6,145,428)	(6,967,043)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	(12,378)	(1,118)
Net cash used in investing activities	(12,378)	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of 10% secured convertible notes payable - stockholders	3,305,000	-
Proceeds from sale of Series B Preferred Stock	-	3,723,020

Net cash provided by financing activities	3,305,000	3,723,020

DECREASE IN CASH AND CASH EQUIVALENTS	(2,852,806)	(3,245,141)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	3,011,493	6,256,634

CASH AND CASH EQUIVALENTS - END OF YEAR	$158,687	$3,011,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$2,827,072	$2,705,635

Conversion of 10% secured convertible note payable and accrued interest into 3,383 and 5,399 shares of Series B Preferred Stock	$304,468	$485,894

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

Concentration of Credit Risk Involving Cash

The Company maintains cash deposits at financial institutions in the United States. Cash balances may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. At December 31, 2025, the Company’s cash deposits did not exceed federally insured limits. The Company has not experienced any losses related to these balances

Cash and Cash Equivalents

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

Revenues for the years ended December 31, 2025 and 2024 were $2,250 and $0, respectively.

Income Taxes

The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Tax years from 2022 through 2025 remain subject to examination by major tax jurisdictions.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0 and $125 for the years ended December 31, 2025 and 2024. These costs when incurred are included in sales and marketing expenses.

Product Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred. Product development costs were $3,333,785 and $3,286,232 for the years ended December 31, 2025 and 2024.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings (Loss) Per Share resulting in the presentation of basic and diluted earnings (loss) per share. Because the Company reported a net loss for each of the years ended December 31, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

Segment Reporting

The Company follows ASC 280, Segment Reporting, and uses the management approach to identify operating segments. The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions and thus reports as a single reportable segment. The Company’s singular focus is on developing its digital family lifecycle platform. All tangible assets are held in the United States.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 had no impact on the Company’s consolidated financial statement disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

As of March 31, 2026, the Company has a cash position of approximately $0.2 million. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through April 2026.

NOTE 3 - PATENTS AND TRADEMARKS

Costs associated with the registration of patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents (20 years). Trademarks are also being amortized on a straight-line basis over an estimated useful life of 20 years. At December 31, 2025 and 2024, capitalized patent and trademark costs, net of accumulated amortization, were $259,263 and $286,897. Amortization expense for patents and trademarks was $40,012 and $39,371 for the years ended December 31, 2025 and 2024.

The aggregate amortization expense for each of the next five fiscal years is expected to be as follows:

Year	Estimated Amortization Expense
2026	$39,000
2027	$39,000
2028	$39,000
2029	$39,000
2030	$39,000

The intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES – RELATED PARTIES

As of December 31, 2025 and 2024, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $6,154 and $4,327 in unpaid salary.

As of December 31, 2025 and 2024, the Company owed the Chief Financial Officer $2,923 and $2,192 in unpaid salary.

NOTE 5 - LOANS PAYABLE

The balance of the loans payable as of December 31, 2025 and 2024 was $42,600. Interest accrued on the loans at 6% and 10% was $15,664 and $12,701 as of December 31, 2025 and 2024. Interest expense related to these loans payable was $2,962 and $2,971 for the years ended December 31, 2025 and 2024. There is no collateral associated with these loans.

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

The Notes are recorded as a current liability, in the amount of $6,141,237 and $3,036,237 as of December 31, 2025 and 2024. Interest accrued on the notes was $3,306,659 and $2,940,724 as of December 31, 2025 and 2024. Interest expense related to these notes payable was $365,935 and $97,851 for the years ended December 31, 2025 and 2024.

During the year ended December 31, 2025, a 10% Secured Convertible Noteholder converted $200,000 of principal plus $104,468 of accrued interest into 3,383 shares of Series B Preferred Stock.

NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

These notes payable have no formal repayment terms and $370,000 of the notes bear interest at 10% per annum and the remaining $225,000 of the notes bear interest at 20% per annum.

The notes payable are recorded as a current liability as of December 31, 2025 and 2024 in the amount of $595,000. Interest accrued on the notes as of December 31, 2025 and 2024 was $526,652 and $443,952. Interest expense, including accretion of discounts, and warrants issued related to these notes payable was $82,700 and $82,927 for the years ended December 31, 2025 and 2024.

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

The New Secured Notes are convertible by the holders, at any time, into shares of the Company’s authorized Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”) at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series C Preferred Stock only. Each share of Series C Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to full ratchet anti-dilution adjustment for one year and weighted average anti-dilution adjustment thereafter, as described in the Certificate of Designation of the Series C Preferred Stock. Upon a liquidation event, the Company shall first pay to the holders of the Series C Preferred Stock, on a pari passu basis with the holders of the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock, an amount per share equal to 700% of the conversion price (i.e., $630.00 per share of Series C Preferred Stock), plus all accrued and unpaid dividends on each share of Series C Preferred Stock (the “Series C Preference Amount”). The Series C Preference Amount shall be paid prior and in preference to payment of any amounts to the Common Stock. After the payment of all preferential amounts required to be paid to the holders of shares of Series C Preferred Stock, Series A Preferred Stock, Series B Preferred Stock and any additional senior preferred stock, the Series C Preferred Stock participates in further distributions subject to an aggregate cap of seven and one-half times (7.5x) the original issue price thereof, plus all accrued and unpaid dividends. In addition, pursuant to an Amended and Restated Security Agreement by and among the Company, the investors, the holders of the Company’s outstanding Notes and a collateral agent acting on behalf of the investors and holders of the Notes, the New Secured Notes are secured, pari passu with the Notes, by a lien against substantially all of the Company’s business assets.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of December 31, 2025 and 2024. Interest accrued on the New Secured Notes was $3,948,199 and $3,348,949 as of December 31, 2025 and 2024. Interest expense, including accretion of discounts related to these notes payable was $599,250 for the years ended December 31, 2025 and 2024.

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

As of December 31, 2025, the Company had net operating loss carry forwards of approximately $111,330,000, comprised of net operating losses in the amount of approximately $66,194,000 recorded in tax years beginning prior to January 1, 2018 expiring through the year ending December 31, 2038 and net operating losses recorded in tax years beginning January 1, 2018 and after in the amount of approximately $45,136,000 which are allowed for an indefinite carryforward period but may be subject to limitations. This amount can be used to offset future taxable income of the Company.

The income tax (benefit) provision consists of the following:

	December 31,
	2025	2024
Current	$(2,198,000)	$(2,387,000)
Deferred	449,000	(188,000)
Change in valuation allowance	1,749,000	2,575,000

	$-	$-

The Company adopted ASU 2023-09 effective January 1, 2025. The rate reconciliation for the years ended December 31, 2025 and 2024 is presented under the updated disclosure requirements.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
U.S federal income tax benefit at Federal statutory rate	$(2,015,000)	(21)	$(1,875,000)	(21)
State tax, net of federal tax effect	(753,000)	(8)	(700,000)	(8)
Non-deductible share-based compensation	1,019,000	11	-	-
Change in valuation allowance	1,749,000	18	2,575,000	29

Net	$-	-	$-	-

The primary components of the Company’s December 31, 2025 and 2024 deferred tax assets and related valuation allowances are as follows:

	December 31,
	2025	2024

Deferred tax asset for NOL carryforwards	$(36,803,000)	$(34,605,000)
Deferred tax asset for stock based compensation	(5,294,000)	(5,743,000)
Valuation allowance	42,097,000	40,348,000

Net	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of January 1, 2025, the Company had no unrecognized tax benefits and no charge during 2025, and accordingly, the Company did not recognize any interest or penalties during 2025 related to unrecognized tax benefits. There is no accrual for uncertain tax positions as of December 31, 2025.

The Company files U.S. income tax returns and a state income tax return. With few exceptions, the U.S. and state income tax returns filed for the tax years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Warrants originally associated with the Series A Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25. Therefore, it was not necessary to bifurcate these Warrants from the Series A Preferred Stock.

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

REGO Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $50,610,420 as of December 31, 2025, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times the Original Issue Price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $7.20 per Series B Preferred share.

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

The Warrants originally associated with the Series B Preferred Stock were classified as equity, in accordance with FASB ASC 480-10-25. Therefore, it was not necessary to bifurcate these Warrants from the Series B Preferred Stock.

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

During the years ended December 31, 2025 and 2024, the Company sold 0 and 41,367 shares of the Company’s Series B Preferred Stock in private placements to accredited investors and received proceeds of $0 and $3,723,021.

During the year ended December 31, 2025, a 10% Secured Convertible Noteholder converted $200,000 of principal plus $104,468 of accrued interest into 3,383 shares of Series B Preferred Stock (See Note 6). On September 26, 2025 all 3,383 of these Series B Preferred shares were converted into 338,298 shares of the Company’s common stock.

REGO Payment Architectures, Inc. Series C Preferred Stock

In August 2016, REGO authorized 150,000 shares of REGO’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, REGO filed with the Delaware Secretary of State an Amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of December 31, 2025, none of the Series C Preferred Stock shares were issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters.

As of December 31, 2025, the value of the cumulative 8% dividends for all REGO preferred stock was $16,800,495. Such dividends will be paid when and if declared payable by the Company’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

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

On May 7, 2025, the Company engaged a new investment banker to advise on capital funding and strategic alternatives which include the prospective sale of the Company. The Company agreed to pay a fee equal to 1.75% or 2.00% of the transaction value upon closing, which is dependent upon the aggregate consideration received. There is a minimum fee threshold amount of $1,000,000. No fees were paid to this new investment banker for the year ended December 31, 2025.

Option Amendments and Adjustments

During the years ended December 31, 2024 and 2025, the Board of Directors approved modifications to certain outstanding, fully vested stock options primarily to extend their contractual expiration dates. In 2024, the Company extended the terms of approximately 1.98 million options with exercise prices ranging from $0.90 to $1.70 per share. The extensions generally lengthened the contractual term to December 31, 2025. The incremental fair value resulting from these modifications totaled approximately $396,000, which was recognized as compensation expense during the year ended December 31, 2024.

During the year ended December 31, 2025, the Company extended the terms of approximately 7.55 million options with exercise prices ranging from $0.25 to $1.67 per share. The extensions generally lengthened the contractual term to December 31, 2026 and December 31, 2027. The incremental fair value resulting from these modifications totaled approximately $1.56 million, which was recognized as compensation expense during the year ended December 31, 2025. The incremental fair value of the modified awards was determined using the Black-Scholes option pricing model.

Significant assumptions used in the valuation of the modified awards during 2024 and 2025 included:

	2025	2024

Risk Free Interest Rate	3.5% - 4.2%	3.9% - 4.9%
Expected Volatility	63.0% - 81.8%	58.7% - 62.8%
Expected Term (in years)	1.7 – 2.4	1.3 - 2.0
Dividend Yield	0%	0%

Issuance of Restricted Shares

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no RSAs granted during the year ended December 31, 2025.

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

NOTE 12 - STOCK OPTIONS

In 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which were not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). The 2008 Plan expired on March 3, 2019, and no additional grants may be made under the plan. However, options granted prior to the expiration date remain outstanding in accordance with their contractual terms. As of December 31, 2025, options to purchase 200,000 shares of common stock were outstanding and unexercised under the 2008 Plan. No shares remain available for future grants under the 2008 Plan.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which were not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options. The 2013 Plan expired on November 18, 2023, and no additional awards may be granted under the plan. However, awards granted prior to the expiration date remain outstanding in accordance with their respective terms. As of December 31, 2025, awards covering an aggregate of 200,000 shares of common stock were outstanding under the 2013 Plan, consisting of 200,000 shares underlying stock options and 0 shares of nonvested restricted stock or restricted stock units. No shares are available for future grants under the 2013 Plan.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by the Company during the years ended December 31, 2025 and 2024:

	2025	2024

Risk Free Interest Rate	3.9%	4.7%
Expected Volatility	81.8%	60.9%
Expected Life (in years)	4.5	2.0
Dividend Yield	0%	0%
Weighted average estimated fair value of options during the year	$0.23	$0.37

The following table summarizes the activities for the Company’s stock options for the years ended December 31, 2025 and 2024:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2023	14,320,000	$0.90	1.5	$8,416

Granted	611,150	1.03	1.5	$-
Exercised	-	-	-	-
Expired/Cancelled	(797,500)	0.94	-	-

Balance, December 31, 2024	14,133,650	$0.90	0.8	$2,232

Granted	2,315,000	0.37	4.1	-
Exercised	-	-	-	-
Expired/Cancelled	(4,952,125)	0.88	-	-

Balance, December 31, 2025	11,496,525	$0.80	1.9	$93

Exercisable at December 31, 2025	11,496,525	$0.80	1.9	$93

Exercisable at December 31, 2025 and expected to vest thereafter	11,496,525	$0.80	1.9	$93

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.33 and $0.94 for Company’s common stock on December 31, 2025 and 2024.

During the years ended December 31, 2025 and 2024, the weighted average fair value per share of stock options granted during the year was $0.23 and $0.37. The fair value of stock options for employees is expensed over the vesting term in accordance with the terms of the related stock option agreements and for consultants is expensed over the vesting term, if that is shorter than the term of the consulting agreement, otherwise over the term of the consulting agreement. For the years ended December 31, 2025 and 2024, the Company expensed $527,637 and $650,921 relative to the fair value of stock options granted.

As of December 31, 2025, there was $0 of unrecognized compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at December 31, 2025 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 13 - OPERATING LEASES

For the years ended December 31, 2025 and 2024, total rent expense under leases amounted to $4,917 and $5,291. The rent expense pertains to rented office space for the corporate headquarters. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of December 31, 2025.

NOTE 14 - RELATED PARTY TRANSACTIONS

In August 2020, the Company entered into an employment agreement with the Chief Executive Officer who is a more than 5% beneficial owner. As of December 31, 2025 and 2024, the Company owed the Chief Executive Officer $6,154 and $4,327 relative to the employment agreement.

The Company entered into a consulting agreement with the son of the Chief Executive Officer, at a cost of $5,000 per month, plus expenses, which was increased to $10,000 per month on January 1, 2021. As of December 31, 2025 and 2024, the Company owed the consultant $0. For the years ended December 31, 2025 and 2024, the Company has expensed $120,000 and $120,000 to this consultant.

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

See Notes 4,6,7,8, and 15 which also include related party transactions.

NOTE 15 - INVESTOR PRIVATE LINE OF CREDIT

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

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement with the Lender by one year, from March 13, 2024 to March 13, 2025. On March 13, 2025, the maturity date of this LOC Agreement was extended again for one year to March 13, 2026

As of December 31, 2025 the outstanding balance on this LOC Agreement was $0.

On March 13, 2026, this LOC Agreement expired.

NOTE 16 – SEGMENT REPORTING

The Company manages its operations on a consolidated basis and has determined that it operates in a single, reportable segment in accordance with ASC 280, Segment Reporting. The Company's reportable segment is a family financial solutions platform that safeguards children’s privacy and provides anti-fraud protection for the elderly. The segment is data management and monetization. As the Company has one reportable segment, sales, transaction expense, marketing, product development, and general and administrative expenses are equal to consolidated results.

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's CODM in allocating resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company's segment is net income attributable to Rego Payment Architectures, Inc. Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures.

In accordance with ASC 280, the Company has disclosed below the significant segment expense categories that are regularly provided to the CODM and included in the measure of segment profit or loss.

	For the Years Ended
	December 31,
	2025	2024

NET REVENUE	$2,250	$-

OPERATING EXPENSES
Transaction expense	238,064	345,625
Sales and marketing	401,801	630,664
Product development	3,333,785	3,286,232
General and administrative	4,544,659	3,676,228
Total operating expenses	8,518,309	7,938,749

NET OPERATING LOSS	(8,516,059)	(7,938,749)

NOTE 17 - SUBSEQUENT EVENTS

In January and February 2026, the Company granted 250,000 options to purchase the Company’s common stock with a weighted average fair value of $0.17 per share. The Company expensed $42,373 for the fair value of stock options granted during this period.

In January 2026, the Company extended the terms of 400,000 options with an exercise price of $0.90 per share. The extension lengthened the contractual term to December 31, 2030 and $65,392 was expensed for the incremental fair value resulting from this modification.

On March 13, 2026, the Company’s Investor Private Line of Credit (See Note 15) expired.

