Form 10-Q
period 2026-03-31
REGO PAYMENT ARCHITECTURES, INC.
filed 2026-05-20
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,586,403 shares of common stock outstanding at May 15, 2026.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any material operating history or revenue, our ability to attract and retain qualified personnel, our ability to develop and introduce a new service and products to the market in a timely manner, market acceptance of our services and products, our limited experience in the industry, the ability to successfully develop licensing programs and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, the ability to successfully complete our strategic alternatives process, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition with larger companies, general economic conditions, and other risks discussed in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”), and the Company’s other subsequent filings with the SEC.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

3

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$85,250	$158,687
Prepaid expenses	50,600	74,000
Deposits	341	341

TOTAL CURRENT ASSETS	136,191	233,028

OTHER ASSETS

Patents and trademarks, net of accumulated amortization of $416,441 and $409,562	252,384	259,263
	252,384	259,263

TOTAL ASSETS	$388,575	$492,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,808,026	$9,818,757
Accounts payable and accrued expenses - related parties	25,846	9,077
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	6,616,237	6,141,237
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Notes payable - Other	245,000	-
Preferred stock dividend liability	17,472,446	16,800,495

TOTAL CURRENT LIABILITIES	50,786,405	48,388,416

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at March 31, 2026 and December 31, 2025	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 397,222 preferred shares Series B authorized at March 31, 2026 and December 31, 2025; 281,169 shares issued and outstanding at March 31, 2026 and December 31, 2025	29	29

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,586,403 shares issued and outstanding at March 31, 2026 and December 31, 2025	13,659	13,659

Additional paid in capital	112,362,137	112,254,371

Accumulated deficit	(162,773,665)	(160,164,194)

STOCKHOLDERS' DEFICIT	(50,397,830)	(47,896,125)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$388,575	$492,291

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

NET REVENUE	$11,750	$-

OPERATING EXPENSES
Transaction expense	46,967	64,875
Sales and marketing	101,296	118,733
Product development	876,081	558,541
General and administrative	593,015	1,814,674
Total operating expenses	1,617,359	2,556,823

NET OPERATING LOSS	(1,605,609)	(2,556,823)

OTHER INCOME (EXPENSE)
Interest income	129	-
Other income	-	60,176
Interest expense	(332,041)	(246,841)
	(331,912)	(186,665)

NET LOSS	(1,937,521)	(2,743,488)

LESS: Accrued preferred dividends	(671,950)	(704,600)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,609,471)	$(3,448,088)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,586,403	136,248,105

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2026 and March 31, 2025

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2025	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,254,371	$(160,164,194)	$(47,896,125)

Share-based compensation	-	-	-	-	-	-	-	-	107,766	-	107,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(671,950)	(671,950)
Net loss	-	-	-	-	-	-	-	-	-	(1,937,521)	(1,937,521)

Balance, March 31, 2026	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,362,137	$(162,773,665)	$(50,397,830)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$(37,756,872)

Share-based compensation	-	-	-	-	-	-	-	-	1,137,497	-	1,137,497
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,600)	(704,600)
Net loss	-	-	-	-	-	-	-	-	-	(2,743,488)	(2,743,488)

Balance, March 31, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,111,083	$(151,192,210)	$(40,067,463)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,937,521)	$(2,743,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	107,766	1,137,497
Amortization	6,879	9,852
Decrease in assets
Prepaid expenses	23,400	-
Increase in liabilities
Accounts payable and accrued expenses	989,270	193,448
Accounts payable and accrued expenses - related parties	16,769	8,693

Net cash used in operating activities	(793,437)	(1,393,998)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	-
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of notes payable - other	245,000	-
Proceeds from sale of 10% secured convertible notes payable - stockholders	475,000	-

Net cash provided by financing activities	720,000	-

DECREASE IN CASH AND CASH EQUIVALENTS	(73,437)	(1,393,998)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	158,687	3,011,493

CASH AND CASH EQUIVALENTS - END OF PERIOD	$85,250	$1,617,495

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$671,950	$704,600

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2025 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to commercialize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

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

Since inception, the Company has focused on developing and implementing its business plan. The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months. The Company currently needs to generate additional revenues in order to sustain its operations. In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current monetization model is to derive revenues from levels of service fees, transaction fees and in some cases, revenue sharing with banking and distribution partners. As these bases of revenues grow, the Company expects to generate additional revenue to support operations.

As of May 20, 2026, the Company has a cash position of approximately $105,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through May 2026.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2026 and December 31, 2025, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $20,000 and $6,154 in unpaid salary.

As of March 31, 2026 and December 31, 2025, the Company owed the Chief Financial Officer a total of $5,846 and $2,923 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of March 31, 2026 and December 31, 2025 were $42,600. Interest accrued on the loans at 6% and 10% was $16,394 and $15,664 as of March 31, 2026 and December 31, 2025. Interest expense related to these loans payable was $730 for the three months ended March 31, 2026 and 2025. These loans are unsecured and do not have specified repayment terms.

NOTE 5 – NOTES PAYABLE - OTHER

Notes Payable - Other as of March 31, 2026 and December 31, 2025 were $245,000 and $0. Interest accrued on these notes payable ranges from 6% to 7%. As of March 31, 2026 and December 31, 2025 accrued interest on these notes was $1,112 and $0. Interest expense recognized for the three months ended March 31, 2026 and 2025 was $1,112 and $0. These loans are unsecured and have a repayment term of 30 days.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. In 2025, an additional $3,305,000 of Notes were issued by the Company to stockholders. For the three months ended, March 31, 2026, the Company issued an additional $475,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently from December 31, 2024 to April 30, 2025, with the consent of the Note holders. An additional extension was provided by the Note holders on April 30, 2025. This extended the maturity date until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended on a month-to-month basis thereafter unless the Note holder submits notification in writing to the contrary.

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

The Notes are recorded as a current liability in the amount of $6,616,237 and $6,141,237 as of March 31, 2026 and December 31, 2025. Interest accrued on the Notes was $3,466,361 and $3,306,659 as of March 31, 2026 and December 31, 2025. Interest expense related to these Notes payable was $159,702 and $75,906 for the three months ended March 31, 2026 and 2025.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

These notes payable to stockholders are classified as current liabilities as of March 31, 2026 and December 31, 2025, totaling $595,000. The notes have no formal repayment terms. Of the total, $370,000 bears interest at 10% per annum, while the remaining $225,000 bears interest at 20% per annum.

Accrued interest on the notes was $547,044 and $526,652 as of March 31, 2026 and December 31, 2025, respectively. Interest expense related to these notes payable was $20,392 for the three months ended March 31, 2026 and 2025.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of March 31, 2026 and December 31, 2025. Interest accrued on the New Secured Notes was $4,098,011 and $3,948,199, as of March 31, 2026 and December 31, 2025. Interest expense, including accretion of discounts related to these New Secured Notes was $149,813 for the three months ended March 31, 2026 and 2025.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2026 and 2025.

As of January 1, 2026, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2025 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2026, and there was no accrual for uncertain tax positions as of March 31, 2026. Tax years from 2022 through 2025 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2026 and 2025, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times the Original Issue Price, or $50,610,420 as of March 31, 2026, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum, or $7.20 per Series B Preferred share.

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

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of March 31, 2026, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of March 31, 2026, the value of the cumulative 8% dividends for all Rego preferred stock was $17,472,446. Such dividends will be paid when and if declared payable by Rego’s board of directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

On May 7, 2025, the Company engaged a new investment banker to advise on capital funding and strategic alternatives which include the prospective sale of the Company. The Company agreed to pay a fee equal to 1.75% or 2.00% of the transaction value upon closing, which is dependent upon the aggregate consideration received. There is a minimum fee threshold amount of $1,000,000. No fees were paid to this investment banker for the three months ended March 31, 2026.

Option Amendments and Adjustments

On January 9, 2026, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 400,000 shares of common stock of the Company at an exercise price of $0.90 per share. These options were scheduled to expire on January 15, 2026 and the expiration date was extended to December 31, 2030. The increase in fair value of this term extension was $65,392 which was expensed during the three months ended March 31, 2026. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 75.9%, risk free interest rate of 3.77%, and expected option life of 5.0 years.

Issuance of Restricted Shares

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no RSAs granted for the three months ended March 31, 2026.

NOTE 12 – STOCK OPTIONS

In 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the shareholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of March 31, 2026, options to purchase 200,000 shares of common stock were outstanding and unexercised under the 2008 Plan. No shares remain available for future grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which were not intended to qualify as Incentive Stock Options, are deemed to be Non-Statutory Stock Options. The 2013 Plan expired on November 18, 2023, and no additional awards may be granted under the plan. However, awards granted prior to the expiration date remain outstanding in accordance with their respective terms. As of March 31, 2026, awards covering an aggregate of 150,000 shares of common stock were outstanding under the 2013 Plan, consisting of 150,000 shares underlying stock options and 0 shares of nonvested restricted stock or restricted stock units.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by the Company during the three months ended March 31, 2026:

Risk Free Interest Rate	3.6%
Expected Volatility	81.8%
Expected Life (in years)	3.2
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.17

During the three months ended March 31, 2026, the Company issued options to purchase 250,000 shares of the Company’s common stock to various consultants and employees. The options were valued at $42,373 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of options was expensed immediately.

The following table summarizes the activities for the Company’s stock options for the three months ended March 31, 2026:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2025	11,496,525	$0.80	1.9	$93

Granted	250,000	0.46	3.0	-
Exercised	-	-	-	-
Expired/Cancelled	(352,500)	1.04	-	-

Balance, March 31, 2026	11,394,025	$0.79	1.9	$-

Exercisable at March 31, 2026 and expected to vest thereafter	11,394,025	$0.79	1.9	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.25 for the Company’s common stock on March 31, 2026.

The Company recognized share-based compensation expense of $107,766 and $1,137,497 for the three months ended March 31, 2026 and 2025 with respect to stock options.

As of March 31, 2026, there was $0 of unrecognized share-based compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at March 31, 2026 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 13 – OPERATING LEASES

For the three months ended March 31, 2026 and 2025, total rent expense under leases amounted to $1,804 and $1,340. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of March 31, 2026.

NOTE 14 – RELATED PARTY TRANSACTIONS

On January 29, 2026 the Company entered into a $10,000 Promissory Note agreement with the Chief Executive Officer. This Promissory Note had a term of 30 days and an interest rate of 7%. It was repaid in full with applicable interest on February 9, 2026.

On January 30, 2026 the Company entered into a $15,000 Promissory Note agreement with the Chairman. This Promissory Note had a term of 30 days and an interest rate of 7%. It was repaid in full with applicable interest on April 3, 2026.

See Notes 3,6,7, and 8, which also include related party transactions.

NOTE 15 - INVESTOR PRIVATE LINE OF CREDIT

On March 13, 2023, the Company entered into an Investor Private Line of Credit agreement (the “LOC Agreement”) with an existing shareholder of the Company (the “Lender”). Pursuant to this agreement, the Lender could extend unsecured loans to the Company in the amount of up to twenty million dollars ($20,000,000) which could be drawn upon by the Company for a period of one year in order to provide additional capital to facilitate the Company’s operations. Drawings could be made by the Company as long as there had not been any material change in the operations of the Company. Loans under the LOC Agreement bear interest at the rate of 7% per annum. Drawings under the LOC Agreement must be repaid in full:(i) upon the execution and completion of a sale, merger or other transaction of the Company whereby the Company transfers its ownership and/or its assets to a third party within thirty (30) days of the completion of the transaction (a “Change of Control”) or (ii) if a Change of Control does not occur within one year from the date of the LOC Agreement, the Company will repay any amounts outstanding within sixty (60) days.

On March 13, 2024, the Company entered into an Amendment to Investor Private Line of Credit (the “Amendment”) with the Lender. The Amendment extended the maturity date of the existing Investor Private Line of Credit Agreement with the Lender by one year, from March 13, 2024 to March 13, 2025. On March 13, 2025, the maturity date of this LOC Agreement was extended again for one year to March 13, 2026

On March 13, 2026, this LOC Agreement expired with no outstanding balance.

NOTE 16 – SEGMENT REPORTING

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

	For the Three Months Ended
	March 31,
	2026	2025

NET REVENUE	$11,750	$-

OPERATING EXPENSES
Transaction expense	46,967	64,875
Sales and marketing	101,296	118,733
Product development	876,081	558,541
General and administrative	593,015	1,814,674
Total operating expenses	1,617,359	2,556,823

NET OPERATING LOSS	(1,605,609)	(2,556,823)

NOTE 17 – SUBSEQUENT EVENTS

In April 2026, the Company granted stock options to purchase 510,000 shares of the Company’s common stock with a weighted average grant-date fair value of $0.10 per share, for a total fair value of $49,430. The fair value of stock options granted was estimated on the grant date using the Black-Scholes option pricing model.

In April 2026, an additional $375,000 of the 10% Secured Convertible Notes were issued to certain investors in private placements.

In April 2026, the Company issued an additional $300,000 of Notes Payable – Other to certain investors. Interest ranged from 7% to a flat 8% transaction fee. These Notes Payable – Other are unsecured and have a repayment term of 30 days.

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

Revenues are generated from the Platform from multiple sources depending on the level of service and facilities requested. There are levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following discussion analyzes our results of operations for the three months ended March 31, 2026 and 2025. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

For the three months ended March 31, 2026 and 2025, we generated revenues of $11,750 and $0. Revenues for the three months ended March, 31, 2026 were generated from business-to-business, SaaS subscriptions associated with the rollout of the Platform.

Net Loss

For the three months ended March 31, 2026 and 2025, we had a net loss of $1,937,521 and $2,743,488.

Transaction Expense

Transaction expense for the three months ended March 31, 2026 was $46,967 compared to $64,875 for the three months ended March 31, 2025. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to a diminished focus on the business-to-consumer marketspace for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Sales and Marketing

Sales and marketing expenses for the three months ended March 31, 2026 were $101,296 compared to $118,733 for the three months ended March 31, 2025, a decrease of $17,437. The decrease was due to lower marketing options expense that was partially offset by increased event expenditures for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Product Development

Product development expenses were $876,081 and $558,541 for the three months ended March 31, 2026 and 2025, an increase of $317,540. The increase was due to higher integration, payroll, and security/compliance costs associated with the rollout of the Platform to subscribing financial institutions for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses decreased $1,221,659 to $593,015 for the three months ended March 31, 2026 from $1,814,674 for the three months ended March 31, 2025. The decrease is attributed to lower consulting fees and lower consulting options expenses for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Interest Expense

During the three months ended March 31, 2026, the Company incurred interest expense of $332,041 compared to $246,841 for the three months ended March 31, 2025, an increase of $85,200. The increase in interest expense relates to increased levels of outstanding debt for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

Dividend Accrual

Accrued preferred dividend expense decreased by $32,650 to $671,950 for the three months ended March 31, 2026 compared to $704,600 for the three months ended March 31, 2025. The expense decreased due to the reversal of a prior period over-accrual that was adjusted during the three months ended March 31, 2026.

Liquidity and Capital Resources

As of May 20, 2026 we had cash on hand of approximately $105,000.

Net cash used in operating activities decreased $600,561 to $793,437 for the three months ended March 31, 2026 as compared to $1,393,998 for the three months ended March 31, 2025. The decrease resulted primarily from the change in the fair value of options issued in exchange for services which was partially offset by an increase in accounts payable and accrued expenses compared to that of the same period in the prior year.

Net cash provided by financing activities increased by $720,000 for the three months ended March 31, 2026 as compared to $0 for the three months ended March 31, 2025. This increase was due to the proceeds received from the sale of notes payable-other and the proceeds received from the sale of 10% secured convertible notes payable-stockholder which occurred during the three months ended March 31, 2026 but not during the three months ended March 31, 2025.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.  On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement (the “LOC”) with an existing shareholder of the Company. This LOC Agreement was extended for one year on March 13, 2024, and then again on March 13, 2025 for an additional year. There were no draws on this LOC Agreement and it expired on March 13, 2026.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.  We do not project that significant revenue will be developed at the earliest until the third quarter of 2026. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond May 2026.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included in the Company’s Form 10-K for the year ended December 31, 2025. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2026 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2026, the Company issued $475,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes in a private placement to certain accredited investors. Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Director Resignation

On May 15, 2026, Gerald Hannahs resigned from his position as a member of the Board of Directors, of Rego Payment Architectures, Inc. Mr. Hannahs’ resignation from the Board of Directors was not the result of any disagreement with the Company as referenced in Item 5.02(a) of Form 8-K.

Appointment of New Director

On May 15, 2026, Rego Payment Architectures, Inc. (the “Company”) appointed Joseph R. Toczydlowski to the Board of Directors (the “Board”), effective immediately. There are no arrangements or understandings between Mr. Toczydlowski and any other persons pursuant to which he was elected as a director. Mr. Toczydlowski is not being appointed to any Board committees. Additionally, other than previously disclosed executive compensation arrangements, there are no transactions involving the Company and Mr. Toczydlowski that the Company would be required to report pursuant to Item 404(a) of Regulation S-K.

Mr. Toczydlowski, age 56, was appointed the Chief Financial Officer of the Company in August 2022. Mr. Toczydlowski has held various financial positions at Sculptz, Inc. since 1998, most recently as Chief Financial Officer since April 2011. His other areas of expertise include taxation, business analytics and marketing. In early 2022, Mr. Toczydlowski provided CFO consulting services to a tech startup with publicly traded shares. He previously served as a Senior Tax Accountant at United Refrigeration, Inc. and Arthur Andersen & Co. Mr. Toczydlowski is a Certified Public Accountant and has a B.S. in Accounting from LaSalle University.

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended March 31, 2026.

During the three months ended March 31, 2026, the Company issued $245,000 aggregate principal amount of Notes Payable - Other in a private placement to certain accredited investors. Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

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
Date: May 20, 2026

