Form 10-Q
period 2026-06-30
REGO PAYMENT ARCHITECTURES, INC.
filed 2026-08-14
CIK 1437283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,697,503 shares of common stock outstanding at August 14, 2026.

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

3

ITEM 1. FINANCIAL STATEMENTS

Rego Payment Architectures, Inc.

Rego Payment Architectures, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$95,014	$158,687
Prepaid expenses	50,600	74,000
Deposits	341	341

TOTAL CURRENT ASSETS	145,955	233,028

OTHER ASSETS
Patents and trademarks, net of accumulated amortization of $430,199 and $409,562	238,625	259,263
	238,625	259,263

TOTAL ASSETS	$384,580	$492,291

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$11,040,838	$9,818,757
Accounts payable and accrued expenses - related parties	6,808	9,077
Loans payable	42,600	42,600
10% secured convertible notes payable - stockholders	7,066,237	6,141,237
Notes payable - stockholders	595,000	595,000
4% secured convertible notes payable - stockholders	14,981,250	14,981,250
Notes payable - Other	1,273,022	-
Preferred stock dividend liability	18,175,217	16,800,495

TOTAL CURRENT LIABILITIES	53,180,972	48,388,416

CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 195,500 preferred shares Series A authorized; 98,350 shares issued and outstanding at June 30, 2026 and December 31, 2025	10	10

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 572,222 preferred shares Series B authorized at June 30, 2026 and 397,222 shares Series B authorized at December 31, 2025; 280,058 shares issued and outstanding at June 30, 2026 and 281,169 shares issued and outstanding at December 31, 2025	29	29

Preferred stock, $.0001 par value; 2,000,000 preferred shares authorized; 300,000 preferred shares Series C authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-

Common stock, $ .0001 par value; 230,000,000 shares authorized; 136,697,503 and 136,586,403 shares issued and outstanding at June 30, 2026 and December 31, 2025	13,670	13,659

Additional paid in capital	112,787,342	112,254,371

Accumulated deficit	(165,597,443)	(160,164,194)

STOCKHOLDERS' DEFICIT	(52,796,392)	(47,896,125)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$384,580	$492,291

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET REVENUE	$31,850	$-	$43,600	$-

OPERATING EXPENSES
Transaction expense	-	57,593	46,967	122,468
Sales and marketing	88,735	110,408	190,031	229,141
Product development	787,052	863,441	1,663,133	1,421,982
General and administrative	916,742	826,464	1,509,757	2,641,138
Total operating expenses	1,792,529	1,857,906	3,409,888	4,414,729

NET OPERATING LOSS	(1,760,679)	(1,857,906)	(3,366,288)	(4,414,729)

OTHER INCOME (EXPENSE)
Interest income	544	-	673	-
Other income	-	-	-	60,176
Interest expense	(360,872)	(255,437)	(692,913)	(502,278)
	(360,328)	(255,437)	(692,240)	(442,102)

NET LOSS	(2,121,007)	(2,113,343)	(4,058,528)	(4,856,831)

LESS: Accrued preferred dividends	(702,771)	(704,599)	(1,374,721)	(1,409,198)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(2,823,778)	$(2,817,942)	$(5,433,249)	$(6,266,029)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	136,586,403	136,248,105	136,586,403	136,248,105

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2026 and June 30, 2025

(Unaudited)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2025	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,254,371	$(160,164,194)	$(47,896,125)

Share-based compensation	-	-	-	-	-	-	-	-	107,766	-	107,766
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(671,950)	(671,950)
Net loss	-	-	-	-	-	-	-	-	-	(1,937,521)	(1,937,521)

Balance, March 31, 2026	98,350	$10	281,169	$29	-	$-	136,586,403	$13,659	$112,362,137	$(162,773,665)	$(50,397,830)

Conversion of Series B Preferred Stock into common stock	-	-	(1,111)	(0)	-	-	111,100	11	(11)	-	-
Share-based compensation	-	-	-	-	-	-	-	-	425,216	-	425,216
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(702,771)	(702,771)
Net loss	-	-	-	-	-	-	-	-	-	(2,121,007)	(2,121,007)

Balance, June 30, 2026	98,350	$10	280,058	$29	-	$-	136,697,503	$13,670	$112,787,342	$(165,597,443)	$(52,796,392)

	Preferred		Preferred		Preferred		Common
	Stock Series A		Stock Series B		Stock Series C		Stock		Additional
	Number of		Number of		Number of		Number of		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2024	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$109,973,586	$(147,744,122)	$(37,756,872)

Share-based compensation	-	-	-	-	-	-	-	-	1,137,497	-	1,137,497
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,600)	(704,600)
Net loss	-	-	-	-	-	-	-	-	-	(2,743,488)	(2,743,488)

Balance, March 31, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,111,083	$(151,192,210)	$(40,067,463)

Share-based compensation	-	-	-	-	-	-	-	-	41,850	-	41,850
Accrued preferred dividends	-	-	-	-	-	-	-	-	-	(704,599)	(704,599)
Net loss	-	-	-	-	-	-	-	-	-	(2,113,343)	(2,113,343)

Balance, June 30, 2025	98,350	$10	281,169	$29	-	$-	136,248,105	$13,625	$111,152,933	$(154,010,152)	$(42,843,555)

See the accompanying notes to the condensed consolidated financial statements.

Rego Payment Architectures, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,058,528)	$(4,856,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	532,982	1,179,347
Amortization	20,638	19,754
Accretion of discount on note payable	111,656	-
Decrease in assets
Prepaid expenses	23,400	-
Increase in liabilities
Accounts payable and accrued expenses	1,110,426	553,894
Accounts payable and accrued expenses - related parties	(2,269)	(1,981)

Net cash used in operating activities	(2,261,695)	(3,105,817)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in patents	-	(3,585)
Net cash used in investing activities	-	(3,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - other	1,273,022	-
Proceeds from sale of 10% secured convertible notes payable - stockholders	925,000	2,000,000

Net cash provided by financing activities	2,198,022	2,000,000

DECREASE IN CASH AND CASH EQUIVALENTS	(63,673)	(1,109,402)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	158,687	3,011,493

CASH AND CASH EQUIVALENTS - END OF PERIOD	$95,014	$1,902,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during period for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Accrued preferred dividends	$1,374,721	$1,409,198

Fair value of options issued as a discount for notes payable	$86,457	$-

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These statements include all adjustments (consisting only of normal recurring adjustments) which management believes necessary for a fair presentation of the financial statements and have been prepared on a consistent basis using the accounting policies described in the summary of accounting policies included in the Company’s 2025 Annual Report on Form 10-K (the “Form 10-K”). All significant intercompany transactions and balances have been eliminated in consolidation. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed, or omitted pursuant to such rules and regulations, although the Company believes that the accompanying disclosures are adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional financing to commercialize the Company’s current technology before another company develops or markets similar technology to compete with the Company.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of ASU 2023-09 had no impact on the Company’s consolidated financial statement disclosures.

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

As of August 14, 2026, the Company has a cash position of approximately $250,000. Based upon the current cash position and the Company’s planned expense run rate, management believes the Company has funds currently to finance its operations through September 2026.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2026 and December 31, 2025, the Company owed the Chief Executive Officer, who is also a more than 5% beneficial owner, a total of $4,616 and $6,154 in unpaid salary.

As of June 30, 2026 and December 31, 2025, the Company owed the Chief Financial Officer a total of $2,192 and $2,923 in unpaid salary.

NOTE 4 – LOANS PAYABLE

Loans payable as of June 30, 2026 and December 31, 2025 were $42,600. Interest accrued on the loans at 6% and 10% was $17,133 and $15,664 as of June 30, 2026 and December 31, 2025. Interest expense related to these loans payable was $739 and $1,469 for the three and six months ended June 30, 2026 and $739 and $1,469 for the three and six months ended June 30, 2025. These loans are unsecured and do not have specified repayment terms.

NOTE 5 – NOTES PAYABLE - OTHER

Notes Payable - Other as of June 30, 2026 and December 31, 2025, net of debt discount, were $1,273,022 and $0. Interest accrued on these notes payable ranges from 6% to 12%. As of June 30, 2026 and December 31, 2025 accrued interest on these notes was $7,478 and $0. Interest expense recognized for the three and six months ended June 30, 2026 was $6,366 and $7,478 and for the three and six months ended June 30, 2025 was $0 and $0. These loans are unsecured and have a repayment term of 30 days.

During the three months ended June 30, 2026, the Company entered into agreements with noteholders to issue aggregate notes payable-other of $1,160,000 and issued two-year options to purchase 655,000 shares of the Company's common stock at an exercise price of $0.90 per share. The notes bore interest ranging from 7% to 12% per annum, were unsecured, and had contractual maturities between 10 to 30 days. The options were valued using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility ranging from 92.8% to 100.3%, risk-free interest rates ranging from 3.76% to 4.15%, and an expected term of two years. Based on the relative fair value allocation, $148,635 was allocated to the options and recorded as a debt discount on the related notes payable. The debt discount is amortized to interest expense over the contractual term of the notes using the effective interest method. During the three and six months ended June 30, 2026, the Company recognized $111,656 of debt discount amortization as interest expense. As of June 30, 2026, the remaining unamortized debt discount related to these notes was $36,978.

As of June 30, 2026, notes with an aggregate principal balance of approximately $1,265,000 were outstanding beyond their contractual maturity dates. Management represented that the Company and the respective noteholders had verbally agreed to extend the repayment dates; however, no formal written amendments had been executed as of June 30, 2026. These notes remained classified as current liabilities.

NOTE 6 – 10% SECURED CONVERTIBLE NOTES PAYABLE - STOCKHOLDERS

On March 6, 2015, the Company, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), issued $2,000,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes due March 5, 2016 (the “Notes”) to certain stockholders. On May 11, 2015, the Company issued an additional $940,000 of Notes to stockholders. In 2025, an additional $3,305,000 of Notes were issued by the Company to stockholders. During the six months ended June 30, 2026, the Company issued an additional $925,000 of Notes to stockholders. The maturity dates of the Notes have been extended most recently from December 31, 2024 to April 30, 2025, with the consent of the Note holders. An additional extension was provided by the Note holders on April 30, 2025. This extended the maturity date until May 31, 2025, with a provision stipulating that unless previously repaid in full such date shall be automatically extended on a month-to-month basis thereafter unless the Note holder submits notification in writing to the contrary.

The Notes are convertible by the holders, at any time, into shares of the Company’s Series B Preferred Stock at a conversion price of $90.00 per share, subject to adjustment for stock splits, stock dividends and similar transactions with respect to the Series B Preferred Stock only. Each share of Series B Preferred Stock is currently convertible into 100 shares of the Company’s common stock at a current conversion price of $0.90 per share, subject to anti-dilution adjustment as described in the Certificate of Designation of the Series B Preferred Stock. In addition, pursuant to the terms of a Security Agreement entered into on May 11, 2015, as amended, by and among the Company, the Note holders and a collateral agent acting on behalf of the Note holders (the “Security Agreement”), the Notes are secured by a lien against substantially all of the Company’s business assets. Pursuant to the Purchase Agreement, the Company also granted piggyback registration rights to the holders of the Series B Preferred Stock upon a conversion of the Notes.

The Notes are recorded as a current liability as of June 30, 2026 and December 31, 2025 in the amount of $7,066,237 and $6,141,237, respectively. Interest accrued on the Notes was $3,642,522 and $3,306,659 as of June 30, 2026 and December 31, 2025. Interest expense related to these Notes payable was $176,160 and $355,862 for the three and six months ended June 30, 2026 and $84,947 and $160,853 for the three and six months ended June 30, 2025.

NOTE 7 – NOTES PAYABLE – STOCKHOLDERS

These notes payable to stockholders are classified as current liabilities as of June 30, 2026 and December 31, 2025, totaling $595,000. The notes have no formal repayment terms. Of the total outstanding notes payable, $370,000 bears interest at 10% per annum, while the remaining $225,000 bears interest at 20% per annum.

Accrued interest on the notes was $567,662 and $526,652 as of June 30, 2026 and December 31, 2025, respectively. Interest expense related to these notes payable was $20,618 and $41,010 for the three and six months ended June 30, 2026 and for the three and six months ended June 30, 2025.

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

The New Secured Notes are recorded as a current liability in the amount of $14,981,250 as of June 30, 2026 and December 31, 2025. Interest accrued on the New Secured Notes was $4,247,824 and $3,948,199, as of June 30, 2026 and December 31, 2025. Interest expense, including accretion of discounts related to these New Secured Notes was $149,813 and $299,625 for the three and six months ended June 30, 2026 and June 30, 2025.

NOTE 9 – INCOME TAXES

Income tax expense was $0 for the three and six months ended June 30, 2026 and 2025.

As of January 1, 2026, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2025 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2026, and there was no accrual for uncertain tax positions as of June 30, 2026. Tax years from 2022 through 2025 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2026 and 2025, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

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

Rego Payment Architectures, Inc. Series B Preferred Stock

The Series B Preferred Stock is pari passu with the Series A Preferred Stock and has a preference in liquidation equal to two times its original issue price, or $50,410,440 as of June 30, 2026, to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 2.5 times its original issue price. The Series B Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock can be converted. The Series B Preferred Stock also contains customary approval rights with respect to certain matters. The Series B Preferred Stock accrues dividends at the rate of 8% per annum or $7.20 per Series B Preferred Share.

The conversion price of the Series B Preferred Stock is currently $0.90 per share. The Series B Preferred Stock is subject to mandatory conversion if certain registration or related requirements are satisfied and the average closing price of the Company’s common stock exceeds 2.5 times the conversion price over a period of twenty consecutive trading days.

On May 22, 2026, the Company filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series B Cumulative Convertible Preferred Stock was increased from 397,222 shares to 572,222 shares.

Rego Payment Architectures, Inc. Series C Preferred Stock

In August 2016, Rego authorized 150,000 shares of Rego’s Series C Cumulative Convertible Preferred Stock (“Series C Preferred Stock”). On August 23, 2021, Rego filed with the Delaware Secretary of State an Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock, pursuant to which the amount of authorized Series C Preferred Stock was increased from 150,000 shares to 300,000 shares. As of June 30, 2026, none of the Series C Preferred Stock was issued or outstanding. After the date of issuance of Series C Preferred Stock, dividends at the rate of $7.20 per share will begin accruing and will be cumulative. The Series C Preferred Stock is pari passu with the Series A Preferred Stock and Series B Preferred Stock and has a preference in liquidation equal to seven times its original issue price to be paid out of assets available for distribution prior to holders of common stock and thereafter participates with the holders of common stock in any remaining proceeds subject to an aggregate cap of 7.5 times its original issue price. The Series C Preferred Stockholders may cast the number of votes equal to the number of whole shares of common stock into which the shares of Series C Preferred Stock can be converted. The Series C Preferred Stock also contains customary approval rights with respect to certain matters. There are no outstanding Series C Preferred Shares, therefore the current per annum dividend per share is $0.

As of June 30, 2026, the value of the cumulative 8% dividends for all Rego preferred stock was $18,175,217. Such dividends will be paid when and if declared payable by Rego’s Board of Directors or upon the occurrence of certain liquidation events. In accordance with FASB ASC 260-10-45-11, the Company has recorded these accrued dividends as a current liability.

NOTE 11 – STOCKHOLDERS’ EQUITY

On May 7, 2025, the Company engaged a new investment banker to advise on capital funding and strategic alternatives which include the prospective sale of the Company. The Company agreed to pay a fee equal to 1.75% or 2.00% of the transaction value upon closing, which is dependent upon the aggregate consideration received. There is a minimum fee threshold amount of $1,000,000. No fees were paid to this new investment banker during the six months ended June 30, 2026.

Option Amendments and Adjustments

On January 9, 2026, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 400,000 shares of common stock of the Company at an exercise price of $0.90 per share. These options were scheduled to expire on January 15, 2026 and the expiration date was extended to December 31, 2030. The increase in fair value of this term extension was $65,392 which was expensed during the six months ended June 30, 2026. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility of 75.9%, risk free interest rate of 3.77%, and expected option life of 5.0 years.

On May 11, 2026, the Board of Directors approved amendments extending the term of certain outstanding options to purchase in the aggregate 391,950 shares of common stock of the Company at exercise prices ranging from $0.94 to $1.06 per share. These options were scheduled to expire in May and June 2026 and the expiration dates were extended to dates ranging from December 31, 2028, through June 3, 2031. The increase in fair value of these term extensions was $185,935 which was expensed during the six months ended June 30, 2026. The Company used the Black-Scholes option pricing model to calculate the increase in fair value, with the following assumptions for the extended options: no dividend yield, expected volatility ranging between 89.8% and 91.8%, risk free interest rate ranging between 3.98% and 4.13%, and expected option life ranging between 2.7 and 4.7 years.

Issuance of Restricted Shares

A restricted stock award (“RSA”) is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The grantee cannot transfer the shares before the restricted shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. The Company’s restricted stock awards generally vest over a period of one year. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date. There were no RSAs granted during the three and six months ended June 30, 2026.

NOTE 12 – STOCK OPTIONS

During 2008, the Board of Directors (“Board”) of the Company adopted the 2008 Equity Incentive Plan (“2008 Plan”) that was approved by the stockholders. Under the 2008 Plan, the Company was authorized to grant options to purchase up to 25,000,000 shares of common stock to any officer, other employee or director of, or any consultant or other independent contractor who provides services to the Company. The 2008 Plan was intended to permit stock options granted to employees under the 2008 Plan to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”). All options granted under the 2008 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (“Non-Statutory Stock Options”). As of June 30, 2026, options to purchase 200,000 shares of common stock were outstanding and unexercised under the 2008 Plan. No shares remain available for grants under the 2008 Plan. The 2008 Plan expired on March 3, 2019.

During 2013, the Board adopted the 2013 Equity Incentive Plan (“2013 Plan”), which was approved by stockholders at the 2013 annual meeting of stockholders. Under the 2013 Plan, the Company was authorized to grant awards of stock options, restricted stock, restricted stock units and other stock-based awards of up to an aggregate of 5,000,000 shares of common stock to any officer, employee, director or consultant. The 2013 Plan was intended to permit stock options granted to employees under the 2013 Plan to qualify as Incentive Stock Options. All options granted under the 2013 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be Non-Qualified Stock Options. The 2013 Plan expired on November 18, 2023, and no additional awards may be granted under the plan. However, awards granted prior to the expiration date remain outstanding in accordance with their respective terms. As of June 30, 2026, an aggregate of 150,000 shares of common stock were outstanding under the 2013 Plan, consisting of 150,000 shares underlying stock options and 0 shares of nonvested restricted stock or restricted stock units.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted by the Company during the six months ended June 30, 2026:

Risk Free Interest Rate	3.8%
Expected Volatility	89.1%
Expected Life (in years)	2.4
Dividend Yield	0%
Weighted average estimated fair value of options during the period	$0.17

The following table summarizes the activities for the Company’s stock options for the six months ended June 30, 2026:

	Options Outstanding
			Weighted -
			Average
			Remaining	Aggregate
		Weighted-	Contractual	Intrinsic
	Number of	Average	Term	Value
	Shares	Exercise Price	(in years)	(in 000's) (1)
Balance, December 31, 2025	11,496,525	$0.80	1.9	$93

Granted	1,410,000	0.70	2.0	-
Exercised	-	-	-	-
Expired/Cancelled	(472,500)	1.05	-	-

Balance, June 30, 2026	12,434,025	$0.78	1.7	$1,149

Exercisable at June 30, 2026 and expected to vest thereafter	12,434,025	$0.78	1.7	$1,149

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.61 for the Company’s common stock on June 30, 2026.

The Company recognized share-based compensation expense of $425,216 and $532,982 for the three and six months ended June 30, 2026 and $41,850 and $1,179,347 for the three and six months ended June 30, 2025 with respect to stock options.

As of June 30, 2026, there was $0 of unrecognized share-based compensation cost related to outstanding stock options. The difference, if any, between the stock options exercisable at June 30, 2026 and the stock options exercisable and expected to vest relates to management’s estimate of options expected to vest in the future.

NOTE 13 – OPERATING LEASES

For the three and six months ended June 30, 2026, total rent expense under leases amounted to $1,382 and $2,734 and for the three and six months ended June 30, 2025 total rent under leases amounted to $1,316 and $2,656. The Company has elected not to recognize right-of-use assets and lease liabilities arising from short-term leases. The Company has no long-term lease obligations as of June 30, 2026.

NOTE 14 – RELATED PARTY TRANSACTIONS

On January 29, 2026 the Company entered into a $10,000 Promissory Note agreement with the Chief Executive Officer. This Promissory Note had a term of 30 days and an interest rate of 7%. It was repaid in full with applicable interest on February 9, 2026. Interest expense recognized for the three and six months ended June 30, 2026 was $21.

On January 30, 2026 the Company entered into a $15,000 Promissory Note agreement with the Chairman. This Promissory Note had a term of 30 days and an interest rate of 7%. It was repaid in full with applicable interest on April 3, 2026. Interest expense recognized for the three and six months ended June 30, 2026 was $182.

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

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company's CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company's segment is net income attributable to Rego Payment Architectures, Inc.Financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding where and when to make expenditures.

In accordance with ASC 280, the Company has disclosed below the significant segment expense categories that are regularly provided to the CODM and included in the measure of segment profit or loss.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

NET REVENUE	$31,850	$-	$43,600	$-

OPERATING EXPENSES
Transaction expense	-	57,593	46,967	122,468
Sales and marketing	88,735	110,408	190,031	229,141
Product development	787,052	863,441	1,663,133	1,421,982
General and administrative	916,742	826,464	1,509,757	2,641,138
Total operating expenses	1,792,529	1,857,906	3,409,888	4,414,729

NET OPERATING LOSS	(1,760,679)	(1,857,906)	(3,366,288)	(4,414,729)

NOTE 17 – SUBSEQUENT EVENTS

In July 2026, the Company granted stock options to purchase 322,500 shares of the Company’s common stock with a weighted average grant-date fair value of $0.25 per share, for a total fair value of $80,359.

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

COPPA applies not only to websites and mobile apps.It can apply to a growing list of connected devices that is included in the Internet of Things.Some of these include toys and products that could collect personal information, such as voice recordings or geolocation information. Non-compliance with COPPA has meant substantial fines for many violators.

Management believes that by building on its COPPA compliance advantage, the future of REGO Payment Architectures, Inc. will be based on the foundational architecture of its software platform (the “Platform”) that will allow its use across multiple financial markets where secure controlled payments are needed.The Company intends to license in each alternative field of use the ability for its partners, distributors and/or value-added resellers to private label each of the alternative markets.These partners would deploy, customize and support each implementation under their own label, but with acknowledgement of the Company’s proprietary intellectual property assets as the base technology.Management believes this approach will enable the Company to reduce marketing expenses while broadening its reach.

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

Revenues are generated from the Platform from multiple sources depending on the level of service and facilities requested.There are levels of subscription revenue paid monthly, service fees, transaction fees and in some cases, revenue sharing and licensing with banking and distribution partners.

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

Safety & Security: Partners can safely engage a younger consumer segment and their families with a new family friendly peer-to-peer-payment approach.Vendors will be explicitly protected from non-compliant transactions and the underlying technology protects the privacy of the user.

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

Other markets for potential licensed applications are:

•	Government social services payments where control over how benefits allowances are used is required.This is particularly necessary in some European countries where social benefits are not being used as intended by the government or where benefits are subject to fraud.

•	Closed network consumer to business (C2B) and business to business (B2B).An example is school lunch programs where the consumer can make direct mobile payments to the provider’s point of sale (POS) terminal without the need to traverse the traditional merchant payment system.This reduces the cost per transaction for the vendor and provides instant non-repudiated settlement.Many school lunch programs are now provided by large catering companies.This is particularly valuable as credit card fees, transaction fees and service fees can exceed 3% in overhead costs per transaction dependent on the negotiated rate.Removing this overhead can have significant positive financial impact on profitably.It also allows the closed network to own its own behavioral use data thus obviating the need to pay a third party for the same data.

•	Integration of our certified COPPA-compliant white label Family Wallet Banking-as-a-Platform into digital banking platforms. This will make the Company’s family wallet available to financial institutions which will allow end-user customers of subscribing financial institutions to utilize the Company’s family wallet.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service.Since we have extremely limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following discussion analyzes our results of operations for the three months ended June 30, 2026 and 2025. The following information should be considered together with our condensed financial statements for such period and the accompanying notes thereto.

Net Revenue

For the three months ended June 30, 2026 and 2025, we generated revenues of $31,850 and $0. Revenues for the three months ended June 30, 2026 were generated from business-to-business, SaaS subscriptions associated with the rollout of the Platform.

Net Loss

For the three months ended June 30, 2026 and 2025, we had a net loss of $2,121,007 and $2,113,343.

Transaction Expense

Transaction expense for the three months ended June 30, 2026 was $0 compared to $57,593 for the three months ended June 30, 2025. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to a diminished focus on the business-to-consumer marketspace for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Sales and Marketing

Sales and marketing expenses for the three months ended June 30, 2026 were $88,735 compared to $110,408 for the three months ended June 30, 2025, a decrease of $21,673. The decrease was due to lower marketing event and marketing options expenses for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Product Development

Product development expenses were $787,052 and $863,441 for the three months ended June 30, 2026 and 2025, a decrease of $76,389. Aggregate outside product development consultant costs for the three months ended June 30, 2026 were lower when compared to the three months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses increased $90,278 to $916,742 for the three months ended June 30, 2026 from $826,464 for the three months ended June 30, 2025. The increase is attributed to higher professional fees and higher consulting options expense for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Interest Expense, net

During the three months ended June 30, 2026, the Company incurred interest expense, net of interest income of $360,328 compared to $255,437 for the three months ended June 30, 2025, an increase of $104,891. The increase in interest expense relates to increased levels of outstanding debt for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025.

Dividend Accrual

Accrued preferred dividend expense decreased by $1,828 to $702,771 for the three months ended June 30, 2026 compared to $704,599 for the three months ended June 30, 2025. The expense decreased as a result of the conversions of Series B Preferred Stock into common shares that occurred during the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following discussion analyzes our results of operations for the six months ended June 30, 2026 and 2025. The following information should be considered together with our condensed financial statements for such periods and the accompanying notes thereto.

Net Revenue

For the six months ended June 30, 2026 and 2025, we generated revenues of $43,600 and $0. Revenues for the six months ended June 30, 2026 were generated from business-to-business, SaaS subscriptions associated with the rollout of the Platform

Net Loss

For the six months ended June 30, 2026 and 2025, we had a net loss of $4,058,528 and $4,856,831.

Transaction Expense

Transaction expense for the six months ended June 30, 2026 was $46,967 compared to $122,468 for the six months ended June 30, 2025. These are transactional charges primarily for the operation of the Mazoola® app. The decrease is attributed to the shift away from business-to-consumer initiatives to more of a business-to-business focus.

Sales and Marketing

Sales and marketing expenses for the six months ended June 30, 2026 were $190,031 compared to $229,141 for the six months ended June 30, 2025, a decrease of $39,110. The decrease was due to lower marketing event and marketing options expenses for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Product Development

Product development expenses were $1,663,133 and $1,421,982 for the six months ended June 30, 2026 and 2025, an increase of $241,151. The increase was due to higher integration, payroll, and security/compliance costs associated with the rollout of the Platform to subscribing financial institutions for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased $1,131,381 to $1,509,757 for the six months ended June 30, 2026 from $2,641,138 for the six months ended June 30, 2025. Consultant and consultant options expenses decreased by approximately $815,000 along with additional decreases to professional fees and payroll costs for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Other Income

Other income was $0 for the six months ended June 30, 2026 compared to $60,176 for the six months ended June 30, 2025. The decrease is attributed to proceeds received for the sale of the Oink.com domain name that occurred during the six months ended June 30, 2025 and did not occur during the six months ended June 30, 2026.

Interest Expense, net

During the six months ended June 30, 2026, the Company incurred interest expense, net of interest income of $692,240, compared to $502,278 for the six months ended June 30, 2025, an increase of $189,962. The increase in interest expense relates to increased levels of outstanding debt for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

Dividend Accrual

Accrued preferred dividend expense decreased by $34,477 to $1,374,721 for the six months ended June 30, 2026 compared to $1,409,198 for the six months ended June 30, 2025. The expense decreased as a result of the conversions of Series B Preferred Stock into common shares that occurred during the six months ended June 30, 2025.

Liquidity and Capital Resources

As of August 14, 2026 we had cash on hand of approximately $250,000.

Net cash used in operating activities decreased $844,122 to $2,261,695 for the six months ended June 30, 2026 as compared to $3,105,817 for the six months ended June 30, 2025. The decrease resulted primarily from the change in the fair value of options issued in exchange for services which was partially offset by an increase in accounts payable and accrued expenses compared to that of the same period in the prior year.

Net cash used in investing activities decreased to $0 for the six months ended June 30, 2026 from $3,585 for the six months ended June 30, 2025 as a result of a decrease in investments in patents.

Net cash provided by financing activities increased to $2,198,022 for the six months ended June 30, 2026 from $2,000,000 for the six months ended June 30, 2025. This increase was due to the proceeds received from the sale of notes payable-other which was partially offset by a decrease in the proceeds received from the sale of 10% secured convertible notes payable-stockholder.

As we have not realized significant revenues since our inception, we have financed our operations through offerings of debt and equity securities.On March 13, 2023, the Company entered into a $20 million Investor Private Line of Credit agreement (the “LOC”) with an existing shareholder of the Company. This LOC Agreement was extended for one year on March 13, 2024, and then again on March 13, 2025 for an additional year. There were no draws on this LOC Agreement and it expired on March 13, 2026.

Since our inception, we have focused on developing and implementing our business plan.We believe that our existing cash resources will not be sufficient to sustain our operations during the next twelve months.We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance enhancements to our Platform, and execute the business plan.If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. Such financing may include both traditional notes and notes issued along with stock options. The issuance of additional equity would result in dilution to existing shareholders. The issuance of convertible debt may also result in dilution to existing stockholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. See Note 2 to our consolidated financial statements included in this Form 10-Q.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to commercialize the Platform, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.We do not project that significant revenue will be developed at the earliest until late third quarter of 2026. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.Moreover, there can be no assurance that even if the Platform is fully developed and successfully commercialized, that we will generate revenues sufficient to fund our operations.In either such situation, we may not be able to continue our operations and our business might fail.

Based upon the current cash position and the Company’s planned expense run rate, management believes the Company will not be able to finance its operations beyond September 2026.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we do not have any off-balance sheet arrangements.

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

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued.Non-employee equity based payments that do not vest immediately upon grant are recorded as an expense over the vesting period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2026 we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments since the disclosure provided in the Company’s Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2026, the Company issued $450,000 aggregate principal amount of its 10% Secured Convertible Promissory Notes in a private placement to certain accredited investors. Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement and/or a non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K) during the quarter ended June 30, 2026.

During the three months ended June 30, 2026, the Company issued $1,160,000 aggregate principal amount of Notes Payable - Other in a private placement to certain accredited investors. Each of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. See the footnotes to the financial statements contained herein for additional detail on the applicable securities issued.

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
Date: August 14, 2026

